Form 10QSB
period 1999-01-02
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 1999-04-02
CIK 1020477

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 2, 1999 Commission File Number 333-44315


                AQUA CLARA BOTTLING AND DISTRIBUTION CORPORATION
                ------------------------------------------------


     FLORIDA                                                    84-1352529
     -------                                                -------------------
                                                             (I.R.S. Employer
                                                            Identification No.)

         1315 CLEVELAND STREET
          CLEARWATER, FLORIDA                                     33755
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)


                                  727/446-2999
                                  ------------
                                  Phone Number


                               www.aquaclara.com
                               -----------------
                                    Website


Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[ x]

         The registrant had 15,130,156 shares of common stock, no par value, outstanding as of February 5, 1999.



===============================================================================

                                    PART I:

                             FINANCIAL INFORMATION
                                    (ITEM 1)

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.
                           CONSOLIDATED BALANCE SHEET




                            ASSETS                                                                 January 2, 1999
                                                                                                     (unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                                            $    1,728
Accounts Receivable (less allowance of $10,000)                                                          50,493
Inventories                                                                                              48,950
Other current assets                                                                                      5,389
                                                                                                     ----------
         Total Current Assets                                                                           106,560

Property, Plant and Equipment (net)                                                                   1,975,021
Other Assets                                                                                             22,961
                                                                                                     ----------
         Total Assets                                                                                $2,104,542
                                                                                                     ==========


                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                                     $  471,549
Accrued expenses                                                                                        279,523
Notes payable                                                                                           176,432
Current portion of long term debt                                                                        19,135
                                                                                                     ----------
         Total current liabilities                                                                      946,639

Long-term debt due after one year                                                                       266,855
                                                                                                     ----------
         Total Liabilities                                                                            1,213,494
                                                                                                     ----------

                     STOCKHOLDERS' EQUITY

Preferred Stock                                                                                      $1,450,212
Common Stock                                                                                          3,633,442
Additional Paid in capital                                                                            1,417,391
Deficit Accumulated During development stage                                                         (5,609,997)

         Total Stockholders' Equity                                                                     891,048
                                                                                                     ----------
         Total Liabilities & Stockholders' Equity                                                    $2,104,542
                                                                                                     ==========

                             FINANCIAL INFORMATION
                                    (ITEM 3)

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              Inception thru
                                                                              January 2, 1999
                                                                                (unaudited)

Net sales                                                                       $   260,995

Cost of sales                                                                       150,701
                                                                                -----------

Gross Profit                                                                        110,294

Selling and General and Administrative expenses                                   5,744,357
                                                                                -----------
Net operating Loss                                                               (5,634,063)

Interest expense                                                                     59,922
Interest and Other income/expense                                                   (35,855)
                                                                                -----------

Net Loss                                                                        $(5,609,997)
                                                                                ===========
Net Loss Per Share                                                                    $(.44)
                                                                                ===========
Weighted average common shares outstanding                                       12,650,253
                                                                                ===========


                             FINANCIAL INFORMATION
                                    (ITEM 3)

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 9 months ended            9 months ended
                                                                                 January 2, 1999           January 3, 1998
                                                                                   (unaudited)               (unaudited)

Net sales                                                                          $   116,491               $   120,367

Cost of sales                                                                          111,814                   122,092

Gross Profit                                                                             4,677                    (1,725)

Selling and General and Administrative expenses                                      1,331,178                 1,182,794
                                                                                   -----------               -----------
Net operating income                                                                (1,326,501)               (1,184,519)

Interest expense                                                                       (20,956)                   31,866
Interest and Other income/expense                                                       (6,889)

Net Loss                                                                           $(1,354,346)              $(1,216,385)
                                                                                   ===========               ===========
Net Loss Per Share                                                                       $(.11)                    $(.21)
                                                                                   ===========               ===========

Weighted average common shares outstanding                                          12,650,253                 5,890,031
                                                                                   ===========               ===========

                             FINANCIAL INFORMATION
                                    (ITEM 3)

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        3 months ended              3 months ended
                                                                                        January 2, 1999             January 3, 1998
                                                                                          (unaudited)                 (unaudited)

Net sales                                                                                  $    21,669                   $   58,051

Cost of sales                                                                                    8,158                      101,397
                                                                                           -----------                   ----------

Gross Profit                                                                                    13,511                      (43,346)

Selling and General and Administrative expenses                                                809,883                      687,873
                                                                                           -----------                   ----------

Net operating income                                                                          (796,372)                    (731,219)

Interest expense                                                                               (11,663)                      (8,171)
                                                                                           -----------                   ----------

Net Loss                                                                                   $  (808,035)                  $ (739,390)
                                                                                           ===========                   ==========

Net Loss Per Share                                                                         $      (.06)                  $     (.13)
                                                                                           ===========                   ==========

Weighted average common shares outstanding                                                  12,650,253                    5,890,031
                                                                                           ===========                   ==========


                                     PART 1
                             FINANCIAL INFORMATION
                                    (ITEM 4)

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                          Additional        During
                                         Preferred Stock          Common Stock             paid in        development  Subscription
                                        Shares     amount       shares       amount        Capital          stage        Receivable
                                        ------     ------    ---------     ----------     ----------      -----------  ------------

Issuance of common stock,
    August 1995                                                500,000     $    5,000     $   15,250
Issuance of common stock for
    services, August 1995                                      500,000          5,000         15,250
Net loss for the period                                                                                    (80,519)
                                         -----  ----------  ----------     ----------     ----------   -----------      --------

Balance, March 31, 1996                                      1,000,000         10,000         30,500
                                                                                                           (80,519)
Adjustment for recapitalization,
    December 1996                                            1,525,122         33,668        (30,500)
Issuance of common stock for
    services, December 1996                                    279,500        139,750
Common stock issued for conversion
     of notes Payable, March 1997                              796,500        323,500
Common stock issued through
Regulation D offering March 1997                             1,283,000        525,498                                   $(50,000)
Net loss for period                                                                                       (366,527)
                                         -----  ----------  ----------     ----------     ----------   -----------      --------

Balance, March 31, 1997                                      4,884,122      1,032,416                     (447,046)      (50,000)

Collection of subscription                                                                                                50,000
    receivable, April 1997                                   1,312,500      1,501,250
Stock issued through Regulation D
    offering, December, 1997             2,500  $  447,597      75,000        247,500      1,417,391
Amortization of the intrinsic value
    of the conversion Rights of the
    preferred stock                              1,417,391                                              (1,417,391)
Net loss for period                                                                                     (2,203,714)
                                         -----  ----------  ----------     ----------     ----------   -----------      --------

Balance April 4, 1998                    2,500   1,864,988   6,271,622      2,781,166      1,417,391    (4,068,151)            0

Stock issued through offering,
    August, 1998 (unaudited)                                   250,000        437,500                     (187,500)
Conversion of preferred stock
    December, 1998                        (556)   (414,776)  6,128,631        414,776
Net loss for period (unaudited)                                                                         (1,354,346)
                                         -----  ----------  ----------     ----------     ----------   -----------      --------

Balance January 2, 1999                  1,944  $1,450,212  12,650,253     $3,633,442     $1,417,391   $(5,609,997)            0
                                         =====  ==========  ==========     ==========     ==========   ===========      ========

                                     PART 1
                             FINANCIAL INFORMATION
                                    (ITEM 5)

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                             9 months ended        9 months ended,
                                                                                            January 2, 1999        January 3, 1998

                                                                                              (unaudited)           (unaudited)

OPERATING ACTIVITIES
         Net loss                                                                            $(1,354,346)          $(1,216,385)
         Adjustments to reconcile net loss to cash used
         In operating activities
                  Loss on investment                                                                                     1,000
                  Depreciation and amortization                                                   18,794                58,340
                  Issuance of common stock for services                                                                548,750
                  Incurrence of debt for compensation                                                                   60,517
                  Decrease in:
                               Accounts receivable                                               (32,802)              (47,024)
                               Prepaid assets                                                    397,948              (412,797)
                               Inventory                                                         (22,002)               (3,684)
                  Increase in:
                               Accounts Payable                                                  262,068                42,315
                               Accrued expenses                                                  261,120                20,173
                               Deferred salary                                                    56,447
                                                                                             -----------           -----------
                  Total Adjustments                                                              941,573               267,590
                                                                                             -----------           -----------
                  Net cash used in operating activities                                         (412,773)             (948,795)
                                                                                             -----------           -----------

  INVESTING ACTIVITIES
         Purchases of property, plant, and equipment                                            (580,176)             (185,654)
         Increase in other assets                                                                 (1,506)             (298,733)
                                                                                             -----------           -----------
                  Cash used for investing activities                                            (581,682)             (484,387)

FINANCING ACTIVITIES
         Proceeds from customer deposits                                                                                17,016
         Proceeds from notes payable to stockholders and
                  Incurrence of convertible debt                                                                       328,757
         Proceeds from long-term debt and obligations
                   under capital lease                                                            11,616              (312,727)
         Net proceeds from issuance of Common stock                                              250,000             2,262,488
                                                                                             -----------           -----------

         Net cash & cash equivalents provided by financing activities                            261,616             2,295,534
                                                                                             -----------           -----------

         Net increase (decrease) in cash                                                        (737,876)              862,352

         Cash & cash equivalents beginning of period                                              (3,572)              391,281

         Cash & cash equivalents end of period                                               $     1,728           $ 1,253,633
                                                                                             ===========           ===========


                AQUA CLARA BOTTLING AND DISTRIBUTION CORPORATION

           NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain information and footnotes that are required by generally accepted accounting principles for complete financial statement are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statement and related notes contained in the Annual Report for the fiscal year ended April 4, 1998.

         The results of operations for the three-month and nine-month periods ended January 3, 1999 are not necessarily indicative of those to be expected for the entire year.

BUSINESS

         On August 17, 1995, Pocotopaug Investment, Inc. (hereinafter referred to as "Pocotopaug") was incorporated under the laws of Florida for the purpose of raising capital to fund the development of products for subsequent entry into the bottled water industry. Pocotopaug has been in the development stage since its formation.

         On July 29, 1996, Aqua Clara Bottling and Distribution, Inc. (hereinafter referred to as "Aqua Clara") was incorporated under the laws of Colorado for the purpose of raising capital to fund the development of products for subsequent entry into the bottled water industry. Aqua Clara has been in the development state since its formation and was virtually inactive until the time of its combination with Pocotopaug, as described below.

         In December 1996, the stockholders of Pocotopaug gained control of Aqua Clara and Aqua Clara acquired Pocotopaug in a business combination accounted for as a reorganization of Pocotopaug. Pocotopaug became a wholly owned subsidiary of Aqua Clara through the exchange of 1,690,122 shares of Aqua Clara common stock for all 1,000,000 shares of the outstanding stock of Pocotopaug. Upon the execution of this transaction, Aqua Clara had 2,525,122 shares outstanding. The accompanying consolidated financial statement have been based on the assumption that the Companies were combined for all periods presented.

         In December 1997, the Company issued 2,500 shares of convertible cumulative preferred stock through a private placement memorandum. The Company raised $2,500,000 and incurred offering costs of $387,512. The Company issued 75,000 shares of common stock as compensation to a promoter of this offering. These share were valued at their trading price of other common stock and amounted to $247,500.

         During the year ended April 4, 1998, the Company began its five-gallon water business. In February 1998, the Company sold this portion of the business. The assets disposed of consist of certain receivables, a vehicle, and various equipment used in the Company's bottled water business. The total sales price was approximately $352,394, which included the assumption of installment notes payable of approximately $149,782 by the acquiring company. The Company recognized a gain of approximately $33,000 on this sale.

         As shown in the consolidated financial statements, the Company has been a development stage enterprise since its inception. The revenues reflected in the consolidated financial statements (prior to July 1998) are from initial operations of a five-gallon water business, which was discontinued in March 1998. The Company is devoting its efforts to establishing its oxygenated water business, and there have been no significant sales from these operations to date.

         Working capital is presently being supplied by the Board of Directors who have loaned money to the Company for operational expenses and intend to support the Company in the near future. These loans are being secured by assets owned by the Company. However, there is no assurance that the Board of Directors will continue to loan the Company money necessary to continue operations. Outside investors are currently being sought; however, no plans or arrangement are in place with respect to additional capital. The Company is presently in contact with potential business partners that would fund the Company and assist with volume required to make the operations profitable. The Company must obtain additional financing to continue its operations. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence. See Subsequent Events for an explanation of loan transactions subsequent to January 2, 1999.

SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Aqua Clara Bottling and Distribution, Inc. and its wholly owned subsidiary, Pocotopaug Investments, Inc. All significant intercompany accounts and transactions have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company sometimes maintains cash balances in excess of the Federal Deposit Insurance Corporation's insured limit of $100,000.

         Cash equivalents consist of all highly liquid debt instruments purchased with a maturity of three months or less.

         Inventory is stated at the lower of cost (first-in, first-out) or market.

         Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

         Organizational costs are amortized over a period of six years.

         Shares of common stock issued for other than cash have been assigned amounts equivalent to the estimated fair value of the service received until the time the Company's stock began trading. At that time, the Company valued the transactions based on quoted prices. The Company records shares as outstanding at the time the Company becomes contractually obligated to issue shares.

         Property, plant, and equipment are recorded at cost. Depreciation is calculated by the declining-balance and straight-line methods over the estimated useful lives of the assets. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property, plant, and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved and any gain or loss is included in operations. No significant depreciation has been taken as of January 2, 1999 since the property, plant and equipment have just been placed in service.

         The Company applies APB Opinion 25 in accounting for its stock options. The exercise price of these options exceeded the fair value of the underlying common stock on the grant date and therefore, there are no compensation costs included in the accompanying consolidated financial statements.

         Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, investment securities, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the recapitalization the same remaining maturities.

         The Company charges to retained earnings and credits its additional paid-in capital for the amortization of the intrinsic value of the conversion feature of its preferred stock and effective common stock dividends for stock issued to third parties for less than trading value. Both transactions are in accordance with the statement issued by the Securities and Exchange Commission.

         Loss per share is based on the weighted average number of common shares outstanding during each period after giving effect to the recapitalization described above. The Company has implemented SFAS No. 128. There is no effect on the prior loss per share amounts based on this statement. In computing diluted earnings per share, the following were excluded because their effects were antidilutive: options on 250,000 shares; preferred shares convertible into common shares; and 600,000 contingently issuable shares.

         Advertising costs are expensed as incurred and amounted to approximately $849,176 and $1,700 for the years ended April 4, 1998 and March 31, 1997 respectively. Advertising costs for the 9 month period ended January 2, 1999 was $2,207 compared to Advertising costs for period ended January 3, 1998 of $21,883 (unaudited). Advertising costs from inception approximated $850,000 for the period from inception through January 2, 1999.

         The Company changed its fiscal year-end to the first Saturday in April beginning with the fiscal year ended April 4, 1998.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustment necessary for a fair statement of (a) the results of operations for the three-month and nine-month periods ended January 2, 1999 and January 3, 1998; (b) the financial position at January 2, 1999; (c) cash flows for the nine-month periods ended January 2, 1999 and January 3, 1998 have been made.

PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consist of the following:

                                                                     January 2, 1999
                                                                       (unaudited)
         Land                                                          $   90,000
         Building                                                       1,020,977
         Machinery and equipment                                          851,858
         Vehicles                                                          30,392
                                                                       ----------
                                                                        1,993,227
         Less accumulated depreciation                                     18,206
                                                                       ----------
                                                                        1,960,421
                                                                       ==========



NOTES PAYABLE AND LONG TERM DEBT


         Mortgage payable; interest adjustable annually to
               Prime (8.5% at March 31, 1998); payable $2,954 per                                         January 2, 1999
               Month including interest; unpaid principal of                                                (unaudited)
               Approximately $238,000 due 15, 2001; Collateralized by property
               and plant                                                                                     $ 268,291
         Stockholder notes payable; 6.0%; due on demand;
               Unsecured                                                                                        15,000
         Stockholder notes payable; 5.0%; due on demand;
               Secured by property, plant, equipment, all assets;                                              161,432
         Note payable; 0%; due on demand
               Secured by equipment                                                                             65,000
         Installment notes payable; interest ranging from 10.5%
               To 11.5%; payments aggregating $6,340 per month
               Including interest; collateralized by vehicles                                                   17,698
                                                                                                             ---------
                                                                                                               527,421
         Less amounts currently due                                                                            260,566
                                                                                                             ---------
                                                                                                               266,855
                                                                                                             =========



         The following is a schedule by year of the principal payments required on these notes payable and long-term debt (excluding the obligations under capital lease) as of January (unaudited):

         1999                                            $ 40,390
         2000                                              26,104
         2001                                             235,943
         2002                                               2,586

         During the year ended April 4, 1998, the Company sold the assets of their five-gallon water business. The purchaser of these assets assumed the notes payable and obligations under capital leases used by the Company to finance these assets. The purchaser is responsible for making the payments on these notes payable and obligations under capital leases; however, the

Company remains contingently liable for any nonpayments on behalf of the purchaser. The principal payments required on these notes payable and obligations under capital leases are approximately $10,000 at January 2, 1999.

LEASE COMMITMENTS

         Until July 1998 the Company rented its operating facility and still leases various vehicles under operating leases that expire at various dates from 1998 through 2002. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of January 2, 1999 (unaudited).

         1999                                            $  12,000
         2000                                               12,000
         2001                                                4,000

         Rent expense for the 9-month period ended January 2, 1999 was $19,488 and rent expense for the 9-month period ended January 3, 1998 was $21,883. Rent expense from inception through January 2, 1999 was $49,932.

INCOME TAXES

         No provision for income taxes is recorded due to the amount of tax losses incurred since inception. The Company had unused net operating loss carryforwards to carry forward against future years' taxable income of approximately $1,258,000, which begins to expire in years after 2011. Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.


                                                                        January 2, 1999
                                                                        ---------------
                                                                           (unaudited)
         Deferred tax assets:
                  Start up costs                                            $  663,000
                  Net operating loss carryforwards                             675,000
                                                                            ----------
         Gross deferred tax assets                                           1,338,000
         Valuation allowance                                                 1,388,000
                                                                            ----------
         Total deferred tax asset                                           $        0
                                                                            ==========

         Since inception, substantial changes of ownership of the Company have occurred. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses that have been limited because of the change in ownership as described above, any other net operating losses will expire if not utilized within 15 years of the year in which they were incurred.

COMMITMENTS AND CONTINGENCIES

         The Company has employment agreements with terms ranging from one to five years with its officers, which provide for minimum annual salaries. These one-year agreements have automatic renewal provisions. The total salary commitment under these agreements amounts to approximately $231,000 per year. At January 2, 1999 the Company accrued approximately $137,156, in deferred salaries related to these agreements. One of these officers resigned and, therefore, reduced the annual future commitment of the Company by approximately $77,000 per year.

         During the year ended April 4, 1998, the Company entered into a "lead generation/corporate relations agreement" with a term of one year which required the Company to pay $400,000 on execution of the agreement and an additional $400,000 contingent on the Company raising an additional $2,500,000 in a future common stock offering. The initial $400,000 payment was reflected as a prepaid asset as of April 4, 1998. During the period ended January 2, 1999 (unaudited), Management determined that it was unlikely that the Company would receive any future benefit of this amount and, therefore, expensed the $400,000.

         During the period ended January 2, 1999 (unaudited), a complaint totaling approximately $235,000 was filed against the Company alleging that the Company failed to pay for improvement made to the Company's production and office building. Management of the Company has indicated that this complaint centers on contested change orders. Management has recorded in payables approximately $141,000, their estimate of the possible outcome of this complaint.

STOCK

         In December 1996, the company issued 259,500 shares to individuals for consulting services performed. These shares were valued at $.50 per share, In addition, in April 1997, the Board of Directors approved the issuance of 750,000 shares to two of its officers for services rendered. These shares were also valued at $.50 per share, Management's estimate of the fair market value of the stock at that time.

         The Company entered into two agreements for services to be performed during the year ended April 4, 1998. Each agreement contained options to acquire 200,000 shares of common stock at $.25 per share. These services were valued at the difference between the fair market value of the underlying common stock of the options on the date of grant and the $.25 per share exercise price. These options were exercised and resulted in total cash consideration paid to the Company of $100,000. The costs of these agreements were expensed because the services were performed.

         In April 1997, the Company issued 62,500 shares of common stock to directors and employees for services rendered. These shares were valued at $.50 per share, the fair market value of the common stock.

         The following is a summary of options, common stock issued for services, and $100,000 received on exercise of the options during the year ended April 4, 1998:


         Month                                                        Number of shares          Amount
         -----                                                        ----------------          ------
         April 1997                                                        812,500              $406,250
         September 1997 (including $100,000 received)                      400,000               920,000
         March 1998                                                        100,000               175,000
                                                                         ---------            ----------
                                                                         1,312,500            $1,501,250
                                                                         =========            ==========


         In August 1998, the Company entered into two subscription agreement with unrelated third parties to issue 1,000,000 shares for $1,000,000. Under the terms of these agreements, the $1,000,000 was due in four equal installments beginning in August 1998. Subsequent to the receipt of the first installments ($250,000 total), this subscription agreement was cancelled and the Company issued 250,000 shares of common stock to the individuals. At the time the Company entered into the agreements, the stock was trading an $1.75 per share; consequently, the Company effectively recorded a $187,500 dividend to these unrelated parties for the difference between the trading price and the purchase price of these 250,000 shares which were issued at $1 per share.

         During the year ended April 4, 1998, the Company issued 2,500 shares of Series A convertible preferred stock. These shares are nonvoting, and the holders are entitled to receive an eight-percent annual dividend and have a liquidation preference of $1,300 per share. These preferred share are convertible at any time at the option of the holder into common shares equal to $1,000 divided by the lower of (i) 65 percent of the average market price of the common stock for the five trading days prior to the conversion date, or
(ii) $1.875. The Series A preferred shares contain a provision that the Company shall increase the conversion rate by five percent for each of the following occurrences:

         Failure to file a registration statement under the Securities Act of 1933 covering the common stock within 30 days of closing date;

         Failure of the registration to become effective within 120 days of closing date; and

         Failure to issue the common shares within the time limits set forth in the amended articles of incorporation.

         These shares, if converted using the aforementioned 65 percent of the average market price of the common stock as of April 4, 1998, would convert to a maximum of 2,197,802 common shares. These shares, if converted at January 2, 1999 would convert to over 30,000,000 shares. Subsequent to April 4, 1998, the Company failed to register the shares within the 120-day time frame, and the maximum amount of shares increased to five percent as a result.

         Considering the beneficial conversion feature of the 2,500 Series A convertible preferred shares, the Company allocated $1,417,391 of the proceeds raised from the issuance of these shares, which represents the intrinsic value of the conversion feature to additional paid-in capital. The amortization of this discount is charged against retained earnings and increases preferred stock analogous to a dividend distribution based on the demand conversion.

STOCK OPTIONS

         As part of a "lead generation/corporate relations agreement" the Company issued 250,000 options to acquire common stock. These options are exercisable at the rate of 50,000 per year at prices ranging from $3.50 to $7.00 or upon the Company's raising its next tranche of $2,500,000.

         The Company applies APB Opinion 25 in accounting for its stock options. The exercise price of these options exceeded the fair value of the underlying common stock on the grant date and, therefore, there are no compensation costs recognized under APB Opinion 25.

         The options issued were for future services. Had compensation cost for the options granted been determined based on the fair value at the grant date under methods prescribed by FASB Statement No. 123, the Company would have recorded a prepaid asset of approximately $359,000. This would be amortized as compensation cost over the next five years as the services are provided to the Company.

         Following is a summary of stock option activity from inception through January 2, 1999:

                                                                                Number of       Weighted Average
                                                                                 Shares         Exercise Price
                                                                                ---------       ----------------

         Outstanding at August 17, 1995                                                0
         Granted during the year ended April 4, 1998                             650,000           $  2.08
         Exercised                                                               400,000               .25
                                                                                 -------           -------
         Outstanding at January 2, 1999                                          250,000           $  5.00
                                                                                 =======           =======


         Following is a summary of options outstanding at January 2, 1999:

         Exercise          Number          Weighted Average Remaining                 Exercise
         Price           of shares             Contractual Life                         Date
         --------        ---------         --------------------------             -----------------

         $  3.50           50,000                        1                        November 17, 1998
         $  4.20           50,000                        2                        November 17, 1999
         $  4.70           50,000                        3                        November 17, 2000
         $  5.60           50,000                        4                        November 17, 2001
         $  7.00           50,000                        5                        November 17, 2002



         The exercise date of the above options is the latter of the above dates or the Company's raising its next tranche of $2,500,000.

         The weighted average fair value of the options at their grant date during the year ended April 4, 1998 was $4.14. The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. The following summarizes the weighted average of the assumptions used in the model:

        Risk-free interest rate                               5.79%
        Expected years until exercise                         3

SUBSEQUENT EVENTS

         During the period ended 01/02/99, two of the officers left the Company, but remained on the Board of Directors. The remaining officer of the Company entered into a series of equity transactions, which were not properly authorized by the Board of Directors. These equity transactions included authorization of 49,500,000 shares of Series B convertible stock, and the authorization of options for 3,600,000 shares of common stock. It is the opinion of the current Board of Directors that these equity transactions were not properly authorized and, therefore, are not valid transactions. The B Preferred Stock is not included in any calculations with regard to stock of the Company.

         The two officers who had previously left the Company returned and the remaining officer resigned from the Company and the Board of Directors. The remaining current Board of Directors then individually entered into a series of promissory notes with the Company for unpaid salaries and cash advances totaling $117,297. Subsequent to January 2, 1999 these notes have increased to approximately $200,000. These notes are demand instruments at five-percent interest and are secured by blanket security agreements on all of the assets of the Company, UCC filings on the Company's non-realty assets and mortgages on the Company's realty.

         On January 21, 1999 the Company reduced the legal fees and costs ($45,480) owed to its litigation counsel and its corporate counsel to a promissory note. The promissory note is a demand instrument at 5% simple interest. A mortgage on the Company's realty secures the note. The note, security agreement, and mortgage include any future fees or costs advancements.

         On February 11, 1999 the Company received a loan from a group of the Company's shareholders, who are neither officers nor directors. Under the loan terms $250,000 was made available over ninety days. The 10% interest rate is payable in cash or stock. A blanket Security Agreement on all of the Company's assets, a UCC filing on the Company's non-realty assets, and a mortgage on the Company's realty secures the note. The note, security agreement, UCC filing and mortgage include any future advancements of additional funds. As additional consideration the Company will issue 25 shares of the to be created Series C Convertible Preferred Stock to the loaning shareholders.

         Subsequent to January 2, 1999, the Company's Board of Directors decided to create a Series C Convertible Preferred Stock and authorize 500 shares of the Series C Convertible Preferred Stock. The C Preferred Stock is not included in any calculations with regard to stock of the Company.

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.

                                    PART II
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         The Company's sales commenced in April 1997 with the introduction of its 5-gallon bottled water service. In the nine months ended January 3, 1998 the Company had $120,307 in sales from this business. Revenues were comprised of cooler rentals and water sales, which terminated in March 1998. The Company intends with the proceeds of its recent offering of Series A Preferred Stock to enter the PET bottled water market. The sales for the first nine months ending January 2, 1999 are $116,491. This lower than expected sales level is because the company has not been able to find a major supplier to purchase large quantities of product. Although the company is presently talking to many large interested customers, to date no contracts or purchase orders have been completed. Unless a large customer is found, the next three months sales figures will only show a modest increase.

         The Company's sales comparisons to previous years will not be an indicator of any future growth patterns because the Company is still in the development stage of trying to launch a new product.

         The gross profit for the period ended January 2, 1999 was $4,677 which was due to the large amount of product given out as samples to try to introduce the product into the market.

         The Selling and General Administrative expenses for the nine-month period ending January 2, 1999 were $1,331,178. Non-recurring expenses included $400,000 for lead generation corporate/relations contract from the prior year that was totally expensed in the current year.

         Sales of PET products did not commence until July 1998. The Company has no agreements in place with distributors for its PET bottled water products and there can be no assurance as to future operating revenues from this business. The Company sold its 5-gallon water business in March 1998 to Clearidge, Inc., a Tennessee corporation located in Nashville Tennessee and a competitor to the Company. Neither the Company nor any of its officer or directors is affiliated with Clearidge. The purchase price of approximately $352,394 was paid $186,400 in cash and $134,000 by the assumption of installment notes payable, and includes accounts receivable, inventory, equipment and deposits. See the notes to Consolidated Financial Statements. If the 5-gallon water business had not been in existence for the years ended April 4, 1998 and March 31, 1997, the Company would have had no sales in either year, and would have had $1,870,529 in general and administrative expenses and $1,881,903 in net losses in fiscal 1998, compared to $315,985 and $366,527 in general and administrative expenses and net loss, respectively.

         The Company does not intend to manufacture PET water products without firm orders in hand for its products. However, the Company intends to expend costs over the next twelve months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues nor attain profitability, if ever.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 2, 1999 the Company has a working capital deficit of approximately $840,000. At January 2, 1999, the Company's daily operating cash needs were being supplied by the Directors of the Company The current Directors were making secured loans to the Company to keep the Company operations going. The Directors were able to invest enough capital in the Company to keep the Company open and operational until February 1999.

         Subsequent to January 2, 1999 a group of the Company's shareholders have loaned the Company $250,000 which is the needed capital to continue until May 1, 1999. This loan, made on February 11, 1999, is secured by the assets of the company and is a demand note.

         It is planned to continue to search for investors or partners to invest the additional monies required in keeping the Company operational. If the Company can not attract additional capital then the ability of the Company to continue is in doubt. The Company has no plans or arrangements in place with respect to additional capital sources at this time. The Company has no lines of credit available to it at this time. There is no assurance that the current Board of Directors or the Company's other shareholders will loan additional money necessary for operations.

         Although the Company expects to have losses in the fourth quarter, the management believes that the losses will decrease and a break-even point could be possible in the forth quarter of this year. Inflation has not had a significant impact on the Company's results of operations.


BUSINESS AND PLAN OF OPERATION

GENERAL

         Aqua Clara Bottling & Distributors, Inc., a Colorado corporation (the "Company") organized on July 29, 1996 is the successor to Pocotopaug Investment, Inc., a Florida corporation and the Company's operating subsidiary ("Pocotopaug"). Pocotopaug was organized in August 1995 by John S. McAvoy to investigate the feasibility of producing and marketing non-sparkling drinking water products. The Company produces and sells non-sparkling purified drinking and distilled and natural water products.

         Since April 1997, the Company has generated revenues from its 5 gallon home and office delivery business, which was sold in March 1998, and the Company now intends to focus its future operations in the sale of oxygen enriched water packaged in PET containers ranging from .5 liter to 1.5 liters, and to specialize in oxygen enriched water; with 40 parts per million (ppm) of oxygen, compared to 7 ppm for tap water. Oxygen richness imparts a light and crisp taste and management believes that oxygen enriched water is healthier, although no studies have been made to underlie this conclusion.

         According to Beverage Marketing (published by Beverage Marketing Corp., located at 2670 Commercial Avenue, Mingo Junction, Ohio 43938), the total U.S. market for bottled water has grown from 1.6 billion gallons sold in 1987 to over 3.1 billion gallons in 1996, and accounted for approximately $3.6 billion in wholesale sales during 1996 and non-sparkling water comprises over 87% of the U.S. bottled water market and generated $2.7 billion of wholesale sales in 1996, and is expected to continue to grow in the future (Beverage Marketing has no affiliation with the Company or any of its affiliates). PET (an acronym for polyethylene terephthalate, a premium clear plastic) packaged products comprise approximately 39% of the domestically produced non-sparkling water market and have grown from approximately 83 million gallons in 1987 to approximately 580 million gallons in 1996, representing a compounded annual growth rate of approximately 24%. PET-packaged products accounted for approximately $921 million of wholesale sales in 1996. According to Beverage Marketing, PET bottled water is among the fastest growing beverage categories in the United States. Contributing to the growth in consumption of non-sparkling water are consumer trends including health and fitness awareness, municipal tap water quality concern and maturing soft drink demand, as well as consumer demand for convenience and innovative packaging.

INDUSTRY OVERVIEW

         The U.S. bottled water market is comprised of three segments: domestically produced non-sparkling water, domestically produced sparkling water and imported water, which constituted approximately 65%, 21% and 14%, respectively, of 1996 U.S. bottled water wholesale sales, according to Beverage Marketing. The domestically produced non-sparkling water category includes natural spring water obtained from naturally occurring springs, well water, distilled water and purified water. Unlike other beverages, bottled water serves both as a tap water substitute and a refreshment beverage.

         Consumer Trends. Contributing to the growth in consumption of non-sparkling water are consumer trends including health and fitness awareness, municipal tap water quality concern and maturing soft drink demand, as well as consumer demand for convenience and innovative packaging. Bottled water, particularly when packaged in premium PET bottles with sport caps, appeals to consumers who are sports enthusiasts or whose lifestyles are oriented to health and fitness. According to Beverage Marketing, consumers' concern over the quality of municipal water supplies has contributed to an increase in bottled water consumption. Bottled water has also become an alternative to other beverages, including soft drinks. According to Information Resources, Inc. ("IRI"), total U.S. gallons sold of soft drinks through food store channels has increased approximately 10% from 1994 through 1996. (Information Resources Inc., is located at 150 Clinton Street, Chicago, Illinois 60661 and has no affiliation with the Company or any affiliate thereof.) Over the same time period, gallons sold of ready-to-drink juices have increased approximately 1%. In contrast, non-sparkling bottled water gallons sold have increased approximately 21% from 1994 to 1996, according to Beverage Marketing. Bottled spring water is natural and caffeine and additive free. These attributes and the increased availability of convenient packaging for natural spring water have contributed to the increase in bottled water consumption.

         Distribution Channels. Non-sparkling bottled water is generally sold to end users through four channels. According to Beverage Marketing, the total share of the bottled water market for each channel is as follows: (I) off-premise retail, which consists of supermarket, convenience store and drug store chains and other similar retail outlets (44.9%); (ii) home and office delivery which primarily consists of 5-gallon containers (39.0%); (iii) on-premise retail, which includes restaurants, delicatessens and other similar sites (8.3%); and (iv) vending (7.8%).

         Non-sparkling bottled water is generally delivered to customer locations through direct-store-delivery ("DSD") or warehouse distribution systems. DSD involves delivery of the product directly to the store's location where consumers may purchase the product. Warehouse distribution systems involve the delivery of truckloads of palletized products to the warehouses of regional customers which, in turn, deliver the product directly to the customer's retail sales locations.

         Private Label. Private label products have become increasingly popular among retailers and other customers. For example, supermarket sales of private label products grew 8.5% in 1996 versus 1.4% growth among branded products, according to IRI. Retailers benefit from having a range of private label and branded products as well as from the customer affinity developed from the reinforcement of the retailer's own brand. Other non-retailing customers find it more efficient to source products from a private label manufacturer than to produce the products themselves. Both types of customers often choose private label bottled water producers on the basis of price, consistent product quality, packaging capability, distribution capability and customer service.

         Consolidation. The trend toward consolidation in the bottled water industry is evidenced by the reduction in the number of bottled water filling locations and the corresponding increase in volume produced at most locations over the past ten years. According to Beverage Marketing, in 1996 there were approximately 350 filling locations in the United States versus approximately 425 in 1986, a decrease of 17.6%. The number of filling locations with sales over $75 million doubled to eight from 1995 to 1996. Larger companies are seeking to expand their share within a market, obtain broader distribution and achieve economies of scale with larger volume production.

PRODUCTS

         Five-Gallon Home and Office Delivery. Although the focus of the Company's business will be the production and distribution of oxygen enriched water, the Company had an active 5-gallon home and office delivery business. The Company delivered spring, purified drinking and distilled waters to Pinellas County businesses and homeowners. Pinellas County is located approximately six miles west of Tampa, Florida on the west central coast of Florida. The Company owned and rented state-of-the art water coolers, which it rented to its 5-gallon customers. The Company began its 5-gallon distribution business in April, 1997. The Company sold this business in March 1998.

         Oxygen Enriched Bottled Water. The Company's primary focus will be the production/distribution of oxygen enriched bottled water in small package, PET, containers ranging in size from .5 liter to 1.5 liters. The points of purchase will include grocery stores, convenience stores, gas station markets, health spas and vitamin/health food stores.

         The Company's oxygen enriched bottled water will be made by combining super purified water and oxygen. Through water purification processing the source water will be reduced to 1-2 parts per million of total dissolved solids and then oxygen will be introduced through a unique, proprietary process. As a point of reference, the Food and Drug Administration's (FDA) definition of distilled water is 5 parts per million or less of total dissolved solids. As such, the base water will be of distilled quality, although the distillation process will not be used.

         The Company's market research, undertaken by a non-affiliated research firm, has indicated that no specific medical claims have to be made to consumers with regard to its product. According to this market research the public will readily accept the necessity and benefits of both highly purified water and oxygen.

         There are no significant competitors producing oxygen enriched bottled water. The Company knows of two other entities that are attempting to produce and distribute oxygen enriched bottled water. None of the well-established traditional bottled water distributors has an oxygen enriched bottled water product.

         The Company's oxygen enriched water will contain approximately 40 parts per million of oxygen. Normal water contains approximately 7 parts per million of oxygen. As such, the Company's oxygen enriched bottled water will contain approximately 500 - 600% more oxygen than conventional bottled water products. Oxygen is literally the breath of life; oxygen is a natural energizer and body purifier. Oxygen is odorless and tasteless, as well as non-carbonated. As such, the Company's water tastes like a fine premium bottled water - light and crisp. Oxygen does not produce the unhealthy "jolt" associated with caffeine products. Rather, it is believed to create a feeling of physical well being and mental clarity. There can be no assurance, however, that the Company's products will achieve consumer acceptance. Consumer preferences are inherently subjective and subject to change.

         Oxygen is currently in the public view as an "additive" to a range of consumer products. There are currently oxygen bars in Toronto, New York City and the Los Angeles area. Oxygen in beverages has received recent widespread media coverage through television, radio and print media.

         Initially, the Company will not carbonate or flavor its water. After the introductions of Company's oxygen enriched bottled water product, the introduction of a new product with natural flavoring or carbonation will be considered. Likewise, the Company will consider the infusion of beneficial herbs. The Company will also consider the production of super oxygen enriched sports drinks, providing even higher levels of oxygen, to be marketed at a higher price. The Company will utilize a distinctive bottle and label for its water products.

STRATEGY

         The Company's objective is to build product-enriched water in Florida, concentrating on the Tampa area, and then expand nationally. Aspects of the Company's strategy include the following.

         The Company intends to enter into distribution agreements with 2-4 non-affiliated partners. The Company intends to use these distributors, as well as its own production/distribution facility, as operational models. The Company then intends to expand into multiple markets.

         The Company's oxygen enriched small packaged bottled water product will primarily be sold through retail outlets, including convenience stores, gas station markets, grocery stores, health food stores, and health spas. However, secondary distribution will be effected through vending and private labeling. Neither vending nor private labeling have the attendant costs of direct retailing, while they do have the benefit of increasing the production volume and thereby increasing the production margins.

         Although the Company will distribute its own product in certain areas, primarily the Company will sell to qualified third party distributors. These third party distributors will have the right to distribute to retail outlets in defined geographic areas. A large number of potential distributors have already contacted the Company regarding potential distribution of its oxygen enriched bottled water. The Company is discussing distribution possibilities at this time but has no contracts for distribution.

PRODUCTION

         The three components of production are the building, the water processing and bottling equipment, and the labor force.

         Building. The Company currently owns a 10,800 sq. foot building located on 2.1 acres in Clearwater. The Company has completed the remodeling and is in full production as of July 1, 1998. The building has a small mortgage of approximately $275,000. The remodeling costs were approximately $600,000. At the present time a dispute over the balance due to pay for the remodeling is being addressed. The disputed amount is approximately $100,000. (see legal proceedings)

         Equipment. The Company has investigated and inspected various equipment to comprise various sized plants. The equipment can be divided into two general categories - water processing and bottling. The water processing equipment will not vary significantly from plant to plant, while the bottling equipment will vary depending on the size of the plant to be constructed. A medium size plant is capable of producing 2,560 cases per 8-hour shift, while running at 80% capacity. The Company is under contract for delivery of all of the equipment.

         Water processing and bottling equipment for a medium size plant costs approximately $750,000. These costs include shipping, installation and initial technical training. The equipment, including material handling equipment, bottling and labeling equipment, conveyor systems and water treatment systems, was received and installed in April, 1998. The plant's equipment has been fully installed and is fully operational as of July 1, 1998. The equipment is running as expected.

         Labor Force. The larger and faster the bottling line, the less manpower is required due to increased automation. In general, the bottling facility will require four employees per shift.

WATER SOURCES

         Under FDA guidelines, bottled water must contain fewer than 500 parts per million ("ppm") in total dissolved solids. Varying amounts of solids provide different tastes to water. The Company uses FDA and International Bottled Water Association approved water sources.

         Upon delivery to the Company's facilities, the source water runs through a number of filtration, ion exchange, and reverse osmosis processes by which it is reduced to a very pure 1-2 parts per million of total dissolved solids. Water is oxygenated by first removing dissolved gasses from the water following which medical grade oxygen is infused through a proprietary process. The water is then treated with ultraviolet light, which effectively kills bacteria and other micro-organism before delivery to the bottling area where the various products are filled and capped. The residual ozone in the bottled products sanitizes the containers as well as the water, making certain the water is pure. The clean room is filled and pressurized with air from two high-volume HEPA (High Efficiency Particulate
Air) air handlers that filter 99.97% of particulates out of the air.

         The manufacturing process is designed to be highly automated. Bottles are mechanically de-palletized, cleaned, rinsed, filled and capped. The bottles are automatically labeled, tamper banded, assembled and packed in cases. After palletizing and stretch wrapping, the product is either loaded directly onto a truck for immediate shipment or is stored in a warehouse for future shipment. Most products are shipped within 48 to 72 hours after production via outside carriers.

         The Company will maintain exacting internal quality control standards. Each batch of water will be tested according to FDA and International Bottled Water Association standards.

COMPETITION

         The bottled water industry is highly competitive. According to "Beverage Marketing", there are approximately 350 bottled water filling locations in the United States with sales increasingly concentrated among the larger firms. According to "Beverage Marketing", the ten largest bottled water companies accounted for approximately 58.4% of wholesale dollar sales in 1996. Nearly all of the Company's competitors are more experienced, have greater financial and management resources and have more established proprietary trademarks and distribution networks than the Company. On a national basis, the Company competes with bottled water companies such as The Perrier Group of America, Inc. (which includes Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Ice Mountain) and Great Brands of Europe (which includes Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottled water companies located in the United States and Canada. Aqua Clara has chosen to compete by focusing on innovative packaging, customer service and pricing.

SEASONALITY

         The market for bottled water is seasonal, with approximately 70% of sales taking place in the seven months of April through October inclusive. As a result of seasonality, the Company's staffing and working capital requirements will vary during the year.

TRADEMARKS

         The Company has registrations in the U.S. Patent and Trademark Office for the trademarks that it uses, including Aqua Clara. The Company believes that its common law and registered trademarks have significant value and goodwill and that some of these trademarks are instrumental in its ability to create demand for and market its products. There can be no assurance that the Company's common law or registered trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using the trademarks, any of which could have an adverse effect on the Company. (see legal proceedings)

REGULATION

         The Company's operations are subject to numerous federal, state and local laws and regulations relating to its bottling operations, including the identity, quality, packaging and labeling of its bottled water. The Company's bottled water must satisfy FDA standards, which may be periodically revised, for chemical and biological purity. The Company's bottling operations must meet FDA "good manufacturing practices," and the labels affixed to the Company's products are subject to FDA restrictions on health and nutritional claims. In addition, bottled water must originate from an "approved source" in accordance with federal and state standards.

         State health and environmental agencies, such as the Florida Department of Agriculture and consumer services, also regulate water quality and the manufacturing practices of producers.

         The Company's current products satisfy Florida and Federal requirements and its proposed products will satisfy all applicable state and federal requirements in all 50 states. These laws and regulations are subject to change, however, and there can be no assurance that additional or more stringent requirements will not be imposed on the Company's operations in the future. Although the Company believes that its water supply, products and bottling facilities are and will be in substantial compliance with all applicable governmental regulations, failure to comply with such laws and regulations could have a material adverse effect on the Company.

Y2K

         The Company is conducting an ongoing review of its computer systems and those of its vendors, suppliers and customers to determine compliance with the Y2K issue. As of this date, it appears that all systems are in compliance but there can be no complete assurance of this. The Company plans to continue its ongoing investigations.

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.

                                    PART II

                               OTHER INFORMATION
                                     ITEM 1
                               LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, except as set forth below.

         Civil litigation in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, was filed by JOHN C. PLUNKETT, RAND L. GRAY, AND ROBERT GUTHRIE, on behalf of themselves and all other similarly situated stockholders of AQUA CLARA BOTTLING & DISTRIBUTION, INC., a Colorado corporation, Plaintiffs vs. AQUA CLARA BOTTLING & DISTRIBUTION, INC., a Colorado corporation, Defendants, Case No: 98-7528CI-007. This case was a three-count action consisting of a demand for Injunctive Relief, Declaratory Action, and a count for Shareholder Inspection of Documents. The case was filed on November 18, 1998. A hearing was held on November 19, 1998 which resulted in an "Order on Temporary Injunctive Relief", and a subsequent "Order of Referral to Mediation", dated November 20, 1998. During the litigation, John McAvoy, President and Chairman of the Board resigned, the three named plaintiffs resumed their position on the board, and the case was voluntarily dismissed on December 15, 1998. A final Disposition Form was filed with the clerk of the court December 21, 1998. Subsequent to January 2, 1999, the court has entered an entry of dismissal.

         Civil litigation in the County Court of the Sixth Judicial Circuit in and for Pinellas County, Florida, was filed by SGN, Inc., Plaintiff, vs. Aqua Clara Bottling & Distribution, Inc. a Colorado corporation, Defendant, Case No:
98-2478-SP-19-F. It is a two-count complaint served on December 28, 1998, consisting of Open Account and Breach of Contract. The Plaintiff seeks payment on alleged open invoices for commissions due in the amount of $4,900 further alleging that the invoices are the result of contract for sales representation throughout the East Coast of the United States. Subsequent to January 2, 1999, settlement has been reached, dismissing the litigation and releasing both parties from any further contractual obligations or liabilities.

         Civil litigation in the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida, was filed by Mainstream Construction Group, Inc., a Florida Corporation, Plaintiff vs. Aqua Clara Bottling & Distribution, Inc., Defendant, Case No. 98-2336-CA-15-B. The complaint is a two-count complaint for Breach of an Oral Contract and Quantum Meruit. The Plaintiff seeks $236,938 alleging the Company failed to pay for improvements to the corporation's production and office building. The Company may be liable for $141,000 of improvements to the property. The dispute appears to be centered on contested change orders. The matter is pending arbitration.

         Civil litigation in the United States District Court for the Middle District of Florida by Life International Products, Inc., a California Corporation, Plaintiff vs. Aqua Clara Bottling and Distribution, Inc., and Corporate Relations Group, Inc. Florida Corporations, Defendants, Case No:
98-411 CIV FTM 26. The three-count complaint alleges causes of action consisting of False and Deceptive Advertising, Common Law Unfair Competition, and Injunctive Relief. The Company filed a Motion to Dismiss the Complaint that was granted on February 17, 1998. As of December 15, 1998 Life International has refiled this suit in another county of Florida. The Company believes that the Company will prevail again.

         Donald Huggins and Gerald Couture, two individuals that were allegedly appointed to the Company board of directors by former President and Chairman of the Board, John McAvoy, asserted that they were properly appointed to the reconstituted board and were current board members. The Company Board of Directors consisting of Messrs. Plunkett, Gray and Guthrie have taken a contrary position. The Company entered into a settlement agreement, dated February 2, 1999, with Messrs. Couture and Huggins by which they relinquished any claim to status as member of the Board of Directors or officers. The agreement requires the Company to transfer to them 100,000 shares of unregistered common stock, with the rights to inclusion in any new registrations, to such additional shares as will prevent the dilution of their interest, and to redemption for $10,000 after six months if they so desire.

         Thomas Vinton and Dennis Zweig have contacted the Company with allegations that certain representations, which were made to them by the former President and Chairman of the Board, John McAvoy, and upon which they relied in making investments of $125,000 each in the Company, were not accurate. They have offered to settle all outstanding claims for 125 share each of the to be created Series C Convertible Preferred. The Company and its legal counsels are evaluating the claim and their offer of settlement.

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.

                                    PART II

                               OTHER INFORMATION
                                     ITEM 2
                             CHANGES IN SECURITIES

STOCK OPTIONS (11/3/98) AND THE SERIES B CONVERTIBLE PREFERRED STOCK

         The Company's Articles of Incorporation authorize the Company to issue super voting preferred stock converted from common stock. The written minutes of the Board of Directors meeting held August 21, 1998 indicate that the Company authorized a Series B Convertible Preferred Class. On September 18, 1998 Articles of Amendment Filed to Determine Rights of Shares (Certificate of Determination) were filed with the Colorado Secretary of State authorizing 4,500,000 shares of Series B Convertible Preferred Shares. On October 12, 1998 John S. McAvoy, CEO, President and Director, gave notice of his intent to convert 45,000 shares of Common Stock into 4,500,000 shares of B Preferred. On November 10, 1998 an Amendment to the Articles of Amendment Filed to Determine Rights of Shares (Certificate of Determination) was filed with the Colorado Secretary of State increasing the Series B Convertible Preferred Class from 4,500,000 shares to 49,500,000 shares. On December 14, 1998 the Articles of Amendment to the Articles of Incorporation cancelled the Series B Convertible Preferred Class and reconverted any Preferred B Stock to the original number of Common Shares.

         The Company's position is that no such authorization action was taken by the Board of Directors on August 21, 1998 and/or done in accordance with the Articles and ByLaws of the Company. Further, the issuance of the B Preferred Stock was not done in accordance with the Certificate of Determination. Therefore, all subsequent actions by John S. McAvoy and anyone deriving authority from his actions were without Board authorization and approval.

         At the present time the Company's position is that no B Preferred Stock can be outstanding. There are no individuals claiming to be holders of B Preferred Stock. The B Preferred Stock is not included in any calculations with regard to stock of the Company.

         On November 3, 1998 Messrs. McAvoy, Huggins and Couture, acting as the Board of Directors approved an option program for 6,000,000 shares of non-dilutable Common Stock at an option price of ten cents per share with a cashless exercise provision; issued options for 1,500,000, 750,000 and 750,000 shares to John S. McAvoy, Gerald Couture and Donald Huggins, respectively, and issued options to six employees in the total amount of 600,000 shares. Messrs. McAvoy, Huggins and Couture have rejected and/or waived their options.

         The Company's position is that any such attempt to create a stock option program or to issue stock options by John S. McAvoy and anyone deriving authority from his actions were without Board authorization and approval for the reasons stated above. These options are not included in any calculations with regard to stock of the Company.

         Subsequent to January 2, 1999, the Company entered into a settlement agreement, dated February 2, 1999, with Messrs. Couture and Huggins by which they relinquished any claim to status as members of the Board of Directors or officers.

PREFERRED STOCK - SERIES C CONVERTIBLE

         The Company's Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock, no par value. Subsequent to January 2, 1999, the Company's Board of Directors decided to create a Series C Convertible Preferred Stock and authorize 500 shares of the Series C Convertible Preferred Stock. The Company intends to issue 25 shares to the shareholders pursuant to the terms of the $250,000 loan. See Certain Transactions. The company may issue 125 shares each to Thomas Vinton and Dennis Zweig in settlement of their claims. See Legal Proceedings. The Series C Convertible Preferred will essentially have the same terms and conditions as the Series A Convertible Preferred, which is convertible, at the option of the holder, into shares of common stock at an initial Conversion Rate, subject to adjustments, at a number of shares of Common Stock equal to $1,000 divided by the lower of (i) Sixty-Five Percent (65%) of the average Market Price of the Common Stock for the five trading days immediately prior to the Conversion Date (defined below) or (ii) $1.875, increased proportionally for any reverse stock split and decreased proportionally for any forward stock split or stock dividend. Market Price for any date shall be the closing bid price of the Common Stock on such date, as reported by the National Association of

Securities Dealers Automated Quotation System ("NASDAQ") or the closing bid price in the over-the-counter market if other than NASDAQ. The holders of Series C Preferred have no voting rights, and have a liquidation preference of $1,300 per share over the Common Stock. Dividends on the Series C Preferred are payable at the rate of 8% per annum ($80 per share of Series C Preferred Stock) payable on each July 1, in either cash, or in the option of the Company, Common Stock valued at the Conversion Rate. The holders of the Series C Preferred Stock have the right to receive, at the time of conversion, additional penalty shares equal to an additional 5% if the Company does not deliver certificates representing the Common Stock within 5 days of the date of conversion.

         The C Preferred Stock is not included in any calculations with regard to stock of the Company

         The Company's Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. The Company considers it desirable to have preferred stock available to provide increased flexibility in structuring possible future acquisitions and financing and in meeting corporate needs which may arise. If opportunities arise that would make desirable the issuance of preferred stock through either public offering or private placements, the provisions for preferred stock in the Company's Articles of Incorporation would avoid the possible delay and expense of a shareholder's meeting, except as may be required by law or regulatory authorities. Issuance of the preferred stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the Common Stock which would result in dilution of the income per share and net book value of the Common Stock. Issuance of additional Common Stock pursuant to any conversion right, which may be attached to the terms of any series of preferred stock, may also result in dilution of the net income per share and the net book value of the Common Stock. The specific terms of any series of preferred stock will depend primarily on market conditions, terms of a proposed acquisition or financing, and other factors existing at the time of issuance. Therefore, it is not possible at this time to determine in what respect a particular series of preferred stock will be superior to the Company's Common Stock or any other series of preferred stock, which the Company may issue. The Board of Directors may issue additional preferred stock in future financing, but has no current plans to do so at this time.

         The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company.

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.

                                    PART II

                               OTHER INFORMATION
                                     ITEM 3
                        DEFAULTS UPON SENIOR SECURITIES
                                     (NONE)

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.

                                    PART II

                               OTHER INFORMATION
                                    ITEM 4
              SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                                    (NONE)

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.

                                    PART II

                               OTHER INFORMATION
                                    ITEM 5
                               OTHER INFORMATION
                                  MANAGEMENT


         The following table sets forth certain information with respect to the executive officers and directors of the Company. Each director holds such position until the next annual meeting of the Company's shareholders and until his respective successor has been elected and qualified. All officers devote full time to the Company. The Company's Board of Directors may remove with or without cause any of the Company's officers at any time.

DIRECTORS AND EXECUTIVE OFFICERS

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors and executive officers of the Company.

         John C. (Jack) Plunkett, 50, has been a Director and the
President/Chief Executive Officer/Chief Operating Officer since December 1998. Prior to that Mr. Plunkett was a Director and the Vice President/Secretary/COO since November 1, 1996. Mr. Plunkett has over twenty-five years of Business management experience.

         Rand L. Gray, 52, has been a Director and the Chief Financial Officer since July 1997. Mr. Gray became the Treasurer in December 1998. Mr. Gray has been an accountant and business manager for over twenty-five years.

         Robert Guthrie, 64, has served as Director of the Company since May, 1997. Mr. Guthrie became the Secretary in December 1998. Mr. Guthrie is an attorney licensed to practice in Florida with affairs in Seminole, Florida. Mr. Guthrie also serves as a Director of the Pinellas Community Bank.

         The Company also retains consultants with experience in the bottled water industry on the issues of processing and bottling. All consulting contracts are oral and at will and the total amount incurred for consulting fees is less than $20,000.

         The Company agreed to grant stock options to Mr. Plunkett and Gray in the amount of 500,000 and 250,000 shares, respectively, in connection with prior consulting agreements approved by the Board of Directors in December 1996. The Company has extended the one-year Amended Employment Agreements with Messrs. Plunkett and Gray, providing for salaries of $77,000 each. Pursuant to the terms of the original Amended Employment Agreements, dated January 20, 1998, the Company has reduced the accrued and unpaid 1997-98 salaries of Messrs. Plunkett ($50,000) and Gray ($39,000) to promissory notes and secured their interest with the assets of the Company. During October through December 1998 the Company received emergency loans from Messrs. Plunkett ($6,000), Gray ($8,000) and Guthrie ($5,000), which were reduced to promissory notes and secured with the assets of the Company.

         Subsequent to January 2, 1999, the Company on January 21, 1999 reduced the remainder of the accrued and unpaid 1997-98 salaries of Messrs. Plunkett ($8,881.38) and Gray ($9,948.43) to promissory notes subject to the continuing security interests. During January 1998 the Company received emergency loans from Messrs. Plunkett ($7,762.79) and Gray ($19,407.74), which amounts were reduced to promissory notes on January 21, 1999 subject to the continuing security interests.

         Subsequent to January 2, 1999, in a cost-cutting effort on March 1, 1999 the Company asked Mr. Gray to resign his full time position as Chief Financial Officer and Treasurer. The Company and Mr. Gray agreed to mutually terminate Mr. Gray's employment agreement.

SUBSEQUENT MANAGEMENT EVENTS - CONTROL DISPUTE

         The Company's Articles of Incorporation authorizes the Company to issue super voting preferred stock converted from common stock. During August, September, and October 1998 John S. McAvoy, the then President of the Company, initiated a purposed authorization and issuance of 4,500,000 new Series B Convertible Preferred Shares to himself. In October 1998, Mr. McAvoy took the position that the other officers of the Company had resigned and on October 28, 1998 he executed a Consent action, exercising his purported rights as a holder of 1,800,000 shares of Common Stock and 4,500,000 super voting stock, removing Messrs. Plunkett, Gray and Guthrie from the Board of Directors, and electing Donald Huggins and Gerald Couture. The Company's position is that since the Colorado Business Corporation Act requires that shareholder consent actions, to be valid, must be unanimous, that Mr. McAvoy's actions, assuming he held any Series B Preferred, were insufficient to remove these three directors. In November, the unauthorized board purportedly increased the number of authorized Series B Preferred to 49,500,000 and issued options to purchase 3,600,000 shares of Common Stock at $.10 per share. On October 30, 1998 the Board of Directors removed John S. McAvoy as President and elected Mr. Plunkett as President. On December 15, 1998 the Company filed an amendment to its Articles of Incorporation with the Colorado Secretary of State to eliminate the Series B Preferred as an authorized class of stock. The Company cancelled the options. Mr. McAvoy resigned as an officer and director November 24, 1998. Mr. Huggins and Couture relinquished any claim to status as officers or directors in an agreement with the Company dated February 2, 1999. See Legal Proceedings.

         The Board of Directors, consisting of Messrs. Plunkett, Gray and Guthrie are in control of the plant, offices and accounts of the company.

CERTAIN TRANSACTIONS

         Mr. McAvoy founded Pocotopaug Investment, Inc. ("Pocotopaug") as a Florida Corporation in August 1995. (Pocotopaug means "Clearwater" in a local Indian dialect). Pocotopaug was capitalized in 1996 by $323,500 in bridge loans. John C. Plunkett, an officer and director, invested $20,000 in bridge loans. Unless otherwise noted, all references to the Company in this Prospectus include the consolidated entity of Aqua Clara and Pocotopaug.

         Aqua Clara Bottling and Distribution, Inc., was incorporated on July 29, 1996 in the State of Colorado and issued 835,000 shares of common stock (including 192,650 shares to Mr. McAvoy) and 27,500 shares of preferred stock to various investors for total consideration of $3,167.50. The preferred stock has since been retired. The offering was made under Rule 504 as an offering exempt from registration under the Securities Act of 1933.

         On November 1, 1996, the director and officer of Aqua Clara, Danny L. Wey, resigned and was replaced by Messrs. McAvoy and Plunkett. On November 23, 1996, Aqua Clara issued 1,645,250 shares of common stock to Mr. McAvoy in exchange for all of the outstanding shares of Pocotopaug and issued 44,872 shares to Danny L. Wey. Mr. Wey subsequently has sold all of his unrestricted shares on the public market and continues to hold the remaining 104,706 restricted shares held by him pursuant to Rule 144.

         On March, 1997, the Pocotopaug bridge investors exchanged their $323,500 in convertible debt into 796,500 shares of Company common stock under Rule 504, including Mr. Plunkett who received 80,000 shares. In December 1996, the Company issued 1,029,500 shares to 7 persons for services rendered valued at $100,950. From December 27, 1996 to March 1997, the Company issued 1,283,000 shares of common stock in an offering under Rule 504 for $.50 per share, to 35 persons.

         In December, 1997, the Company issued 20,000 restricted shares of common stock to Olympus Capital for consulting services rendered prior to September 30, 1997. In October 1997, the Company paid $375,000 and agreed to issue 75,000 restricted shares to Olympus Capital, Inc. for the purpose of assisting the Company in identifying investors willing to invest capital into the Company in connection with the $2,500,000 private placement. Management has netted theses costs against the proceeds and has allocated a portion of the net proceeds as a cost of the 75,000 shares issued.

         In September, 1997, the Company issued 200,000 shares of restricted common stock to each of Gulf Atlantic Publishing and Arrow Marketing for advertising services and creative design of marketing materials respectively, and issued 25,000 shares for services to each of Robert Guthrie (a director) and Richard Chrzanowski.

         Gulf Atlantic Publishing and Arrow Marketing purchased 400,000 shares at $.25 per share pursuant to an option agreement.

         On November 17, 1997 the Company entered into a Lead Generation/Corporate Relations Agreement with Corporate Relations Group ("CRG") pursuant to which the Company has paid CRG $400,000 and by which the Company has agreed to pay CRG an additional $400,000 upon the Company raising its next tranche of $2,500,000. Additionally, the Company agreed to issue options to purchase 250,000 shares of common stock under the following terms:


Number of Shares             Exercise Price                     Expiration Date
----------------             --------------                     ---------------
50,000                            $3.50                             11/17/98
50,000                             4.20                             11/17/99
50,000                             4.70                             11/17/00
50,000                             5.60                             11/17/01
50,000                             7.00                             11/17/02


         Subsequent to year-end the Company entered into two subscription agreements to issue 250,000 shares for $250,000. Under the terms of these agreements, the $250,000 was paid and the stock was issued and was included in this statement.

         At this time the Company does not anticipate requiring any additional financing with CRG, and under the terms of the agreement the Company would therefore have no further monetary obligations to CRG.

         The Company agreed to issue 100,000 restricted shares to CRG, such shares to be returned should the Company file and cause to be effective a registration statement for the shares underlying the options within 120 days of the date of the agreement (these shares have been issued). CRG was also granted piggyback rights for these shares, which have been escrowed with the Company's legal counsel. Under its agreement with the Company, CRG has agreed to perform financial public relations services for the Company, consisting of disseminating information about the Company to the investing public, for $400,000 paid in cash in December 1997. Under the Core Broker program undertaken by CRG, the Company will be required to host a due diligence trip for up to ten retail brokers who demonstrate an interest in the Company's Common Stock.

         Mr. John McAvoy has loaned the Company amounts for working capital. The loans are represented by promissory notes due on demand and bearing interest of 6%. None of the loans have been repaid. The total owed is $15,000 with $1,500 loaned on March 15, 1996, $9,000 loaned on April 17, 1996, $4,000 loaned on July 19, 1996, and $500 loaned without a formal promissory note.

         Mr. John McAvoy has (unsecured) Deferred salary of $46,480 as of January 2, 1999.

         Mr. John C. Plunkett's spouse is a significant stockholder in a corporation, which has asserted an oral contract to distribute the Company's product.

         Pursuant to the terms of the original Amended Employment Agreements dated January 20, 1998, on December 15, 1998 the Company reduced the accrued and unpaid 1997-98 salaries of Messrs. Plunkett ($50,000) and Gray ($39,000) to promissory notes and secured their interest with the assets of the Company. On January 21, 1999 the Company reduced the remainder of the accrued and unpaid 1997-98 salaries of Messrs. Plunkett ($8,881.38) and Gray ($9,948.43) to promissory notes subject to the continuing security interests. The promissory notes are demand instruments at 5% simple interest. A blanket Security Agreement on all of the Company's assets, a UCC filing on the Company's non-realty assets, and a mortgage on the Company's realty secures each note. Each note, security agreement, UCC filing and mortgage includes any future accrued and unpaid salary.

         During October through December 1998 the Company received emergency loans from Messrs. Plunkett ($7,500), Gray ($8,000) and Guthrie ($5,000), which amounts were reduced to promissory notes and secured with the assets of the Company. During January 1998 the Company received emergency loans from Messrs. Plunkett ($7,762.79) and Gray ($19,407.74), which amounts were reduced to promissory on January 21, 1999 subject to the continuing security interests. The promissory notes are demand instruments at 5% simple interest. A blanket Security Agreement on all of the Company's assets, a UCC filing on the Company's non-realty assets, and a mortgage on the Company's realty secures each note. Each note, security agreement, UCC filing and mortgage includes any future advancements of additional funds.

         Subsequent to January 2, 1999 the Company on January 21, 1999 reduced the legal fees and costs ($45,480) owed to its litigation counsel, Mr. Michael
C. Berry, and its corporate counsel, Mr. Michael Geo. F. Davis, to a promissory note. The promissory note is a demand instrument at 5% simple interest. A mortgage on the Company's realty secures the note. The note, security agreement, and mortgage include any future fees or costs advancements.

         Subsequent to January 2, 1999 the Company on February 11, 1999 received a loan from a group of the Company's shareholders, who are neither officers nor directors. Under the loan terms $250,000 was made available over ninety days. The 10% interest rate is payable in cash or stock. A blanket Security Agreement on all of the Company's assets, a UCC filing on the Company's non-realty assets, and a mortgage on the Company's realty secures the note. The note, security agreement, UCC filing and mortgage include any future advancements of additional funds. Messrs. Plunkett, Gray, Guthrie and Berry/Davis have subordinated their mortgages, where filed, to the mortgage of the loaning shareholders. As additional consideration the Company will issue 25 shares of the to be created Series C Convertible Preferred Stock to the loaning shareholders.

                   AQUA CLARA BOTTLING AND DISTRIBUTION INC.

                                    PART II

                               OTHER INFORMATION
                                    ITEM 6
                             EXHIBITS AND REPORTS


EXHIBITS AND REPORTS ON FORM 8-K


         (a)      EXHIBITS

3.       Certificate of Incorporation and Bylaws

         3.1      Articles of Incorporation(1)
         3.2      Articles of Amendment for Series A Preferred Stock(1)
         3.3      Bylaws(1)


10.      Material Contracts

         10.1     Amended Employment Agreement with John McAvoy(1)
         10.2     Amended Employment Agreement with John C. Plunkett(2)
         10.3     Amended Employment Agreement with Rand L. Gray(2)
         10.4     Lead Generation/Corporate Relations Agreement dated November 17, 1997 with Corporate Relations Group, Inc. (1)
         10.5     Extract of Board Resolutions dated April 3, 1997 and letter agreement with respect to Plunkett and Gray consulting agreements(3)
         10.6     Installment secured promissory notes(1)
         10.7     Modification of Installment secured promissory notes(4)

         16.1     Letter from BDO Seidman(3)

         27       Financial Data Schedule (for SEC use only)

         (b)      REPORTS ON FORM 8-K:  NONE












         (1)      Incorporated by reference to the original filing of the Registration Statement on Form SB-2, File No. 333-44315
                  (the "Registration Statement")
         (2)      Incorporated by reference to Amendment Number 1 of the Registration Statement
         (3)      Incorporated by reference to Amendment Number 2 of the Registration Statement
         (4)      Incorporated by reference to Amendment Number 4 of the Registration Statement


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 1, 1999                    AQUA CLARA BOTTLING & DISTRIBUTION, INC.


                                       By: /s/ John C. Plunkett
                                          ------------------------------------
                                               John C. Plunkett
                                               President and duly
                                               authorized Officer