Form 10KSB
period 1999-04-03
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 1999-07-06
CIK 1020477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the fiscal year ended April 3, 1999


                   AQUA CLARA BOTTLING AND DISTRIBUTION, INC.


FLORIDA                                                       EIN 84-1352529

1315 Cleveland Street                                             33755-5102
Clearwater, Florida

(727) 446-2999
www.aquaclara.com

Securities registered under Section 12(b) of the Exchange Act:

Common Stock par value $0.00 per share           National Association of Securities Dealers

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $184,952

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices to such stock as of a specified date within 60 days. $6,585,179 (Based on price of $0.48 on April 3, 1999 and 13,719,123 shares held by non-affiliates)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of April 3, 1999; 16,160,523 Common Stock and 1,676 Preferred Stock.

Documents incorporated by reference:  None

                    AQUA CLARA BOTTLING & DISTRIBUTION, INC.

                               TABLE OF CONTENTS


                                     PART I

Item 1.           Description of Business
Item 2.           Description of Property
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders

                                    PART II

Item 5.           Market for Common Equity and Related Stockholder Matters
Item 6.           Management's Discussion and Analysis or Plan of Operation
Item 7.           Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act
Item 10.          Executive Compensation
Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management
Item 12.          Certain Relationships and Related Transactions

                                    PART IV

Item 13.          Exhibits and Reports on Form 8-K

Signatures

                                     PART I

Item 1.  Description of Business

History

On August 17, 1995, Pocotopaug Investment, Inc. (hereinafter referred to as "Pocotopaug") was incorporated under the laws of Florida for the purpose of raising capital to fund the development of products for subsequent entry into the bottled water industry.

On July 29, 1996, Aqua Clara Bottling and Distribution, Inc. (hereinafter referred to as "Aqua Clara" or the "Company") was incorporated under the laws of Colorado for the purpose of raising capital to fund the development of products for subsequent entry into the bottled water industry.

In December, 1996, the stockholders of Pocotopaug gained control of Aqua Clara and Aqua Clara acquired Pocotopaug in a business combination accounted for as a reorganization of Pocotopaug. Pocotopaug became a wholly owned subsidiary of Aqua Clara through the exchange of 1,690,122 shares of Aqua Clara common stock for all 1,000,000 shares of the outstanding stock of Pocotopaug. The accompanying consolidated financial statements have been based on the assumption that the Companies were combined for all periods presented.

In December, 1997, the Company issued 2,500 shares of convertible cumulative preferred stock through a private placement memorandum. The Company raised $2,500,000 and incurred offering costs of $387,512. The Company issued 75,000 shares of common stock as compensation to a promoter of this offering. These shares were valued at the trading price of other common stock and amounted to $247,500.

During the year ended April 4, 1998, the Company began its five-gallon water business. In February, 1998, the Company sold this portion of the business. The assets disposed of consist of certain receivables, a vehicle, and various equipment used in the Company's bottled water business. The total sales price was approximately $352,394, which included the assumption of installment notes payable of approximately $149,782 by the acquiring company. The Company recognized a gain of approximately $33,000 on this sale.

During the year ending April 3, 1999, the Company began producing 20-oz. bottles of oxygenated water packaged in a PET container. The Company's oxygen enriched bottled water is made by combining super purified water and oxygen. Through water purification processing the source water is reduced to 1-2 parts per million of total dissolved solids and then oxygen is introduced through a unique proprietary process. As a point of reference, the Food and Drug Administration's (FDA) definition of distilled water is no more than 5 parts per million of total dissolved solids. The Company's oxygen enriched water contains approximately 40 parts per million of oxygen. Normal tap water contains approximately 3 parts per million of dissolved oxygen. As such, the company's oxygen enriched bottled water contains approximately 1200% more oxygen.

The Company's principal executive offices are located at 1315 Cleveland St., Clearwater, Florida 33755, and its telephone number is (727) 446-2999.

Business Development

The Company's primary focus is the production/distribution of oxygen enriched bottled water in small package, PET, containers ranging in size from .5 liter to 1.5 liters. The points of purchase are grocery stores, convenience stores, gas station markets, health spas and vitamin/health food stores.

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

Initially, the Company will not flavor its water. After the introduction of Company's oxygen enriched bottled water product, the introduction of a new product with natural flavoring will be considered. Likewise, the Company will consider the infusion of beneficial herbs. The Company will also consider the production of super oxygen enriched sports drinks, providing even higher levels of oxygen, to be marketed at a higher price. The Company will utilize a distinctive bottle and label for its water products.

Strategy

The company's objective is to build product markets in Florida, concentrating on the Tampa area, and then expand nationally. Aspects of the Company's strategy include the following.

The Company intends to enter into distribution agreements with 2-4 non-affiliated partners. The Company intends to use these distributors, as well as its own production/distribution facility, as operational models. The Company then intends to expand into multiple markets.

The Company's oxygen enriched small package bottled water product will primarily be sold through retail outlets, including convenience stores, gas station markets, grocery stores, health food stores, and health spas. However, secondary distribution will be effected through vending and private labeling. Neither vending nor private labeling have the attendant costs of direct retailing, while they do have the benefit of increasing the production volume and thereby increasing the production margins.

Although the Company will distribute its own product in certain areas, primarily the Company will sell to qualified third party distributors. These third party distributors will have the right to distribute to retail outlets in defined geographic areas. A large number of potential distributors have contacted the Company regarding potential distribution of its oxygen enriched bottled water. The Company has entered into one contract for distribution of its products in the Northeast United States. Additional possible distribution channels are currently under development.

Water Sources

Under FDA guidelines, bottled water must contain fewer than 500 parts per million ("ppm") of total dissolved solids. Varying amounts and types of dissolved solids provide different tastes to water. The Company uses FDA and International Bottled Water Association approved water sources.

Facilities

The Company currently operates out of a building with approximately 14,000 sq. ft. under roof with an exposed four-bay loading dock sitting on 2.1 acres in Clearwater, Florida. Approximately 2,400 sq. ft. is utilized for office facilities and the rest is used for bottling and warehouse operations. The remodeling of the building was completed in fiscal year 1999 for approximately $600,000. At the present time, a dispute over the balance due to pay for the remodeling is being addressed. The disputed amount is approximately $100,000 (see legal proceedings).

The Company finished installation and startup of a medium-sized bottling facility during the fiscal year ended April 3, 1999, at a total cost of approximately $750,000. The bottling line is rated at 160 bottles/min., or, practically, 1,080 24-bottle cases of 20-oz. bottled water each shift, and is currently fully operational and running as expected.

Upon delivery to the Company's facilities, the source water is passed through a number of filtration, ion exchange, and reverse osmosis processes by which it is reduced to a very pure 1 - 2 parts per million of dissolved solids. Water is oxygenated using the purest oxygen commercially available in a proprietary process. The water is then treated with ultraviolet light, which effectively kills bacteria and other micro-organisms before delivery to the bottling area where the various products are filled and capped. The filling room is supplied with pressurized air from high-capacity, high-efficiency particulate filters, resulting in a clean filling and capping environment.

The manufacturing process is designed to be highly automated. Bottles are mechanically de-palletized, cleaned, filled and capped. The filled bottles are automatically coded, labeled, tamper-banded (if applicable), and packed in cases. After palletizing and stretch-wrapping, the product is either loaded directly onto a truck for immediate shipment or is stored in the warehouse facility for future shipment. Most products are shipped within 48 to 72 hours after production via outside carriers.

The Company maintains exacting internal quality control standards. Each shift's production is tested in Company laboratory facilities according to FDA and IBWA standards, and random samples are submitted regularly to an independent laboratory for confirmation testing.

Employees

The more automated the bottling line, the lower the manpower requirements for operation. In general, the bottling facility requires approximately four to five employees per shift.

In addition, the company currently has three management and administrative staff. This staffing level is anticipated to grow over the next fiscal year in order to support additional sales and marketing and operational growth.

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

Regulation

The Company's operations are subject to numerous federal, state and local laws and regulations relating to its bottling operations, including the identity, quality, packaging and labeling of its bottled water. The Company's bottled water must satisfy FDA standards, which may be periodically revised, for chemical and biological purity. The Company's bottling operations must meet FDA "good manufacturing practices", and the labels affixed to the Company's products are subject to FDA restrictions on health and nutritional claims. In addition, bottled water must originate from an "approved source" in accordance with federal and state standards.

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

Item 2.  Description of Property

The information required by this Item is contained in Item 1 above, under the heading "Facilities."

Item 3.  Legal Proceedings

The Company is not a party to any material legal proceedings, except as set forth below.

Civil litigation in the Circuit Court of the Eighteenth Judicial Circuit, in and for Seminole County, Florida, was filed by Mainstream Construction Group, Inc., a Florida corporation, Plaintiff vs. Aqua Clara Bottling & Distribution, Inc., Defendant, Case No. 98-2336-CA-15-B. The complaint is a two-count complaint for Breach of an Oral Contract and Quantum Merit. The Plaintiff seeks $236,938 alleging the Company failed to pay for improvements to the corporation's production and office building. The Company may be liable for $141,000 of improvements to the property. The dispute appears to be centered on contested change orders. The matter is pending arbitration.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ending April 3, 1999.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is eligible to be traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "AQCB," and in the National Quotation Bureau, Inc. ("NQB") "pink sheets" under Aqua Clara Bottling & Distribution, Inc. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service.

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period since August 21, 1997. Such information reflects inter dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

         Quarter Ended                  High              Low

         September 30, 1997             4.50              1.8437
         December 31, 1997              4.0625            2.00
         March 31, 1998                 3.1875            3.125
         June 30, 1998                  1.8750            1.8125
         October 3, 1998                1.8750             .94
         January 2, 1999                 .91               .15
         April 3, 1999                   .48               .08

As of April 3, 1999, there were approximately 231 record holders of Company common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers. The Company estimates that in excess of 2,000 shareholders of the Company hold their shares in the name of broker-dealers.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.

Recent Sales of Unregistered Securities

During the fiscal year ended April 3, 1999, the Company has not conducted any sales of unregistered securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

The Company's sales commenced in April, 1997, with the introduction of its 5-gallon bottled water service. In the year ended April 4, 1998, the Company had $135,710 in sales from this business. Revenues were comprised of cooler rentals and water sales, which terminated in March, 1998. With the proceeds from its offering of Series A Preferred Stock, the Company entered the PET bottled water market. The sales for the fiscal year ending April 3, 1999, are $184,952. The lower than expected sales amount is the result of the Company's inability to find a major distributor to purchase large quantities of product until March, 1999. This agreement was reached too late in the year to significantly affect annual sales figures.

The Company's sales comparisons to previous years will not be an indicator of any future growth patterns because the Company was still in the development stage of launching its new product.

The Gross Profit for the fiscal year ended April 3, 1999, was $42,819. The Selling and General Administrative expenses for the fiscal year were $1,568,388. Non-recurring expenses included $400,000 for lead generation corporate/relations contract from the prior year that was completely expensed in the current year.

Sales of PET bottled water products did not commence until July, 1998. The Company at that time had no agreements in place with distributors for its products. While the Company has entered into a distribution agreement with a significant distributor in the Northeast United States, there can be no assurances that this distributor will be successful in promoting the product in its geographic area or that sufficient other distribution can be accomplished to provide adequate operating revenues from this business.

The Company does not intend to manufacture bottled water products without firm orders in hand for its products. However, the Company intends to expend costs over the next twelve months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

Net Operating Losses

The Company has accumulated approximately $2,087,000 of net operating loss carryforwards as of April 3, 1999, which may be offset against future taxable income through the year 2011 when the carryforwards begin to expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

                                                     April 3, 1999
                                                     -------------
              Deferred tax assets:
                 Start-up Costs                         $  530,000
                 Net operating loss carryforwards       $  785,000
                                                        ----------
              Gross deferred tax assets                 $1,315,000
              Valuation allowance                       $1,315,000
                                                        ----------

              Total deferred tax asset                  $        0

Since inception, substantial changes in ownership of the Company have occurred. Under federal tax law, this change in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses that have been limited because of the change in ownership as described above, any other net operating losses will expire if not utilized within 15 years of the year in which they were incurred.

Liquidity and Capital Resources

As of January 2, 1999, the Company had a working capital deficit of approximately $840,000. At January 2, 1999, the Company's daily operating cash needs were being supplied by the then Directors of the Company. The Directors were making secured loans to the Company to fund the Company operations. The Directors projected the ability to invest enough capital in the Company to keep the Company open and operational until March, 1999.

On February 11, 1999, a group of the Company's shareholders loaned the Company $250,000, which was the needed capital to continue operations until May, 1999. This loan was secured by the assets of the Company and is a demand note.

Subsequent to April 3, 1999, the Company raised $1,075,000 through the issuance of a Class B Preferred Debenture. The proceeds of this raise were used to retire the First Mortgage on the plant and real estate and the demand note described in the above paragraph. The remainder of the raise will be used to finance continued operation of the Company. It is anticipated that, in conjunction with anticipated revenue, the current capital is sufficient to support Company operations until June, 2000.

The Company has no plans or arrangements in place with respect to additional capital sources at this time. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Although the Company expects to have continued losses in the first quarter of fiscal year 2000, management believes that the losses will continue to decrease and a break-even point could be reached in the first or second quarter of this year. Inflation has not had a significant impact on the Company's results of operations.

Year 2000

The Company is conducting an ongoing review of its computer systems and those of its vendors, suppliers and customers to determine compliance with the Year 2000 issue. As of this date, it appears that all systems are in compliance but there can be no complete assurance of this.

The Company will maintain the ability to conduct internal operations as well as vendor and customer interactions manually should Year 2000 problems arise. It is anticipated that current accounting and administrative staff are sufficient to maintain operations until such problems can be resolved. The Company plans to continue its ongoing investigations.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: Changing economic conditions, interest rate trends, continued acceptance of the Company's products in the marketplace, competitive factors, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 7.  Financial Statements

Attached hereto and filed as part of this 10-KSB are the consolidated financial statements.

                          Independent Auditor's Report


Board of Directors
Aqua Clara Bottling & Distribution, Inc. and Subsidiary
Clearwater, Florida

We have audited the accompanying consolidated balance sheet of Aqua Clara Bottling & Distribution, Inc. and Subsidiary as of April 3, 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of Aqua Clara Bottling & Distribution, Inc. and Subsidiary. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Clara Bottling & Distribution, Inc. and Subsidiary as of April 3, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and has negative working capital. Realization of a major portion of the assets is dependent on the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tedder, James, Worden & Associates, P.A.


May 28, 1999, except as to Note 1 which is as of June 25, 1999
Orlando, FL

                         Independent Auditors' Report



Board of Directors
Aqua Clara Bottling & Distribution, Inc.
 and Subsidiary
Largo, Florida



We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of Aqua Clara Bottling & Distribution, Inc. and Subsidiary for the year ended April 4, 1998. These financial statements are the responsibility of the management of Aqua Clara Bottling & Distribution, Inc. and Subsidiary. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statements of operations, changes in stockholders' equity, and cash flows referred to above present fairly, in all material respects, the results of operations of Aqua Clara Bottling & Distribution, Inc. and Subsidiary and its cash flows for the year ended April 4, 1998 in conformity with generally accepted accounting principles.



Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
May 28, 1998

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                           Consolidated Balance Sheet
                                 April 3, 1999

                  Assets
Current assets:
         Cash and cash equivalents                                                      $    9,960
         Accounts receivable, net of allowance for
             doubtful accounts of $10,000                                                   48,085
         Inventories                                                                        62,729
         Other current assets                                                               26,586
                                                                                        ----------
                  Total Current Assets                                                     147,360

Property, plant, and equipment, net of accumulated depreciation                          1,898,287
Other assets                                                                                 1,506
                                                                                        ----------

                                                                                        $2,047,153

                  Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable, trade                                                           426,483
         Accrued expenses                                                                  248,348
         Current maturities of long-term debt                                               18,149
         Current obligation under capital lease                                              3,526
         Due to stockholders                                                               370,066
         Other current liabilities                                                          26,692
                                                                                        ----------
                  Total current liabilities                                              1,093,264

Long-term debt, less current maturities                                                    261,976
Obligation under capital lease, less current portion                                        12,065
                                                                                        ----------

                                                                                        $1,367,305

Stockholders' equity:
         Preferred stock; no par value, 5,000,000 shares
           authorized; 1,676 shares issued and outstanding                               1,250,284
         Common stock; no par value, 50,000,000 shares
           authorized; 16,160,523 shares issued and outstanding                          3,670,870
         Additional paid-in capital                                                      1,417,391
         Accumulated deficit                                                            (5,658,697)
                                                                                        ----------

                                                                                        $  679,848

                                                                                        $2,047,153


See accompanying notes to consolidated financial statements.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                     Consolidated Statements of Operations
              For the years ended April 3, 1999 and April 4, 1998


                                                                             Year Ended
                                                                 April 3, 1999         April 4, 1999

Sales                                                            $    184,952          $    135,710
Cost of sales                                                         142,133               277,146
                                                                 ------------          ------------

Gross profit                                                           42,819              (141,436)

General, administrative, and sales expenses                         1,568,388             2,084,099
                                                                 ------------          ------------

Operating loss                                                     (1,525,569)           (2,225,535)

Other income (expense):
         Interest expense                                             (40,601)              (38,968)
         Interest and other income                                      5,256                27,589
         Gain (loss) on sale of assets                                 (2,467)               33,200
         Other expense                                                 (3,971)                    0
                                                                 ------------          ------------

                 Net other income (expense)                           (41,783)               21,821

Net loss before cumulative effect of a change in
  accounting principle                                             (1,567,352)           (2,203,714)
Cumulative effect of a change in
  accounting principle                                                (23,194)                    0
                                                                 ------------          ------------

                 Net loss                                          (1,590,546)           (2,203,714)

Dividends on preferred stock:
         Amortization of intrinsic value
           of conversion rights                                             0             1,417,391
         Unpaid 8.0% cumulative dividends                             134,080                59,178
                                                                 ------------          ------------

Net loss applicable to common stock                              $ (1,724,626)         $ (3,680,283)
                                                                 ------------          ------------

Basic loss per share                                             $       0.19          $       0.62
                                                                 ------------          ------------

Weighted average common shares outstanding                          8,911,295             5,962,307


See accompanying notes to consolidated financial statements.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                Consolidated Statements of Stockholders' Equity
              For the years ended April 3, 1999 and April 4, 1999


                                                                                            Additional       Accumu-       Sub-
                                      Preferred Stock                Common Stock             Paid-In        lated      scription
                                    Shares      Amount          Shares          Amount        Capital        Deficit    Receivable

Balances, March 31, 1997               --            --        4,884,122      1,032,416             --        (447,046) (50,000)

Collection of subscription
 receivable, April 1997                --            --               --             --             --              --    50,000

Issuance of common stock
 for services & $100,000               --            --        1,312,500      1,501,250             --              --        --

Stock issued through
 regulation D offering,
 December 1997                      2,500       447,597           75,000        247,500      1,417,391              --        --

Amortization of the intrinsic
 value of the conversion rights
 of the preferred stock                --     1,417,391               --             --             --      (1,417,391)       --

Net loss for the year                  --            --               --             --             --      (2,203,714)       --

  Balances, April 4, 1998           2,500     1,864,988        6,271,622      2,781,166      1,417,391      (4,068,151)       --

Stock issued through
 Regulation D offering
 August 1998                           --            --          250,000        250,000             --              --        --

Conversion of preferred
  stock                               824      (614,704)       9,388,901        614,704             --              --        --

Issuance of common stock
 exercise of options                   --            --          250,000         25,000             --              --        --

Net loss for the year                  --            --               --             --             --      (1,590,546)       --

  Balances, April 3, 1999           1,676     1,250,284       16,160,523      3,670,870      1,417,391      (5,658,697)       --


See accompanying notes to consolidated financial statements.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                     Consolidated Statements of Cash Flows
              For the years ended April 3, 1999 and April 4, 1998


                                                                            Year Ended
                                                                 April 3, 1999       April 4, 1998
Operating activities:
    Net loss                                                     $ (1,590,546)       $ (2,203,714)
    Adjustments to reconcile net loss to net cash
      used in operating activities
         Allowance for doubtful accounts                               10,000                   0
         Loss (gain) on sales of assets                                 2,467             (33,200)
         Depreciation and amortization                                100,444              56,200
         Cumulative effect of a change in
           accounting principle                                        23,194                   0
         Issuance of common stock for services                              0           1,326,250
         (Increase) decrease in:
                  Accounts receivable                                 (58,085)                  0
                  Employee advances                                    17,691                   0
                  Inventories                                         (35,781)            (26,948)
                  Prepaid expenses                                    400,800            (399,709)
                  Other current assets                                (26,586)                  0
         Increase (decrease) in:
                  Accounts payable                                    217,002              51,436
                  Accrued expenses                                    229,946              98,209
                  Other current liabilities                            26,692                   0
                  Stockholder salary accrual                          118,533                   0
                                                                 ------------        ------------
    Net cash used in operating activities                            (564,229)         (1,131,476)

Investing activities:
    Proceeds from sale of assets                                        4,000             133,925
    Purchase of property, plant and equipment                        (578,295)           (942,892)
    Decrease in other assets                                           15,877               7,930
                                                                 ------------        ------------
    Net cash used in investing activities                            (558,418)           (801,037)

Financing activities:
    Proceeds from borrowings                                                0              55,475
    Proceeds from due to stockholders                                 155,822                   0
    Payments on borrowings                                            (21,833)            (53,113)
    Net proceeds from issuance of stock                               275,000           2,262,488
                                                                 ------------        ------------
    Net cash provided by financing activities                         408,989           2,264,850


See accompanying notes to consolidated financial statements.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                Consolidated Statement of Cash Flows, Continued
              For the years ended April 3, 1999 and April 4, 1998



Net increase (decrease) in cash & cash equivalents               $   (713,658)       $    332,337
Cash and cash equivalents, beginning of year                          723,618             391,281
                                                                 ------------        ------------
Cash and cash equivalents, end of year                           $      9,960        $    723,618

Supplemental disclosures of cash flow information and
 noncash investing and financing activities:
         Cash paid for interest                                  $     39,134        $     38,967


         During the year ended April 3, 1999, 824 shares of preferred stock was converted into 9,388,901 common shares.

         During the year ended April 4, 1998, $1,401,250 of common stock was issued in exchange for services to be performed.

         During the year ended April 4, 1999, the Company incurred a capital lease obligation of $18,900 when it acquired new equipment.

         During the year ended April 3, 1998, the Company incurred a capital lease obligation of $49,731 and debt of $107,563 when it acquired new equipment.

         During the year ended April 3, 1998, the Company sold its five-gallon water business. As a part of the terms of the sale, debt of $149,782 was assumed by the purchaser.


See accompanying notes to consolidated financial statements.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                   Notes to Consolidated Financial Statements
                  Years Ended April 3, 1999 and April 4, 1998


(1)    ORGANIZATION, BACKGROUND, SALE OF ASSETS, AND GOING CONCERN

       On August 17, 1995, Pocotopaug Investment, Inc. (hereinafter referred to as "Pocotopaug") was incorporated under the laws of Florida for the purpose of raising capital to fund the development of products for subsequent entry into the bottled water industry.

       On July 29, 1996, Aqua Clara Bottling & Distribution, Inc. (hereinafter referred to as "Aqua Clara" or the "Company") was incorporated under the laws of Colorado for the purpose of raising capital to fund the development of products for subsequent entry into the bottled water industry.

       In December 1996, the stockholders of Pocotopaug gained control of Aqua Clara and Aqua Clara acquired Pocotopaug in a business combination accounted for as a reorganization of Pocotopaug. Pocotopaug became a wholly owned subsidiary of Aqua Clara through the exchange of 1,690,122 shares of Aqua Clara's common stock for all 1,000,000 shares of the outstanding stock of Pocotopaug. The accompanying consolidated financial statements have been based on the assumption that the Companies were combined for all periods presented.

       In December 1997, the Company issued 2,500 shares of convertible cumulative preferred stock through a private placement memorandum. The Company raised $2,500,000 and incurred offering costs of $387,512. The Company issued 75,000 shares of common stock as compensation to a promoter of this offering. These shares were valued at their trading price of other common stock and amounted to $247,500.

       During the year ended April 4, 1998 the Company entered into a lead generation/corporate relations agreement that required the Company to pay $400,000. This was included in prepaid expenses at April 4, 1998 and was expensed during the year ended April 3, 1999.

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
             Notes to Consolidated Financial Statements - Continued
                  Years Ended April 3, 1999 and April 4, 1998

(1)    ORGANIZATION, BACKGROUND, SALE OF ASSETS, AND GOING CONCERN, CONTINUED

       The following is a pro forma statement of the operations (unaudited) as if the five-gallon water business was not in existence for the year ended April 4, 1998:

                                                               YEAR ENDED
                                                              APRIL 4, 1998
                                                              -------------
                  General and administrative expenses         $  (1,870,524)
                  Interest expense                                  (38,968)
                  Other income                                       27,589
                                                              -------------
                  Net loss                                    $  (1,881,903)
                                                              =============

       During the year ended April 4, 1998 the revenues reflected in the consolidated financial statements are from initial operations of a five-gallon water business, which was discontinued in March 1998. During the year ended April 3, 1999 the Company began producing 20oz bottles of oxygenated water. The Company will need to generate additional sales or obtain additional financing to fund its operations. These factors, combined with the fact that the Company has not generated any positive cash flows from operations, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

       In March 1999 the Company entered into an agreement with a major distributor in the Northeastern United States for distribution of their 20oz. bottles of oxygenated water. Subsequent to April 3, 1999 the Company raised $1,075,000 through the issuance of a Class B Preferred Debenture. The proceeds of this debenture were used to retire the mortgage on the building and the 90-day note to stockholders. The remainder of the proceeds will be used to fund operations.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       (A)    ORGANIZATION

              The consolidated financial statements include the accounts of Aqua Clara Bottling & Distribution, Inc. and its wholly owned subsidiary, Pocotopaug Investments, Inc. All significant intercompany accounts and transactions have been eliminated.

              The financial statements for previous years reflected the Company as being in the development stage. The accompanying financial statements present the Company as no longer being in the development stage.

       (B)    ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Aqua Clara Bottling & Distribution, Inc.
                                And Subsidiary
             Notes to Consolidated Financial Statements - Continued
                  Years Ended April 3, 1999 and April 4, 1998


(2)    SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (C)    CASH EQUIVALENTS

              Cash equivalents consist of all highly liquid debt instruments purchased with a maturity of three months or less.

       (D)    INVENTORIES

              Inventories are stated at the lower of cost (first-in, first-out) or market.

       (E)    INCOME TAXES

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

       (F)    PREFERRED STOCK

              The Company charges to retained earnings and credits its additional paid-in capital for the amortization of the intrinsic value of the conversion feature of its preferred stock in accordance with the statements issued by the Securities and Exchange Commission.

       (G)    COMMON STOCK

              Shares of common stock issued for other than cash have been assigned amounts equivalent to the estimated fair value of the service received until the time the Company's stock began trading. At that time, the Company valued the transactions based on quoted prices. The Company records shares as outstanding at the time the Company becomes contractually obligated to issue shares.

       (H)    PROPERTY, PLANT AND EQUIPMENT

              Property, plant, and equipment are recorded at cost. Depreciation is calculated by the straight-line methods over the estimated useful lives of the assets. Property under capital leases is amortized over the shorter of the lease terms or the estimated economic life of the property.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
             Notes to Consolidated Financial Statements - Continued
                  Years Ended April 3, 1999 and April 4, 1998


(2)    SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       (I)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, investment securities, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

       (J)    BASIC LOSS PER SHARE

              Basic loss per share is based on the weighted average number of common shares outstanding during each period. The Company implemented SFAS No. 128 "Earnings Per Share" during the year ended April 4, 1998.

              In computing dilutive earnings per share, the following were excluded because their effects were antidilutive.
                  Year ended April 3, 1999 - Preferred shares convertible into common stock and 2,173,382 contingently issuable shares. Year ended April 4, 1998 - Preferred shares convertible into common stock, options on 250,000 shares and 600,000 contingently issuable shares.

       (K)    ADVERTISING COSTS

              Advertising costs are expensed, as incurred and amounted to $6,376 and $849,176 for the years ended April 3, 1999 and April 4, 1998, respectively.

       (L)    FISCAL YEAR

              The Company's fiscal year ends with the first Saturday in April.

(3)    CHANGES IN ACCOUNTING PRINCIPLE

       During 1998 the AICPA issued Statement of Position (SOP) 98-5 that requires companies to write-off start-up expenses in the year incurred and any previously capitalized expenditures in the year adopted.

       The Company adopted SOP 98-5 during the year ended April 3, 1999 and recorded a $23,194 cumulative effect of a change in accounting principle as required by the SOP ($0 per share).

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
             Notes to Consolidated Financial Statements - Continued
                  Years Ended April 3, 1999 and April 4, 1998


(4)      INVENTORIES

         Inventories consist of the following at April 3, 1999:

                     Raw materials                           $   53,161
                     Finished goods                               9,568
                                                             ----------
                                                             $   62,729
                                                             ==========

(5)      PROPERTY, PLANT, AND EQUIPMENT

        Property, plant, and equipment consist of the following at April 3, 1999:

                     Land                                    $   90,000
                     Building                                   932,311
                     Machinery and equipment                    959,423
                     Vehicles                                    22,393
                                                             ----------
                                                              2,004,127
                     Less accumulated depreciation              105,840
                                                             ----------
                                                             $1,898,287
                                                             ==========

       For the years ended April 3, 1999 and April 4, 1998, depreciation expense amounted to $100,444 and $5,048, respectively. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.

(6)    DUE TO STOCKHOLDERS'

       Due to stockholders' consists of the following at April 3, 1999:

              Notes payable to stockholders due on demand with
                 interest accrued at 5% to 10%

                                                                       $  174,690
              Deferred salaries with interest accrued at 5%
                                                                          195,376
                                                                       ----------
                                                                       $  370,066
                                                                       ==========

       Included in notes payable to stockholders is a 90-day note that permits the Company to borrow up to $250,000 at 10% interest payable in cash or stock. The note is secured by Company assets and at April 3, 1999 has a balance of $120,000. As additional consideration the Company will issue 125,000 common shares valued at $25,000 to the loaning stockholders. The stock to be issued was reflected as a loan fee and the liability is included in accrued expenses at April 3, 1999 (See note 11). The remaining notes and the deferred salaries are secured by company assets.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
             Notes to Consolidated Financial Statements - Continued
                  Years Ended April 3, 1999 and April 4, 1998


(7)    LONG-TERM DEBT

       Long-term debt at April 3, 1999 consists of:

              Mortgage payable; interest adjustable annually to prime (8.5% at April 3, 1999); payable $2,954 per month including interest;
              unpaid principal of approximately $238,000 due February 15, 2001;
              collateralized by property and plant

                                                                                           $  265,429

              Installment note payable; interest 10.5%; payments $462 per month
              including interest; collateralized by a vehicle                                  14,221

              Other note                                                                          475
                                                                                           ----------

                 Long-term debt                                                               280,125

              Less current installments                                                        18,149
                                                                                           ----------

                 Long-term debt, less current installments                                 $  261,976
                                                                                           ==========

       The following is a schedule by year of the principal payments required on long-term debt:

                     2000                                    $   18,149
                     2001                                       256,338
                     2002                                         5,232
                     2003                                           406
                                                             ----------
                                                             $  280,125
                                                             ==========

       During 1998, the Company sold the assets of their five-gallon water business. The purchaser of these assets assumed the notes payable and obligations under capital leases used by the Company to finance these assets. The purchaser is responsible for making the payments on these notes payable and obligations under capital leases, however, the Company remains contingently liable. The principal payments required on these notes payable and obligations under capital leases are approximately $50,000 at April 3, 1999.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
             Notes to Consolidated Financial Statements - Continued
                  Years Ended April 3, 1999 and April 4, 1998


(8)    LEASE COMMITMENTS

       At April 3, 1999 the Company is obligated under a long-term capital lease for equipment. The following is a schedule by year of future minimum lease payments under the capital lease.

            2000                                        $  4,439
            2001                                           4,439
            2002                                           4,439
            2003                                           4,439
                                                        --------
              Total lease payments                        17,756
              Less amount representing
                interest (6.5%)                            2,165
                                                        --------
              Present value of lease
                payments                                  15,591
              Less current obligation                      3,526
                                                        --------
              Long-term capital lease
                obligation                              $ 12,065
                                                        ========

       At April 3, 1999 the Company rented vehicles and equipment under operating leases. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year as of April 3, 1999.

             2000                                       $   5,990
             2001                                           4,998
             2002                                             800
                                                        ---------
                                                        $  11,788
                                                        =========

       Rent expense amounted to $5,990 and $83,269 for the years ended April 3, 1999 and April 4, 1998, respectively.

(9)    INCOME TAXES

       No provision for income taxes is recorded due to the amount of tax losses incurred since inception. The Company had unused net operating loss carryforwards to carry forward against future years' taxable income of approximately $2,087,000, which begin to expire in years after 2011. Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
             Notes to Consolidated Financial Statements - Continued
                  Years Ended April 3, 1999 and April 4, 1998


(9)    INCOME TAXES, CONTINUED

       The components of deferred tax assets consist of the following at April 3, 1999:

              Deferred tax assets:
              Start up costs                                 $   530,000
              Net operating loss carryforwards                   785,000
                                                             -----------
              Gross deferred tax assets                        1,315,000
              Valuation allowance                              1,315,000
                                                             -----------
                    Total deferred tax assets                $        --
                                                             ===========

       Since inception, substantial changes of ownership of the Company have occurred. Under federal tax law, these changes in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses, which have been limited because of the change in ownership as described above, any other net operating losses will expire if not utilized within beginning in years after 2011.

(10)   COMMITMENTS AND CONTINGENCIES

       The Company had employment agreements with its officer and former employees, which provided for a salary accrual. At April 3, 1999, the Company accrued $178,618 in deferred salaries related to these agreements. These amounts are included in due to stockholders in the consolidated financial statements.

(11)   STOCK

       The Company entered into two agreements for services to be performed during the year ended April 4, 1998. Each agreement contained options to acquire 200,000 shares of common stock at $.25. These services were valued at the difference between the fair market value of the underlying common stock of the options on the date of grant and the $.25 per share exercise price. These options were exercised and resulted in a total cash consideration paid to the Company of $100,000. The cost of these agreements was expensed because the services were performed.

       In April 1997, the Company issued 812,500 shares of common stock to directors, officers and employees for services rendered. These shares were valued at $.50 per share, the fair market value of the common stock.

       During the year ended April 4, 1998, the Company issued 2,500 shares of Series A convertible preferred stock. These shares are nonvoting, and the holders are entitled to receive an eight-percent annual dividend and have a liquidation preference of $1,300 per share. These preferred shares are

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
             Notes to Consolidated Financial Statements - Continued
                  Years Ended April 3, 1999 and April 4, 1998


(11)   STOCK, CONTINUED

       convertible at any time at the option of the holder into common shares equal to $1,000 divided by the lower of (i) 65 percent of the average market price of the common stock for the five trading days prior to the conversion date, or (i) $1.875. The Series A preferred shares contain a provision that the Company shall increase the conversion rate by five percent for each of the following occurrences:

          1. Failure to file a registration statement under the Securities Act of 1933 covering the common stock within 30 days of closing date;

          2. Failure of the registration to become effective within 120 days of closing date; and

          3. Failure to issue the common shares within the time limits set forth in the amended articles of incorporation.

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

       During the year ended April 3, 1999, 824 shares of the preferred stock were converted into 9,388,901 common shares. This conversion includes the 5% increase as the Company failed to register the shares within the 120-day time frame and all unpaid dividends on the preferred stock. The remaining preferred stock if converted using the aforementioned 65% of the average of the market price of the common stock, at April 3, 1999, would convert to a maximum of approximately 7,750,000 common shares which reflects the 5% additional shares issuable and unpaid dividends on the preferred stock.

       At April 4, 1998 the Company had 250,000 options outstanding at exercise prices ranging from $3.50 to $7.00. During March 1999 these options were exercised at $.10 per share and resulted in a total cash consideration paid to the Company of $25,000. The option price was reduced to reflect the reduction in the market value of the common stock.

       The Company has entered into agreements to issue stock for services and litigation settlements that occurred during the year ended April 3, 1999. The stock to be issued is 2,173,382 shares at an estimated market value of $375,126 and a liability for the stock to be issued has been reflected in the consolidated financial statements.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
             Notes to Consolidated Financial Statements - Continued
                  Years Ended April 3, 1999 and April 4, 1998


(12)   LITIGATION

       The Company is a party to legal actions. The Company has recorded an estimated liability of $209,000 in connection with these actions in the consolidated financial statements.

       A former officer of the Company has asserted a claim for 500,000 shares of the Company common stock in fulfillment of an oral separation agreement, however, the Company has claims against the former officer equal to or greater than the value of the stock. The Company does not believe the former officer will prevail and has not reflected either claim in the consolidated financial statements.

(13)   SUBSEQUENT EVENT

       The Company has entered into agreements to issue stock subsequent to April 3, 1999 for services to be performed during fiscal year 2000. The stock to be issued is 1,165,000 shares at an estimated market value of approximately $463,000.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As of April 3, 1999, the Company has changed accountants. The Company's new independent auditors are Tedder, James, Worden and Associates, P.A., 200 East Robinson Street, Suite 425, Orlando, Florida 32801. This change was reported on Form 8K dated April 8, 1999, incorporated herein by reference.

Former accountants have not expressed any disagreeing opinions regarding the Company's treatment of accounting matters. In addition, the Company has no issues related to the financial opinions of former accountants, and did not consult current accountants regarding any opinions prior to their engagement.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names, ages, and offices held with the Company by its directors and executive officers, as of April 3, 1999:

Name                         Position                        Director Since                Age
----                         --------                        --------------                ---
John C. Plunkett             President, Chief                     1997                     50
                             Executive Officer
Rand L. Gray                 Chief Financial Officer              1997                     52
Robert F. Guthrie            Secretary, Director                  1997                     64

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has compensated its directors for service on the Board of Directors through the end of fiscal year 2000 by the awarding of 50,000 shares of registered common stock to each director. Any non-employee director of the Company is reimbursed for reasonable expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Colorado law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

The business experience of each of the persons listed above during the past five years is as follows:

John C. Plunkett is the President and Chief Executive Officer of the Company. Mr. Plunkett is a graduate of the U.S. Naval Academy with a degree in Naval Engineering. He has over 20 years experience in the engineering consulting industry and 10 years experience in real estate management. Mr. Plunkett has been associated with the Company as an officer and director since its inception and became President in 1998.

Rand L. Gray is the Treasurer and Chief Financial Officer of the Company. Mr. Gray has been an accountant and business manager for over twenty-five years. Subsequent to April 3, 1999, Mr. Gray is no longer an officer of the Company.

Robert F. Guthrie is the Secretary of the Company. Mr. Guthrie is an attorney licensed to practice in Florida and has several years of banking experience prior to retiring from the industry. Mr. Guthrie has been associated with the Company as a director since May 1997 and became Secretary in December 1998.

Item 10.  Executive Compensation

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has entered into an employment contract with John C. Plunkett. This contract has provisions for annual renewal.

Beginning with the fiscal year ending April 2, 2000, the Company began compensating its directors.

Cash Compensation

The following table sets forth all cash compensation paid by the Company to its officers and directors for services rendered to the Company for the last three fiscal years. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation.

Summary Compensation Table

        Name and                                                   Other Annual        Restricted
  Principal Position        Year         Salary       Bonus        Compensation      Stock (Value)
--------------------------------------------------------------------------------------------------
John S. McAvoy              1999         32,000         0                0                     0
Former                      1998         43,875         0                0                     0
President/CEO               1997              0         0                0                     0

John C. Plunkett            1999         28,000         0                0
President/CEO               1998         43,875         0                0               250,000
                            1997              0         0                0                     0

Rand L. Gray                1999         30,000         0                0                     0
Former CFO                  1998         30,000         0                0               125,000
                            1997              0         0                0                     0

Robert F. Guthrie           1999              0         0                0                     0
                            1998              0         0                0                 2,500

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best knowledge of the Company as of April 3, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address                Amount and Nature of       Percent of Class(1)
of Beneficial Owner             Beneficial Ownership

John S. McAvoy (2)                   1,796,400                      11.1
1993 Whitney Way
Clearwater, FL 34624

John C. Plunkett                       450,000                       2.8
1315 Cleveland St.
Clearwater, FL 33755

Item 11. Security Ownership of Certain Beneficial Owners and Management
         Continued

Rand L. Gray(3)                                   170,000              1.1
202 Sandwater Lane
Oldsmar, FL  34677

Robert F. Guthrie                                  25,000              0.2
1315 Cleveland St.
Clearwater, FL 33755

All Directors and Executive Officers as a         645,000              4.0
Group (3 persons)

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2) Includes 1,445,250 shares held jointly with his spouse, 200,000 shares held by his spouse, and 32,650 shares held by his son.
(3) Includes 150,000 shares held jointly with his spouse and 20,000 shares held by the children of Mr. and Mrs. Gray.

Item 12. Certain Relationships and Related Transactions

In December, 1997, the Company issued 20,000 restricted shares of common stock to Olympus Capital for consulting services rendered prior to September 30, 1997. In October, 1997, the Company paid $375,000 and agreed to issue 75,000 restricted shares to Olympus Capital, Inc. for the purpose of assisting the Company in identifying investors willing to invest capital into the Company in connection with the $2,500,000 private placement. Management has netted these costs against the proceeds and has allocated a portion of the net proceeds as a cost of the 75,000 shares issued.

In September, 1997, the Company issued 200,000 shares of restricted common stock to each of Gulf Atlantic Publishing and Arrow Marketing for advertising services and creative design of marketing materials respectively, and issued 25,000 shares for services to each of Robert Guthrie and Richard Chrzanowski, directors.

Gulf Atlantic Publishing and Arrow Marketing purchased 400,000 shares at $0.25 per share pursuant to an option agreement.

On November 17, 1997, the Company entered into a Lead Generation/Corporate Relations Agreement with Corporate Relations Group (CRG) pursuant to which the Company has paid CRG $400,000 and by which the Company agreed to issue options to purchase 250,000 shares of common stock under the following terms:

Number of  Shares        Exercise Price          Expiration Date
-----------------        --------------          ---------------
50,000                       $3.50                   11/17/98
50,000                        4.20                   11/17/99
50,000                        4.70                   11/17/00
50,000                        5.60                   11/17/01
50,000                        7.00                   11/17/02

Item 12. Certain Relationships and Transactions Continued

On March 29, 1999, CRG exercised the above options at a reduced price of $0.10 per share, offered by the Company to raise operating capital.

The Company agreed to issue 100,000 restricted shares to CRG, such shares to be returned should the Company file and cause to be effective a registration statement for the shares underlying the options within 120 days of the date of the agreement (these shares have been issued). CRG was also granted piggyback rights for these shares, which were subsequently disbursed when the Company failed to meet the deadline for registration effectiveness. Under its agreement with the Company, CRG has agreed to perform financial public relations services for the Company, consisting of disseminating information about the Company to the investing public, for $400,000 paid in cash in December, 1997. Under the Core Broker program undertaken by CRG, the Company was required to host a due diligence trip for up to ten retail brokers who demonstrated an interest in the Company.

In August, 1998, the Company entered into two subscription agreements to issue 250,000 shares for $250,000. Under the terms of these agreements, the $250,000 was paid and the stock was issued and was included in the registration which became effective October, 1998.

Mr. John McAvoy has loaned the Company amounts for working capital. The loans are represented by promissory notes due on demand and bearing interest of 6%. None of the loans have been repaid. The total owed is $15,000 with $1,500 loaned on March 15, 1996, $9,000 loaned on April 17, 1996, $4,000 loaned on July 19, 1996, and $500 loaned without a formal promissory note.

Mr. John McAvoy has (unsecured) deferred salary of $46,480 as of April 3, 1999.

Mr. John Plunkett's spouse is a significant stockholder in a corporation which has an oral contract to distribute the Company's products.

Pursuant to the terms of the original Amended Employment Agreements dated January 20, 1998, on December 15, 1998, the Company reduced the accrued and unpaid 1997-98 salaries of Messrs. Plunkett ($50,000) and Gray ($39,000) to promissory notes and secured their interest with the assets of the Company. On January 21, 1999, the Company reduced the remainder of the accrued and unpaid 1997-98 salaries of Messrs. Plunkett ($8,881) and Gray ($9,948) to promissory notes subject to the continuing security interests. The promissory notes are demand instruments at 5% simple interest. A blanket Security Agreement on all of the Company's assets, a UCC filing on the Company's non-realty assets, and a mortgage on the Company's realty secures each note. Each note, security agreement, UCC filing and mortgage includes any future accrued and unpaid salary.

During October through December, 1998, the Company received emergency loans from Messrs. Plunkett ($11,839), Gray ($7,436) and Guthrie ($5,000), which amounts were reduced to promissory notes and secured with the assets of the Company. During January, 1999, the Company received emergency loans from Messrs. Plunkett ($533) and Gray ($11,013), which amounts were reduced to promissory notes on January 21, 1999, subject to the continuing security interests. The promissory notes are demand instruments at 5% simple interest. A blanket Security Agreement on all of the Company's assets, a UCC filing on the Company's non-realty assets, and a mortgage on the Company's realty secures each note. Each note, security agreement, UCC filing and mortgage includes any future advancement of additional funds.

Subsequent to April 3, 1999, the Company issued Mr. Guthrie 50,000 shares of common stock in full payment of the secured note described above. The Company issued Mr. Plunkett 750,000 shares of common stock in full payment of the secured notes for accrued salary and moneys loaned the Company, described above, retiring the notes.

Item 12. Certain Relationships and Related Transactions Continued

The Company on January 21, 1999, reduced the legal fees and costs ($45,480) owed to its litigation counsel, Mr. Michael C. Berry, and its corporate counsel, Mr. Michael Geo. F. Davis, to a promissory note. The promissory note is a demand instrument at 5% simple interest. A mortgage on the Company's realty secures the note. The note, security agreement, and mortgage include any future fees or costs advancements.

Subsequent to April 3, 1999, the Company paid the amounts owed Messrs. Berry and Davis, retiring the note described above.

The Company on February 11, 1999, received a loan from a group of the Company's shareholders, who are neither officers nor directors. Under the loan terms $250,000 was made available over ninety days. The 10% interest rate is payable in cash or stock. A blanket Security Agreement on all of the Company's assets, a UCC filing on the Company's non-realty assets, and a mortgage on the Company's realty secures the note. The note, security agreement, UCC filing and mortgage include any future advancements of additional funds. Messrs. Plunkett, Gray, Guthrie and Berry/Davis subordinated their mortgages, where filed, to the mortgage of the loaning shareholders.

Subsequent to April 3, 1999, the Company on June 25, 1999, paid off the loan described above, retiring the note.

                                    PART IV



Item 13.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                       Exhibit Name
         *3.1     Articles of Incorporation and all amendments thereto
         *3.2     By-Laws
         21.1     Subsidiaries
         27       Financial Data Schedules

*        Previously filed as Exhibit to Form SB-2

         (b) The Company did not file any reports on Form 8-K for the three month period ended April 3, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: July 2, 1999                 AQUA CLARA BOTTLING & DISTRIBUTION, INC.


                                   By: /s/ John C. Plunkett
                                       -----------------------------------
                                           John C. Plunkett
                                           President and duly
                                           authorized Officer