Form 10QSB
period 1999-07-03
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 1999-09-24
CIK 1020477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999

                   AQUA CLARA BOTTLING AND DISTRIBUTION, INC.


FLORIDA                                                           EIN 84-1352529

1315 Cleveland Street
Clearwater, Florida 33755-5102

(727) 446-2999
www.aquaclara.com

Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The registrant had 22,295,707 shares of common stock, no par value, outstanding as of July 3, 1999.

                                    Part I:
                             Financial Information
                                    (Item 1)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                           Consolidated Balance Sheet
                            July 3, 1999 (unaudited)

                  Assets
Current assets:
         Cash and cash equivalents                                              $   284,279
         Accounts receivable, net of allowance for
             doubtful accounts of $10,000                                            14,797
         Inventories                                                                 81,444
         Prepaid expenses                                                           287,325
         Other current assets                                                        26,586
                                                                                -----------
                  Total Current Assets                                              694,431

Property, plant, and equipment, net of accumulated depreciation                   1,865,581
Other assets                                                                          1,506
                                                                                -----------

                                                                                $ 2,561,518
                  Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable, trade                                                    327,666
         Accrued expenses                                                            11,998
         Current maturities of long-term debt                                        18,149
         Current obligation under capital lease                                       3,526
         Due to stockholders                                                        155,308
         Other current liabilities                                                   14,233
                                                                                -----------
                  Total current liabilities                                         530,880

Long-term debt, less current maturities                                           1,088,037
Obligation under capital lease, less current portion                                 11,205
                                                                                -----------

                                                                                $ 1,630,122
Stockholders' equity:
         Preferred stock; no par value, 5,000,000 shares
           authorized; 1,521 shares issued and outstanding                        1,134,695
         Common stock; no par value, 50,000,000 shares
           authorized; 22,295,707 shares issued and outstanding                   4,544,504
         Additional paid-in capital                                               1,417,391
         Accumulated deficit                                                     (6,165,193)
                                                                                -----------

                                                                                $   931,396

                                                                                $ 2,561,518

                             Financial Information
                                   (Item 3)
                   Aqua Clara Bottling & Distribution, Inc.
                                And Subsidiary
                     Consolidated Statements of Operations


                                                           3 months ended    3 months ended
                                                             July 3 '99        July 4 '98
                                                             (unaudited)       (unaudited)
Sales                                                       $    103,474      $     19,111
Cost of sales                                                     62,957            29,864
                                                            ------------      ------------

Gross profit                                                      40,517           (10,753)

General, administrative, and sales expenses                      530,288           249,809
                                                            ------------      ------------

Operating loss                                                  (489,771)         (260,562)

Other income (expense):
         Interest expense                                        (14,063)           (6,617)
         Interest and other income                                     0             3,256
         Gain (loss) on sale of assets                           (10,415)                0
         Other expense                                             7,753                 0
                                                            ------------      ------------

                  Net other income (expense)                     (16,725)           (3,361)

                  Net loss                                      (506,497)         (263,923)

Dividends on preferred stock:
   Amortization of intrinsic value of conversion rights
   Unpaid 8.0% cumulative dividend                                                  49,863

Net loss applicable to common stock                         $   (506,496)     $   (313,786)

Basic loss per share                                        $      (0.03)     $      (0.05)

Weighted average common shares outstanding                    19,250,055         6,271,622

                                     Part 1
                             Financial Information
                                    (Item 4)
                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                Consolidated Statements of Stockholders' Equity
                                  (unaudited)


                                                                               Additional      Accumu-        Sub-
                              Preferred Stock             Common Stock           Paid-In        lated      scription
                             Shares    Amount         Shares        Amount       Capital       Deficit     Receivable
  Balances, April 3, 1999    1,676   1,250,284      16,160,523    3,670,870    1,417,391     (5,658,697)       --

Conversion of preferred
  stock                        155    (115,589)      1,244,783      115,589           --            --         --
Issuance of common stock
  for services                                       4,890,401      758,045           --            --         --

Net loss for period                                                                            (482,385)

  Balances,  July 3, 1999    1,521   1,134,695      22,295,707    4,544,504    1,417,391     (6,141,082)       --

                                     Part 1
                             Financial Information
                                    (Item 5)
                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                     Consolidated Statements of Cash Flows


                                                3 months ended    3 months ended
                                                 July 3, 1999      July 4, 1998
                                                  (unaudited)      (unaudited)
Operating activities:
    Net Income (Loss)                             $  (506,496)     $  (263,923)
    Provided by Operations:
        Depreciation                                   27,128            5,950
        Issuance of Stock for Services                758,045                0
        (Gain) Loss on Disposal of Assets               5,578                0
        Allowance for Doubtful Accounts                     0                0
        Effect - Accounting Principle                       0                0
    Change in Assets & Liabilities:
        (INC) Decrease in Accounts Receivable          33,288          (18,192)
        (INC) Decrease in Employee Advances                 0                0
        (INC) Decrease in Inventories                 (18,715)         (45,001)
        (INC) Decrease in Prepaid Expenses           (287,325)          (3,518)
        (INC) Decrease in Other Assets                      0                0
        INC (DEC) in Accounts Payable                 (98,817)          61,964
        INC (DEC) in Accrued Expenses                (236,350)          21,317
        INC (DEC) in Other Liabilities                (12,459)               0
        INC (DEC) in Shareholder Accrual             (214,758)               0
                                                  -----------      -----------

         Total Adjustments                            (44,385)          22,520

         Net Cash Provided by Operation              (550,882)        (241,403)

Cash Flows from Investing
    Acquisition of Equipment                                0         (399,073)
    Proceeds from Sale of Equipment                         0                0
    Purchases of Investments                                0                0
    Sales of Investments                                    0                0
    INC (DEC) in Other Assets                               0           30,019
                                                  -----------      -----------

         Cash Provided (USED) in Capital                    0         (369,054)

Proceeds from Stock Issues                                  0                0
Proceeds from Debt                                  1,075,000                0
Payments on Debt                                     (249,799)          (4,170)
Proceeds from Due to Stockholders                           0                0
                                                  -----------      -----------

         Cash Provided (USED) Investing               825,201           (4,170)

         Net INC (DEC) in Cash & CE                   274,319         (614,627)

Cash & CE at Begin of Year                              9,960          733,618

Cash & CE at End of Year                              284,279          108,991

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary

           Notes To The (Unaudited) Consolidated Financial Statements

Interim Consolidated Financial Statements

         The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain principles for complete financial statement are not included herein. The financial statements are prepared on a consistent basis (including normal recurring adjustments) and should be read in conjunction with the consolidated financial statement and related notes contained in the Annual Report for the fiscal year ended April 3, 1999.

         The results of operations for the three-month period ended July 3, 1999 are not necessarily indicative of those to be expected for the entire year.

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

         During the year ended April 3, 1999 the Company began producing 20 oz. bottles of oxygenated water. The Company will need to generate additional sales or obtain additional financing to fund its operations. These factors, combined with the fact that the Company has not generated any positive cash flows from operations, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

         In March 1999 the Company entered into an agreement with a major distributor in the Northeastern United States for distribution of their 20 oz. bottles of oxygenated water. Subsequent to April 3, 1999 the Company raised $1,075,000 through the issuance of a Class B Preferred Debenture. Common stock shares totaling 5,000,000 are held in an escrow account for when the debentures are converted. The proceeds of this debenture were used to retire the mortgage on the building and the 90-day note to stockholders. The remainder of the proceeds will be used to fund operations.

Significant Accounting Policies

         The consolidated financial statements include the accounts of Aqua Clara Bottling & Distribution, Inc. and its wholly owned subsidiary, Pocotopaug Investments, Inc. All significant inter-company accounts and transactions have been eliminated.

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

         Inventories are stated at the lower of cost (first-in, first-out) or market.

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

         The Company's fiscal year ends with the first Saturday in April.

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

         Inventories consist of the following at July 3, 1999:

                  Raw materials             $66,993
                  Finished goods             14,451
                                            -------
                                            $81,444

         Property, plant, and equipment consist of the following at July 3, 1999:

                  Land                              $   90,000
                  Building                             926,520
                  Machinery and equipment              959,423
                  Vehicles                              22,393
                                                    ----------
                                                     1,998,336
                  Less accumulated depreciation       (132,755)
                                                    ----------
                                                    $1,865,851

         The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.

         Prepaid expenses for this fiscal year consist of marketing, advertising, promotion of the product and company and the board of director fees.

         Due to stockholders' consists of the following at July 3, 1999:

                  Notes payable to stockholders due on demand with
                           interest accrued at 5% to 10%             $ 36,274
                  Deferred salaries with interest accrued at 5%       119,034
                                                                     --------
                                                                     $155,308

         Long-term debt at July 3, 1999 consists of:

                  Note payable: Secured 8% Series "B" Convertible
                  Debenture was raised in June 1999. Interest is
                  to be paid quarterly @ 8% per annum, with the
                  first payment due on 8/1/99 for $12,832.
                  The note will be converted into common stock.
                  Series "B" Convertible Debenture                   $ 1,075,000

                  Installment note payable; interest 10.5%;
                  payments $462 per  month including interest;
                  collateralized by a vehicle                             12,959

                  Installment note payable; interest 10.5%;
                  payments $627 per month including interest
                  [from five-gallon water business, will be
                  assumed in September].                                  18,328

                  Long-term debt                                       1,106,186

                  Less current installments                               18,149

                  Long-term debt, less current installments          $ 1,088,037

         During 1998, the Company sold the assets of their five-gallon water business. The purchaser of these assets assumed the notes payable and obligations under capital leases used by the Company to finance these assets. The purchaser is responsible for making the payments on these notes payable and obligations under capital leases, however, the Company remains contingently liable. The principal payments required on these notes payable and obligations under capital leases are approximately $45,487 at July 3, 1999.

         At July 3, 1999 the Company is obligated under a long-term capital lease for equipment. The following is a schedule by year of future minimum lease payments under the capital lease.

                           2000                            $ 4,439
                           2001                              4,439
                           2002                              4,439
                           2003                              4,439
                                                           -------
         Total lease payments                               17,756
         Less amount representing interest (6.5%)            2,165
                                                           -------
         Present value of lease payments                    15,591
         Less current obligation                             3,526
                                                           -------
         Long-term capital lease obligation                $12,065

         At July 3, 1999 the Company rented vehicles and equipment under operating leases. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year as of July 3, 1999.

                           2000             $ 5,990
                           2001               4,998
                           2002                 800
                                            -------
                                            $11,788

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

         The components of deferred tax assets consist of the following at April 3, 1999:

                  Deferred tax assets:
                  Start up costs                     $  530,000
                  Net operating loss carryforwards      785,000

                  Gross deferred tax assets           1,315,000
                  Valuation allowance                 1,315,000
                                                     ----------
                  Total deferred tax assets          $      --

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                    Part II
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

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

         The Gross Profit for the period ended July 3, 1999, was $40,517. The Selling and General Administrative expenses for the fiscal year were $530,288. Non-recurring expenses included $200,000 for generation of funding the Series "B" Debenture and the mortgage payoff of $264,097.

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

LIQUIDITY AND CAPITAL RESOURCES

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

         Although the Company expects to have continued losses in the 2nd quarter of fiscal year 2000, management believes that the losses will continue to decrease and a break-even point could be reached in the 3rd or 4th quarter of this year. Inflation has not had a significant impact on the Company's results of operations.

BUSINESS AND PLAN OF OPERATION

GENERAL

         Prior information pertaining to Aqua Clara Bottling & Distribution, Inc. can be found in the Annual Report for the fiscal year ended April 3, 1999.

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

         During the year ending April 3, 1999, the Company began producing
20 oz. bottles of oxygenated water packaged in a PET container. The Company's oxygen enriched bottled water is made by combining super purified water and oxygen. Through water purification processing the source water is reduced to 1-2 parts per million of total dissolved solids and then oxygen is introduced through a unique proprietary process. As a point of reference, the Food and Drug Administration's (FDA) definition of distilled water is no more than 5 parts per million of total dissolved solids. The Company's oxygen enriched water contains approximately 40 parts per million of oxygen. Normal tap water contains approximately 3 parts per million of dissolved oxygen. As such, the company's oxygen enriched bottled water contains approximately 1200% more oxygen.

INDUSTRY OVERVIEW

         The Company's primary focus is the production/distribution of oxygen enriched bottled water in small package, PET, containers ranging in size from
 .5 liter to 1.5 liters. The points of purchase are super markets, convenience stores, mass merchants, gas station markets, health spas and vitamin/health food stores.

         Oxygen is currently in the public view as an "additive" to a range of consumer products. There are currently oxygen bars in Toronto, New York City and the Los Angeles area. Oxygen in beverages has received recent widespread media coverage through television, radio and print media.

PRODUCTS

         Oxygen Enriched Bottled Water. The Company's primary focus will be the production/distribution of oxygen enriched bottled water in small package, PET, containers ranging in size from .5 liter to 1.5 liters. The points of purchase will include super markets, convenience stores, mass merchants, gas station markets, health spas and vitamin/health food stores.

         The Company's oxygen enriched bottled water is made by combining super purified water and oxygen. Through water purification processing the source water will be reduced to 1-2 parts per million of total dissolved solids and then oxygen is introduced through a unique, proprietary process. As a point of reference, the Food and Drug Administration's (FDA) definition of distilled water is 5 parts per million or less of total dissolved solids. As such, the base water is of distilled quality, although the distillation process is not used.

         The Company's market research, undertaken by a non-affiliated research firm, has indicated that no specific medical claims have to be made to consumers with regard to its product. According to this market research the public will readily accept the necessity and benefits of both highly purified water and oxygen. Oxygen is literally the breath of life; oxygen is a natural energizer and body purifier. Oxygen is odorless and tasteless, as well as non-carbonated. As such, the Company's water tastes like a fine premium bottled water -- light and crisp. Oxygen does not produce the unhealthy "jolt" associated with caffeine products. Rather, it is believed to create a feeling of physical well being and mental clarity.

         There is one significant competitor, Clearly Canadian, producing oxygen enriched bottled water. The Company knows of eight other entities that are attempting to produce and distribute oxygen enriched bottled water. Except for Clearly Canadian, none of the well-established traditional bottled water distributors has an oxygen enriched bottled water product.

         The Company's oxygen enriched water contains approximately 40 parts per million of oxygen. Normal water contains approximately 3 parts per million of oxygen. As such, the Company's oxygen enriched bottled water will contain approximately 800% or more oxygen than conventional bottled water products. There can be no assurance that the Company's products will achieve consumer acceptance. Consumer preferences are inherently subjective and subject to change.

         Initially, the Company will not carbonate or flavor its water. After the successful introduction of the Company's oxygen enriched bottled water product, the introduction of a new product with natural flavoring or carbonation will be considered. Likewise, the Company will consider the infusion of beneficial herbs. The Company will also consider the production of super oxygen enriched sports drinks, providing even higher levels of oxygen, to be marketed at a higher price. The Company utilizes a distinctive bottle and label for its water products.

STRATEGY

         The company's objective is to build product markets in Florida and then expand nationally. Aspects of the Company's strategy include the following.

         The Company's oxygen enriched small package bottled water product will primarily be sold through retail outlets, including super markets, convenience stores, mass merchants, gas station markets, health spas and vitamin/health food stores, and health spas. However, secondary distribution will be effected through vending and private labeling. Neither vending nor private labeling have the attendant costs of direct retailing, while they do have the benefit of increasing the production volume and thereby increasing the production margins.

PRODUCTION

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

         The Company finished installation and startup of a medium-sized bottling facility during the fiscal year ended April 3, 1999, at a total cost of approximately $750,000. The bottling line is rated at 160 bottles/min., or, practically, 1,080 24-bottle cases of 20 oz. bottled water each shift.

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

         The manufacturing process is designed to be highly automated. Bottles are mechanically de-palletized, cleaned, filled and capped. The filled bottles are automatically coded, labeled, tamper-banded (if applicable), and packed in cases. After palletizing and stretch-wrapping, the product is either loaded directly onto a truck for immediate shipment or is stored in the warehouse facility for future shipment. Most products are shipped within 48 to 72 hours after production via common carriers.

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

COMPETITION

         The bottled water industry is highly competitive. According to "Beverage Marketing", there are approximately 350 bottled water filling locations in the United States with sales increasingly concentrated among the larger firms. According to "Beverage Marketing", the ten largest bottled water companies accounted for approximately 58.4% of wholesale dollar sales in 1996. Nearly all of the Company's competitors are more experienced, have greater financial and management resources and have more established proprietary trademarks and distribution networks than the Company. On a national basis, the Company competes with bottled water companies such as The Perrier Group of America, Inc. (which includes Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Ice Mountain) and Great Brands of Europe (which includes Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottled water companies located in the United States and Canada. Aqua Clara has chosen to compete by focusing on a higher quality oxygen enriched purified drinking water, innovative packaging and customer service.

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

         The Company's products satisfy all federal and state requirements and the Company is proceeding with applications to obtain distribution permits in all 50 states.

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                    Part II
                               Other Information
                                     Item 1
                               Legal Proceedings

LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, except as set forth below.

         Civil litigation in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, was filed by John S. McAvoy, Plaintiff vs. Aqua Clara Bottling & Distribution, Inc., Olde Monmouth Stock Transfers, a New Jersey Corporation, John. C. Plunkett, Rand L. Gray and Robert Guthrie, Defendant, Case No. 99-004394-CI-011. The complaint is a multi part complaint claiming Delcaratory Relief; Injunctive Relief; Breach of Fiduciary and Statutory Duties; Breach of Contract Unpaid Promissory Notes; Breach of Contract Unpaid Accrued Salary. The Plaintiff seeks removal of the restrictive legends on stock held and $67,973.79 with regard to Notes and Accrued Salary. The matter is pending arbitration. The matter is currently in settlement discussions, with litigation pending.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                    Part II
                               Other Information
                                     Item 2
                             Changes In Securities

Secured 8% Series "B" Convertible Debenture

         The Company has issued 43 Secured 8% Series "B" Convertible Debenture shares. The "B" Convertible Debenture is convertible at the option of the holder at any time prior to payment in full of the principal balance of the Debenture, to convert the Debenture in whole only, into fully paid and non-assessable shares of Common Stock, no par value, of the Company (the "Common Stock") at a conversion price equal to 65% of the three day average closing bid price prior to the date of conversion. At the Corporation's option, the amount of accrued and unpaid interest due as of the Conversion Date shall not be subject to conversion but instead may be paid in cash as of the Conversion Date. If the Corporation elects to convert the amount of accrued and unpaid interest at the Conversion Date into Common Stock, the Common Stock issued to the Holder shall be valued at the Conversion Price. The number of shares of Common Stock due upon conversion shall be (i) the face amount of the Debenture divided by (ii) the applicable Conversion Price.

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                    Part II
                               Other Information
                                     Item 3
                        Defaults Upon Senior Securities
                                     (NONE)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                    Part II
                               Other Information
                                     Item 4
               Submission of Matter to a Vote of Security Holders
                                     (NONE)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                    Part II
                               Other Information
                                     Item 5
                               Other Information
                                   Management

         The following table sets forth the names, ages, and offices held with the Company by its directors and executive officers, as of July 3, 1999:


Name                         Position                         Director Since               Age
----                         --------                         --------------               ---
E. J. Mersis                 Chairman, Chief                      1999                     55
                             Executive Officer
John C. Plunkett             President, Chief                     1997                     51
                             Operations Officer
Robert F. Guthrie            Secretary, Director                  1997                     65

Renato P. Mariani            Director                             1999
John Thomas                  Director                             1999

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

The business experience of each of the persons listed above during the past five years is as follows:

         Mr. Emanuel J. Mersis is the Chairman, and Chief Executive Officer of the Company. Mr. Mersis has over 27 years experience as a top performing CEO and senior executive with strong domestic and international expertise in consumer packaged goods. He served Westvaco Corporation, a $3 billion dollar Fortune 500 paper, consumer packaging and chemical company since 1998. Mr. Mersis was the President and CEO of Signature Brands LLC (a joint venture of McCormick and Co., Inc. and Pioneer Products, Inc.) from 1987 to 1998.

         John C. Plunkett is the President and Chief Operations Officer of the Company. Mr. Plunkett has over 20 years experience in the engineering consulting industry and 10 years experience in real estate management. Mr. Plunkett has been associated with the Company as an officer and director since its inception and became President in 1998. Mr. Plunkett is a graduate of the U.S. Naval Academy with a degree in Naval Engineering.

         Robert F. Guthrie has served as Director of the Company since May, 1997. Mr. Guthrie became the Secretary in December 1998. Mr. Guthrie is an attorney licensed to practice in Florida with affairs in Seminole, Florida.

         Mr. Renato P. Mariani has served as Director of the Company since May, 1999. Mr. Mariani is the President of Eagle Diversified, Inc.

         Mr. John Thomas has served as Director of the Company since June, 1999. Mr. Thomas is the President of FloTech, Inc.

         The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

         Beginning with the fiscal year ending April 2, 2000, the Company began compensating its directors.

CERTAIN TRANSACTIONS

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                    Part II
                               Other Information
                                     Item 6
                              Exhibits and Reports

Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1      Articles of Incorporation (1)
3.2      Articles of Amendment for Series A Preferred Stock (1)
3.3      Bylaws (1)
4.1      Class B Debenture
10.1     Amended Employment Agreement with John McAvoy (1)
10.2     Amended Employment Agreement with John C. Plunkett (2)
10.3     Amended Employment Agreement with Rand L. Gray (3)
10.4 Lead Generation/Corporate Relations Agreement dated May 24, 1999 with Corporate Relations Group, Inc.
10.5     Installment secured promissory notes (1)
10.6     Modification of Installment secured promissory notes (4)
16.1     Letter from BDO Seidman (3)
21.1     Subsidiaries
23.1     Letters from Pender Newkirk & Company (5)
23.2     Letters from Tedder, James, Worden & Associates, P.A. (5)
27       Financial Data Schedules

(b)      Reports on Form 8-K:

5.0      Opinion Regarding Legality, dated May 13, 1999 (6)
23.0     Letter on Audited Financial Information, dated June 11, 1999 (6)

(1) Incorporated by reference to the original filing of the Registration Statement on Form SB-2, File No. 333-44315 (the "Registration Statement")
(2)      Incorporated by reference to Amendment Number 1 of the Registration
         Statement
(3)      Incorporated by reference to Amendment Number 2 of the Registration
         Statement
(4)      Incorporated by reference to Amendment Number 4 of the Registration
         Statement
(5)      Incorporated by reference to Annual Report Form 10-KSB April 3, 1999
(6)      Incorporated by reference to S-8 Filed June 11, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 23, 1999               AQUA CLARA BOTTLING & DISTRIBUTION, INC.



                                       By: /s/ EMANUEL J. MERSIS
                                           ------------------------------------
                                               Emanuel J. Mersis
                                               Chairman, Chief Executive Officer