Form 10QSB
period 1999-10-02
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 1999-11-15
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended October 2, 1999


                   AQUA CLARA BOTTLING AND DISTRIBUTION, INC.

FLORIDA                                                           EIN 84-1352529

1315 Cleveland Street
Clearwater, Florida  33755-5102

(727) 446-2999
www.aquaclara.com

Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The registrant had 30,760,952 shares of common stock, no par value, outstanding as of October 2, 1999.

                                     Part I:
                              Financial Information
                                    (Item 1)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                 OCTOBER 2, 1999   OCTOBER 4, 1998
                                                                 ---------------   ---------------
                  Assets
Current assets:
         Cash and cash equivalents                                 $    94,222       $    33,278
         Accounts receivable                                            23,090            35,540
         Employee Advances                                                   0             2,557
         Inventories                                                   122,533            64,000
         Prepaid expenses                                              406,050             8,086
         Other current assets                                            9,195                 0
                                                                   -----------       -----------
                  Total Current Assets                                 655,090           143,461

Property, plant, & equipment, net of accum depre                     1,879,138         1,979,215
Other assets                                                             1,506            23,826
                                                                   -----------       -----------

                                                                   $ 2,535,735       $ 2,146,502

                  Liabilities and Stockholders' Equity
Current liabilities:
         Accounts payable, trade                                        83,461           402,574
         Accrued expenses                                               13,996           140,622
         Current maturities of long-term deb                             5,544            40,390
         Current obligation under capital lease                          3,526                 0
         Due to stockholders                                           155,534                 0
         Other current liabilities                                       6,723                 0
                                                                   -----------       -----------
                  Total current liabilities                            268,784           583,586

Long-term debt, less current maturities                                767,617           264,633
Obligation under capital lease, less current portion                    10,331
                                                                   -----------       -----------
                                                                                               0

                                                                   $ 1,046,733       $   848,219

Stockholders' equity:
         Preferred stock; no par value, 5,000,000 shares
           authorized; 1,319.5 shares issued & outstanding             903,811         1,864,988
         Common stock; no par value, 50,000,000 shares
           authorized; 30,760,952 shares issued & outstanding        5,670,510         3,218,666
         Additional paid-in capital                                  1,417,391         1,417,391
         Accumulated deficit                                        (6,502,710)       (5,202,762)
                                                                   -----------       -----------

                                                                   $ 1,449,268       $ 1,298,283

                                                                   $ 2,535,735       $ 2,146,502

                              Financial Information
                                    (Item 3)
                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                      Consolidated Statements of Operations


                                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    Oct 2 '99          Oct 4 '98          Oct 2 '99          Oct 4'98
                                                  ------------       ------------       ------------       ------------
                                                            (unaudited)                            (unaudited)
Sales                                             $     74,434       $     75,711       $    177,908       $     94,822

Cost of sales                                           37,246             73,792            100,203            103,656
                                                  ------------       ------------       ------------       ------------

Gross profit                                            37,188              1,919             77,705             (8,834)

General, administrative, & sales expenses              372,692            671,486            908,980            921,295
                                                  ------------       ------------       ------------       ------------

Operating loss                                        (335,504)          (669,567)          (825,275)          (930,129)

Other income (expense):
         Interest expense                                5,997             (6,530)            (8,066)           (13,147)
         Interest and other income                           0               (579)                 0             (3,835)
         Gain (loss) on sale of assets                       0                  0            (10,415)                 0
         Other expense                                  (8,009)                 0               (256)                 0
                                                  ------------       ------------       ------------       ------------

                  Net other income (expense)            (2,012)            (7,109)           (18,737)           (16,982)


                  Net loss                            (337,516)          (676,676)          (844,012)          (947,111)

Dividends on preferred stock:
   Unpaid 8.0% cumulative dividend                           0             50,411                  0            100,274
   Effective dividend on issuance of stock
      For less than trading value                            0             49,863                  0            187,500

Net loss applicable to common stock               $   (337,516)      $   (727,087)      $   (844,012)      $ (1,234,885)

Basic loss per share                              $      (0.06)      $      (0.11)      $      (0.07)      $      (0.19)

Weighted average common shares outstanding           5,316,481          6,374,465         11,609,063          6,339,764

                                     Part 1
                              Financial Information
                                    (Item 4)
                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)


                                                                                             ADDITIONAL       ACCUMU-        SUB-
                                    PREFERRED STOCK                 COMMON STOCK               PAID-IN         LATED      SCRIPTION
                                  SHARES        AMOUNT         SHARES          AMOUNT          CAPITAL        DEFICIT     RECEIVABLE
                                  ------        ------         ------          ------          -------        -------     ----------
Balances, April 3, 1999           1,676       1,250,284      16,160,523       3,670,870       1,417,391      (5,658,697)      --

Conversion of preferred
  stock                            (357)       (346,473)      2,677,889         346,473              --              --       --
Issuance of common stock
  for services                                                3,937,725         825,038              --              --       --
  for convertible debenture                                   6,884,815         530,129              --              --       --
  for S1 Registration                                         1,100,000         298,000

Net loss for period                                                                                            (844,012)

  Balances,  Oct 2, 1999          1,319         903,811      30,760,952       5,670,510       1,417,391      (6,502,709)      --

                                     Part 1
                              Financial Information
                                    (Item 5)
                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                      Consolidated Statements of Cash Flows



                                                  6 MONTHS ENDED    6 MONTHS ENDED
                                                    OCT 2, 1999       OCT 4, 1998
                                                   -----------       -----------
                                                    (UNAUDITED)       (UNAUDITED)
Operating activities:
    Net Income (Loss)                              $  (844,013)      $  (947,111)
    Provided by Operations:
        Depreciation                                    53,288            10,658
        Issuance of Stock for Services                 825,038                 0
        Issuance of Stock for S1                       298,000                 0
        Issuance of Stock for Debenture                530,129                 0
        (Gain) Loss on Disposal of Assets               10,415                 0
        Allowance for Doubtful Accounts                 10,000                 0
   Change in Assets & Liabilities:
        (INC) Decrease in Accounts Receivable           24,995           (35,540)
        (INC) Decrease in Inventories                  (59,805)          (37,052)
        (INC) Decrease in Prepaid Expenses            (406,050)          392,714
        (INC) Decrease in Other Assets                  17,391                 0
        INC (DEC) in Accounts Payable                 (343,022)           37,221
        INC (DEC) in Accrued Expenses                 (234,352)           41,510
        INC (DEC) in Other Liabilities                 (19,969)                0
        INC (DEC) in Shareholder Accural              (214,532)                0
                                                   -----------       -----------
         Total Adjustments                             491,527           409,511

         Net Cash Provided by Operation               (352,486)         (537,600)

Cash Flows from Investing
    Acqusition of Equipment                            (35,121)         (424,305)
    Proceeds from Sale of Equipment                          0                 0
    INC (DEC) in Other Assets                                0            30,191
                                                   -----------       -----------

         Cash Provided (USED) in Capital               (35,121)         (394,114)

Proceeds from Stock Issues                                   0           250,000
Proceeds from Debt                                   1,150,000                 0
Payments on Debt                                      (678,131)           (8,626)
Proceeds from Due to Stockholders                            0                 0
                                                   -----------       -----------
         Cash Provided (USED) Investing                471,869           241,374

         Net INC (DEC) in Cash & CE                     84,262          (690,340)

Cash & CE at Begin of Year                               9,960           723,618

Cash & CE at End of Year                                94,222            33,278

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

         The results of operations for the six-month period ended October 2, 1999 are not necessarily indicative of those to be expected for the entire year.

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

         Inventories consist of the following at October 2, 1999:

                  Raw materials                   $     113,276
                  Finished goods                          9,257
                                                  -------------
                                                  $     122,533

         Property, plant, and equipment consist of the following at October 2, 1999:

                  Land                            $      90,000
                  Building                              926,520
                  Machinery and equipment               975,045
                  Vehicles                               22,393
                                                  -------------
                                                      2,039,248

                  Less accumulated depreciation        (160,110)
                                                  -------------
                                                  $   1,879,138

         The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.

         Prepaid expenses for this fiscal year consist of marketing, advertising, promotion of the product and company and the board of director fees.

         Due to stockholders' consists of the following at October 2, 1999:

                  Notes payable to stockholders due on demand with
                           interest accrued at 5% to 10%               $  36,575
                  Deferred salaries with interest accrued at 5%          119,034
                                                                       ---------
                                                                       $ 155,609

         Long-term debt at October 2, 1999 consists of:

                  Note payable:  Secured 8% Series "B" Convertible Debenture was raised in June 1999. The note will be converted into common
                  stock. Series "B" Convertible Debenture                              $ 625,000


                  Installment note payable; interest 10.5%; payments $462 per
                  month including interest; collateralized by a vehicle                   12,161
                                                                                       ---------

                  Long-term debt                                                       $ 637,161

                  Less current installments                                                5,544
                                                                                       ---------

                  Long-term debt, less current installments                            $ 631,617


         During 1998, the Company sold the assets of their five-gallon water business. The purchaser of these assets assumed the notes payable and obligations under capital leases used by the Company to finance these assets. The purchaser is responsible for making the payments on these notes payable and obligations under capital leases, however, the Company remains contingently liable. The principal payments required on these notes payable and obligations under capital leases are approximately $13,000 at October 2, 1999.

         The Company is obligated under a long-term capital lease for equipment. The following is a schedule by year of future minimum lease payments under the capital lease.

                           2000                           $    4,439
                           2001                                4,439
                           2002                                4,439
                           2003                                4,439
                                                          ----------
         Total lease payments                                 17,756
         Less amount representing interest (6.5%)              2,165
                                                          ----------
         Present value of lease payments                      15,591
         Less current obligation                               3,526
                                                          ----------
         Long-term capital lease obligation               $   12,065

         The Company rented vehicles and equipment under operating leases. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year as of October 2, 1999.

                           2000                           $    5,990
                           2001                                4,998
                           2002                                  800
                                                          ----------
                                                          $   11,788

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

         The Company's sales commenced in April, 1997, with the introduction of its 5-gallon bottled water service. In the year ended April 4, 1998, the Company had $135,710 in sales from this business. Revenues were comprised of cooler rentals and water sales, which terminated in March, 1998. With the proceeds from its offering of Series A Preferred Stock, the Company entered the PET bottled water market. The sales for the fiscal year ending April 3, 1999, are $184,952. The lower than expected sales amount is the result of the Company's inability to find major retailers and distributors to purchase large quantities of product.

         The Company's sales comparisons to previous years will not be an indicator of any future growth patterns because the Company was still in the development stage of launching its new product.

         The Gross Profit for the period ended October 2, 1999, was $77,705. The Selling and General Administrative expenses through this quarter were $908,980. Non-recurring expenses included $200,000 for generation of funding the Series "B" Debenture and the mortgage payoff of $264,097.

         The Company intends to increase spending over the next six months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

LIQUIDITY AND CAPITAL RESOURCES

         The Company raised $1,150,000 through the issuance of a Class B Preferred Debenture. The proceeds of this raise were used to retire the First Mortgage on the plant and real estate and the demand note described in the above paragraph. The remainder of the raise will be used to finance continued operation of the Company.

         The Company has no plans or arrangements in place with respect to additional capital sources at this time. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

         Although the Company expects to have continued losses in the 3rd quarter of fiscal year 2000, management believes that the losses will continue to decrease and a break-even point could be reached in the 4th quarter of this year. Inflation has not had a significant impact on the Company's results of operations.

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

         The Company's market research, undertaken by a non-affiliated research firm, has indicated that no specific medical claims have to be made to consumers with regard to its product. According to this market research the public will readily accept the necessity and benefits of both highly purified water and oxygen. Oxygen is literally the breath of life; oxygen is a natural energizer and body purifier. Oxygen is odorless and tasteless, as well as non-carbonated. As such, the Company's water tastes like a fine premium bottled water light and crisp. Oxygen does not produce the unhealthy "jolt" associated with caffeine products. Rather, it is believed to create a feeling of physical well being and mental clarity.

         There is one significant competitor, Clearly Canadian, producing oxygen enriched bottled water. The Company also knows of eight other entities that are attempting to produce and distribute oxygen enriched bottled water. Except for Clearly Canadian, none of the well-established traditional bottled water producers has an oxygen enriched bottled water product.

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

STRATEGY

         The company's objective is to build product markets in Florida and then expand nationally. To that end, the Company has appointed Crossmark one of the nations largest consumer packaged goods sales and marketing companies to represent their product throughout the state of Florida effective immediately.

         Crossmark currently impacts three billion retail transactions and generates $12 billion dollars in annual sales. They currently have over 6,300 sales, merchandising and marketing professionals throughout the United States focused on building the brands they represent. Crossmark will be marketing and distributing Aqua Clara Oxygen Enriched Purified premium bottled water to some of the largest retail food stores, wholesale suppliers, and drugstore chains throughout Florida including Publix, Winn Dixie, Albertson's, Kash N'Karry, Associated Grocers, Fleming, Eckerd's and Walgreens. A sample of some of the brand names Crossmark currently represents include Nabisco Foods, Pillsbury Company, Reynolds Metals, Inc., Loreal, Royal Oak Charcoal, and now Aqua Clara.

         Crossmark offers Aqua Clara the opportunity to build strong brand recognition through Crossmark's superior market presentation and support. Through their category management plans, local event marketing plans and effective merchandising plans, Aqua Clara expects to achieve stronger retail distribution that will lead to building their brand and category.

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

         The Company maintains exacting internal quality control standards. Each shift's production is tested in Company laboratory facilities according to FDA and IBWA standards, and random samples are submitted regularly to an independent laboratory for confirmation testing

WATER SOURCES

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

         The Company's Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. The Company considers it desirable to have preferred stock available to provide increased flexibility in structuring possible future acquisitions and financing and in meeting corporate needs which may arise. If opportunities arise that would make desirable the issuance of preferred stock through either public offering or private placements, the provisions for preferred stock in the Company's Articles of Incorporation would avoid the possible delay and expense of a shareholder's meeting, except as may be required by law or regulatory authorities. Issuance of the preferred stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the Common Stock which would result in dilution of the income per share and net book value of the Common Stock. Issuance of additional Common Stock pursuant to any conversion right, which may be attached to the terms of any series of preferred stock, may also result in dilution of the net income per share and the net book value of the Common Stock. The specific terms of any series of preferred stock will depend primarily on market conditions, terms of a proposed acquisition or financing, and other factors existing at the time of issuance. Therefore, it is not possible at this time to determine in what respect a particular series of preferred stock will be superior to the Company's Common Stock or any other series of preferred stock, which the Company may issue. The Board of Directors may issue additional preferred tock in future financing, but has no current plans to do so at this time.

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 3
                         Defaults Upon Senior Securities
                                     (NONE)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 4
               Submission of Matter to a Vote of Security Holders
                                     (NONE)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 5
                                Other Information
                                   Management

         The following table sets forth the names, ages, and offices held with the Company by its directors and executive officers, as of October 2, 1999:


NAME                         POSITION                        DIRECTOR SINCE                AGE
----                         --------                        --------------                ---
E. J. Mersis                 Chairman, Chief                      1999                     55
                             Executive Officer
John C. Plunkett             President, Chief                     1997                     51
                             Operatinos Officer
Robert F. Guthrie            Secretary, Director                  1997                     65
Renato P. Mariani            Director                             1999                     48
Peter J. Thinnes             Director                             1999                     58
John Thomas                  Director                             1999                     44


         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has compensated its directors except for Mr. Thinnes, for service on the Board of Directors through the end of fiscal year 2000 by the awarding of 50,000 shares of registered common stock to each director. Any non-employee director of the Company is reimbursed for reasonable expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Colorado law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

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

         Mr. Renato P. Mariani has served as Director of the Company since May, 1999. Mr. Mariani is the President of Eagle Diversified, Inc.

         Mr. Peter J. Thinnes was elected Director at the Board's October 11, 1999 meeting. He is ther President of Thinnes & Associates.

         Mr. John Thomas has served as Director of the Company since June, 1999. Mr. Thomas is the President of FloTech, Inc.

         The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

         Beginning with the fiscal year ending April 2, 2000, the Company began compensating its directors.

CERTAIN TRANSACTIONS

         The Company had on February 11, 1999, received a loan from a group of the Company's shareholders, who are neither officers nor directors. Under the loan terms $250,000 was made available over ninety days. The 10% interest rates is payable in cash or stock.

         The Company on June 25, 1999, paid off the loan described above, retiring the note.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 6
                              Exhibits and Reports

Exhibits and Reports on Form 8-K

     (a)      Exhibits

     3.1      Articles of Incorporation (1)
     3.2      Articles of Amendment for Series A Preferred Stock (1)
     3.3      Bylaws (1)
     4.1      Class B Debenture (7)
     10.1     Amended Employment Agreement with John McAvoy (1)
     10.2     Amended Employment Agreement with John C. Plunkett (2)
     10.3     Amended Employment Agreement with Rand L. Gray (3)
     10.4     Lead Generation/Corporate Relations Agreement dated May 24, 1999 with Corporate Relations Group, Inc. (7)
     10.5     Installment secured promissory notes (1)
     10.6     Modification of Installment secured promissory notes (4)
     16.1     Letter from BDO Seidman (3)
     21.1     Subsidiaries
     23.1     Letters from Pender Newkirk & Company (5)
     23.2     Letters from Tedder, James, Worden & Associates, P.A. (5)
     27       Financial Data Schedules

     (b)      Reports on Form 8-K:

     5.0      Opinion Regarding Legality, dated May 13, 1999 (6)
     23.0     Letter on Audited Financial Information, dated June 11, 1999 (6)

     (1) Incorporated by reference to the original filing of the Registration Statement on Form SB-2, File No. 333-44315 (the "Registration Statement")
     (2) Incorporated by reference to Amendment Number 1 of the Registration Statement
     (3) Incorporated by reference to Amendment Number 2 of the Registration Statement
     (4) Incorporated by reference to Amendment Number 4 of the Registration Statement
     (5)      Incorporated by reference to Annual Report Form 10-KSB April 3,
              1999
     (6)      Incorporated by reference to S-8 Filed June 11, 1999
     (7)      Incorporated by reference to 10QSB Filed September 24, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 11, 1999               AQUA CLARA BOTTLING & DISTRIBUTION, INC.


                                       By: /s/ EMANUEL J. MERSIS
                                          --------------------------------------
                                          Emanuel J. Mersis
                                          Chairman, Chief Executive Officer

                                 EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
-----------               -----------
  21.1                    Subsidiaries
  27                      Financial Data Schedule