Form 10QSB
period 2000-01-01
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2000-02-15
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 1, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUAN TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   AQUA CLARA BOTTLING AND DISTRIBUTION, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          COLORADO                                               84-1352529
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification No.)

             1315 Cleveland Street, Clearwater, Florida 33755-5102
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (727) 446-2999

                 Company's internet address: www.aquaclara.com

Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of January 3, 2000, the registrant had 42,495,405 shares of common stock outstanding at no par value.

                                     Part I
                              Financial Information
                                    (Item 1)
             Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)

ASSETS
                                                                              January 1, 2000    April 3, 1999
                                                                              ---------------    -------------
               Current Assets
               Cash and cash equivalents                                        $    20,217       $     9,960
               Accounts receivable less allowance for doubtful accounts               1,938            48,085
               Inventories                                                          101,118            62,729
               Prepaid expenses                                                     418,467
               Deposits and other current assets                                      4,806            26,586
                                                                                -----------       -----------
                         Total Current Assets                                       546,546           147,360

               Property, plant and equipment net of accumulated                   1,857,814         1,898,287
               depreciation

               Other assets                                                                             1,506
                                                                                -----------       -----------
                         Total Assets                                           $ 2,404,360       $ 2,047,153
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
               Current Liabilities
               Accounts Payable                                                 $    89,776       $   426,483
               Accrued Expenses                                                      22,760           248,348
               Notes Payable and accrued interest                                   122,410           370,066
               Deferred Revenue                                                       3,000
               Current portion of long term debt                                      5,372            18,149
               Current obligation under capital lease                                 3,702             3,526
               Other current liabilities                                                               26,692
                                                                                -----------       -----------
                         Total Current Liabilities                                  247,020         1,093,264

               Series B Debenture                                                   375,000
               Long Term debt less current maturities                               141,511           261,976
               Obligation under capital lease less current portion                    9,266            12,065
                                                                                -----------       -----------
                         Total Long Term Liabilities                                525,777           274,041

                         Total Liabilities                                          772,797         1,367,305

STOCKHOLDERS' EQUITY
               Preferred Stock, no par value, 5,000,000 shares authorized,          469,233         1,250,284
               629 shares issued and outstanding
               Common Stock, no par value, 50,000,000 shares authorized;          7,061,684         3,670,870
               42,495,405 shares issued and outstanding
               Additional Paid In Capital                                         1,417,391         1,417,391
               Accumulated Deficit                                               (7,316,745)       (5,658,697)
                                                                                -----------       -----------
                    Total Stockholders' Equity                                    1,631,563           679,848

                                                                                -----------       -----------
                    Total Liabilities and Stockholders' Equity                  $ 2,404,360       $ 2,047,153
                                                                                ===========       ===========

                              Financial Information
                                    (Item 3)
                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                          THREE  MONTHS ENDED                NINE MONTHS ENDED
                                                     Jan 1,2000        Jan 2, 1999      Jan 1,2000        Jan 2, 1999
                                                     ----------        -----------      ----------        -----------

Sales                                               $    29,755       $    21,669       $   207,663       $   116,491

Cost of Sales                                            87,457             8,158           187,660           111,814

                                                    -----------       -----------       -----------       -----------
Gross profit / (loss)                                   (57,702)           13,511            20,003             4,677

General and administrative, and sales expenses          489,543           809,883         1,398,523         1,331,178

                                                    -----------       -----------       -----------       -----------
Operating (loss)                                       (547,245)         (796,372)       (1,378,520)       (1,326,501)

Other income and (expenses)
          Interest expense                             (151,335)          (11,663)         (159,400)          (20,956)
          Interest and other income                       1,070                               1,070            (6,889)
          Gain (loss) on sales of assets                                                    (10,415)
          Other expenses                               (110,525)                           (110,782)
                                                    -----------       -----------       -----------       -----------
                    Net other income (expense)         (260,790)          (11,663)         (279,527)          (27,845)

Net loss                                               (808,035)         (808,035)       (1,658,047)       (1,354,346)


Dividends on preferred stock                            142,565                             253,238


Net loss applicable to common stock                    (950,600)         (808,035)       (1,911,285)       (1,354,346)

Basic loss per share                                       (.02)             (.10)             (.07)             (.19)

Weighted average common shares outstanding           39,461,824         8,279,493        29,100,937         6,980,024

                                     Part 1
                              Financial Information
                                    (Item 4)
                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                                                               ADDITIONAL
                                            PREFERRED STOCK              COMMON STOCK            PAID IN      ACCUMULATED
                                          SHARES       AMOUNT        SHARES         AMOUNT       CAPITAL        DEFICIT
                                          ------      ---------     ----------     ---------   ----------     -----------
Balances - April 3, 1999                   1,676      1,250,284     16,160,523     3,670,870     1,417,391    (5,658,697)

Conversion of preferred stock             (1,047)      (781,051)    11,855,760       781,052
Conversion of debentures                                             7,931,397       775,000
Common stock issuance for services                                   6,547,725     1,834,762


Net loss for period                                                                                           (1,658,047)

Balances - January 1, 2000                   629        469,233     42,495,405     7,061,684     1,417,391    (7,316,744)

                                     Part I
                              Financial Information
                                    (Item 5)
             Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                       FOR THE NINE MONTHS ENDED FOR THE NINE MONTHS ENDED
                                                            JANUARY 1, 2000          JANUARY 2, 1999
                                                       ------------------------- -------------------------
OPERATING ACTIVITIES
       Net income / (loss)                                    (1,658,047)              $(1,354,346)
       Provided by Operations:
            Depreciation                                          83,510                    18,794
            (Gain) Loss on disposal of assets                     10,415
       Change in Assets and Liabilities
            (Increase) Decrease in accounts receivable            46,147                   (32,802)
            (Increase) Decrease in inventories                   (38,389)                  (22,002)
            (Increase) Decrease in prepaid expenses             (418,467)                  397,948
            (Increase) Decrease other assets                      23,286
            Increase (Decrease) in accounts payable             (336,707)                  262,068
            Increase (Decrease) in accrued expenses             (225,588)                  261,120
            Increase (Decrease) in other liabilities             (39,293)                   56,447
            Increase (Decrease) shareholder accrual             (247,656)
                                                             -----------               -----------
       Total Adjustments                                      (1,142,742)                  941,573

       Net cash provided (used) by operations                 (2,800,789)                 (412,773)

INVESTING ACTIVITIES

       Acquisition of equipment                                  (40,472)                 (580,176)
       Proceeds from sales of equipment
       Increase (Decrease) in other assets                                                  (1,506)

                                                             -----------               -----------
       Net cash provided (Used) in investing activities          (40,472)                 (581,682)


FINANCING ACTIVITIES
       Proceeds from Stock Issues                              1,834,762                   250,000
       Proceeds from Debt                                      1,225,000                    11,616
       Payments on Debt                                         (208,244)                   10,949

                                                             -----------               -----------
       Net cash provided (Used) in financing activities        2,851,518                   272,565


Net Increase (Decrease) in Cash and Cash Equivalents              10,257                  (721,890)

Cash and Cash Equivalents at Beginning of Year                     9,960                   723,618

Cash and Cash Equivalents at End of Year                     $    20,217               $     1,728
                                                             ===========               ===========

During the year ended April 3, 1999, the Company converted 824 shares of preferred stock into 9,388,901 shares of common stock.

During the year ended April 4, 1999, the Company incurred a capital lease obligation of $18,900 when it acquired new equipment.

During the year ended April 1, 2000, the Company converted 1,047 shares of preferred stock into 11,855,760 shares of common stock.

During the year ended April 1, 2000, the Company converted 775 shares of the convertible debenture into 7,931,397 shares of common stock.

             Aqua Clara Bottling & Distribution, Inc. And Subsidiary

            Notes To The Unaudited Consolidated Financial Statements

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain principles for complete financial statement are not applied within these statements. They have been prepared on a consistent basis including normal recurring adjustments and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report for the fiscal year ended April 3, 1999.

The results of operations for the nine month period ended January 1, 2000 are not necessarily indicative of those to be expected for the entire year.

Organization, Background, Sale of Assets, and Going Concern

On August 17, 1995, Pocotopaug Investment, Inc. (hereinafter referred to as "Pocotopaug") was incorporated under the laws of Florida for the purpose of raising capital to fund the development of products for subsequent entry into the bottled water market.

On July 29, 1996, Aqua Clara Bottling & Distribution, Inc. (hereinafter referred to as "Aqua Clara" or the "Company") was incorporated under the laws of Colorado for the purpose of raising capital to fund the development of products for subsequent entry into the bottled water industry.

In December 1996, the stockholders of Pocotopaug gained control of Aqua Clara and Aqua Clara acquired Pocotopaug in a business combination accounted for as a reorganization of Pocotopaug. Pocotopaug became a wholly owned subsidiary of Aqua Clara through the exchange of 1,690,122 shares of Aqua Clara's common stock for all 1,000,000 shares of the outstanding stock of Pocotopaug. The accompanying consolidated financial statements are based on the assumption that the Companies were combined for all periods presented.

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

In March 1999 the Company entered into an agreement with a major distributor in the northeast United States for distribution of the 20oz. bottles of oxygenated water. The terms and conditions of the Company's agreement with this distributor have been revised to reflect new marketing approaches of both companies. Effective January 1, 2000 the distributor will no longer have exclusive sales rights to the following states: PA, MD, DE, VA, NJ, NY, CT, VT, MA, RI, ME, NH, and the District of Columbia, however the distributor will continue to purchase from the Company and distribute the Aqua Clara brand throughout the U. S. as they deem appropriate.

Subsequent to April 3, 1999 the Company raised $1,150,000 through the issuance of a Secured 8% Series B Convertible Debenture. The proceeds from the debenture were used to retire the building's mortgage and the 90-day note to stockholders. The remainder of the proceeds were used to fund operations.

Significant Accounting Policies

The consolidated financial statements include the accounts of Aqua Clara Bottling & Distribution, Inc. and its wholly owned subsidiary, Pocotopaug Investments, Inc. All significant intercompany accounts and transactions have been eliminated.

The financial statements for previous years reflect the Company in a developmental stage. The financial statements for the current period no longer present the Company in this developmental stage.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

During the quarter ended January 1, 2000, the Company implemented a change in the closing dates of its accounting periods whereby its fiscal quarter terms will vary in length in two four week terms followed by one five week term, commonly known as "4-4-5." The Company adopted this policy to facilitate a higher degree of consistency with its operational processes. The projected year-end of April 1, 2000 remains unchanged. The results of this impact are discussed later.

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

Fair value estimates discussed in these notes are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain financial instruments on the balance sheet approximate their fair values. These financial instruments include cash, investment securities, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.

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

Prepaid expenses consist primarily of stock issued in lieu of cash compensation for the performance of professional services including marketing and advertising of the Company, public relations, and as compensation to members of the board of directors.

Due to stockholders consists of notes payable and due upon demand. Interest on these notes accrues at rates between 5% to 8%.

Long-term debt at January 1, 2000 consists of:

                  Note payable: Secured 8% Series B Convertible Debenture was raised in June 1999. The note will be converted into common stock.


                  Series B Convertible Debentures                                       $      375,000

                  Note payable: interest at 10%, secured by building                           135,797

                  Installment note payable; interest at 10.5%; payments $461 per
                  month including interest; collateralized by a vehicle                         11,086
                                                                                        --------------

                  Long-term debt                                                        $      521,883

                  Less current installments                                                      5,372
                                                                                        --------------

                  Long-term debt, less current installments                             $      516,511
                                                                                        ==============

The components of deferred tax assets consist of the following at April 3, 1999:

                  Deferred tax assets:
                  Start up costs                       $    530,000
                  Net operating loss carryforwards          785,000
                  Gross deferred tax assets               1,315,000
                  Valuation allowance                     1,315,000
                                                          ---------
                  Total deferred tax assets            $      -

Commitments and Contingencies

Both of the Company's preferred stock and debentures offer conversion options at the election of the shareholder or debenture holder. At January 1, 2000, the Company had received conversion requests from both its Preferred A shareholders and Series B Debenture holders in excess of the available shares required to execute these conversions. The Company is therefore unable to fulfill the requests because it has exhausted all authorized common shares. Likewise, the Company has received notices of the exercise of options that the Company is unable to fulfill for the same reasons.

A special meeting of the shareholders of record on January 18, 2000 has been called for on March 7, 2000 to consider proposals to raise the Company's authorized capitalization from 50,000,000 to 100,000,000 common shares, and to amend the articles of incorporation to modify the indemnification of directors, officers, and others. The Board of Directors has recommended approval of both proposals.

             Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                     Part II
                      Management's Discussion and Analysis
                                       Of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company's sales commenced in April 1997, with the introduction of its 5-gallon bottled water service. In the year ended April 4, 1998, the Company had $135,710 in sales from this business. Revenues were comprised of cooler rentals and water sales, which terminated in March, 1998. With the proceeds from its offering of Series A Preferred Stock, the Company entered the PET bottled water market. The sales for the fiscal year ending April 3, 1999, are $184,952. The lower than expected sales amount is the result of the Company's inability to find major retailers and distributors to purchase large quantities of product.

The Company's sales comparisons to previous years will not be an indicator of any future growth patterns because the Company was still in the development stage of launching its new product.

As discussed earlier, the Company instituted a change in its monthly accounting periods with no corresponding change in the projected year end date. However, as a result of this change there were certain impacts on the quarterly financial statements presented in this report which do not lend themselves to comparisons with previous periods. A revision of estimated costs of both general and administrative expenses and operational costs were adopted and may disproportionately burden the current quarter because of the cumulative effect of this change. Prospectively, the Company does not expect to incur similar adjustments.

The gross loss for the quarterly period ended January 1, 2000 was $57,702 with general and administrative, and selling expenses period totaling $489,543. The gross profit for the nine month period ended January 1, 2000 was $20,003, with corresponding general and administrative, and selling expenses of $1,398,523.

Non-recurring expenses and credits for reductions in expenses for the fiscal year ended April 1, 2000 include $200,000 for generation of funding for the Series B Debenture; the mortgage payoff of $264,097; settlements of certain claims against the Company of $118,102; registration and interest penalties associated with the Series B Debenture in the amount of $104,463; and the write off of certain notes payable recorded by the Company of $108,818 for which the Company has determined it is not liable. The Company wrote off an asset of $9,195 associated with the sale of its five-gallon water business.

The Company intends to increase spending over the next six months in advertising, marketing and distribution prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

LIQUIDITY AND CAPITAL RESOURCES

In the current fiscal year, the Company raised $1,150,000 through the issuance of a Class B Preferred Debenture. The proceeds of this raise were used to retire the first mortgage on the plant and real estate and the demand note described in the above paragraph. The remainder of the funds raise will be used to finance continued operation of the Company.

The Company established two revolving lines of credit, each in the amount of $150,000, one from a shareholder and the other from an officer of the Company. The Company also received a $75,000 demand note from the same corporate officer.

The Company has no plans or arrangements in place with respect to additional capital sources at this time. The Company has no significant lines of credit available to it at this time. There are no assurances that additional capital will be available to the Company when or if required.

Although the Company expects to have continued losses in the 4th quarter of fiscal year 2000, management believes that the losses will continue to decrease and a break-even point could be reached in the near term. Inflation has not had a significant impact on the Company's results of operations.

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

During the year ending April 3, 1999, the Company began producing 20-oz. bottles of oxygenated water packaged in a PET container. The Company's oxygen enriched water contains approximately 24 parts per million of oxygen. Normal tap water contains approximately 3 parts per million of dissolved oxygen. As such, the company's oxygen enriched bottled water contains approximately 800% more oxygen.

INDUSTRY OVERVIEW

Oxygen is currently in the public view as an additive to a range of consumer products. There are currently oxygen bars in Toronto, New York City and the Los Angeles area. Oxygen in beverages has received recent widespread media coverage through television, radio and print media.

PRODUCTS

Oxygen Enriched Bottled Water. The Company's primary focus will be the production/distribution of oxygen enriched bottled water in small package, PET, containers ranging in size from .5 liter to 1.5 liters. The points of purchase will include super markets, convenience stores, mass merchants, health food stores and spas and hotel resorts.

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

STRATEGY

The company's objective is to build product markets in Florida and then expand nationally. To that end, the Company has appointed Crossmark one of the nations largest consumer packaged goods sales and marketing companies to represent their product throughout the state of Florida.

Crossmark currently impacts three billion retail transactions and generates $12 billion dollars in annual sales. They currently have over 6,300 sales, merchandising and marketing professionals throughout the United States focused on building the brands they represent. Crossmark will be marketing and distributing Aqua Clara Oxygen Enriched Purified premium bottled water to some of the largest retail food stores, wholesale suppliers, and drugstore chains throughout Florida including Publix, Winn Dixie, Albertson's, Kash N' Karry, Associated Grocers, Fleming, Eckerd's and Walgreens. A sample of some of the brand names Crossmark currently represents include Nabisco Foods, Pillsbury Company, Reynolds Metals, Inc., L'Oreal, Royal Oak Charcoal, and now Aqua Clara.

Crossmark offers Aqua Clara the opportunity to build strong brand recognition through Crossmark's superior market presentation and support. Through their category management plans, local event marketing plans and effective merchandising plans, Aqua Clara expects to achieve stronger retail distribution that will lead to building their brand and category.

On December 13, 1999 the Company announced the launch of Aqua Clara/FLA USA branded bottled water in a first-of-its-kind marketing partnership. The Company, VISIT FLORIDA and Florida Media Inc. have teamed up to jointly and exclusively market a new bottled water brand. Aqua Clara - FLAUSA. This brand will be primarily sold in Florida and will add the hospitality market as a new sales target for the Company. VISIT FLORIDA, the state of Florida's official tourism marketing organization, has endorsed the product with its FLA USA logo which is displayed on the front of every Aqua Clara/FLA USA water bottle. The Company has already begun its distribution into the Florida market with the annual Florida Strawberry Festival as the event's official water provider. The Festival, is a Florida is one of the largest festivals in the South and will be held March 2 - 12,2000.

PRODUCTION

The Company currently operates out of a facility with approximately 14,000 sq. ft. under roof with an exposed four-bay loading dock sitting on 2.1 acres in Clearwater, Florida. Approximately 2,400 sq. ft. is utilized for office facilities, with the balance predominantly used for bottling and warehouse operations. The remodeling of the building was completed in fiscal year 1999 for approximately $600,000.

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

Under FDA guidelines, bottled water must contain fewer than 500 parts per million (ppm) of total dissolved solids. Varying amounts and types of dissolved solids provide different tastes to water. The Company uses FDA and International Bottled Water Association approved water sources.

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

SEASONALITY

The market for bottled water is seasonal, with approximately 70% of sales taking place in the seven months of April through October. As a result of seasonality, the Company's staffing and working capital requirements will vary during the year.

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

REGULATION

The Company's operations are subject to numerous federal, state and local laws and regulations relating to its bottling operations, including the identity, quality, packaging and labeling of its bottled water. The Company's bottled water must satisfy FDA standards, which may be periodically revised, for chemical and biological purity. The Company's bottling operations must meet FDA "good manufacturing practices" and the labels affixed to the Company's products are subject to FDA restrictions on health and nutritional claims. In addition, bottled water must originate from an "approved source" in accordance with federal and state standards.

State health and environmental agencies, such as the Florida Department of Agriculture and Consumer Services also regulate water quality and the manufacturing practices of producers.

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 1
                                Legal Proceedings


LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings except as set forth below.

Civil litigation in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, was filed by John S. McAvoy, Plaintiff vs. Aqua Clara Bottling & Distribution, Inc., Olde Monmouth Stock Transfers, a New Jersey Corporation, John. C. Plunkett, Rand L. Gray and Robert Guthrie, Defendant, Case No. 99-004394-CI-011. The complaint is multi-part claiming Declaratory Relief; Injunctive Relief; Breach of Fiduciary and Statutory Duties; Breach of Contract Unpaid Promissory Notes; Breach of Contract Unpaid Accrued Salary. The Plaintiff seeks removal of the restrictive legends on stock held and $67,973.79 in payment of Notes and Accrued Salary. The matter is pending mediation.


The Company's former director and officer, Rand Gray, has asserted a claim that the Company committed to certain stock payments as compensation. The Company has denied the claim.

Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 2
                              Changes In Securities

Secured 8% Series B Convertible Debenture

The Company issued 43 Secured 8% Series B Convertible Debenture shares. The B Convertible Debenture is convertible at the option of the holder at any time prior to payment in full of the principal balance of the Debenture, to convert the Debenture in whole only, into fully paid and non-assessable shares of Common Stock, no par value, of the Company (the Common Stock) at a conversion price equal to 65% of the three day average closing bid price prior to the date of conversion. At the Company's option, the amount of accrued and unpaid interest due as of the Conversion Date shall not be subject to conversion but instead may be paid in cash as of the Conversion Date. If the Corporation elects to convert the amount of accrued and unpaid interest at the Conversion Date into Common Stock, the Common Stock issued to the Holder shall be valued at the Conversion Price. The number of shares of Common Stock due upon conversion shall be (i) the face amount of the Debenture divided by (ii) the applicable Conversion Price.

Preferred A stock

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 3
                         Defaults Upon Senior Securities
                                     (NONE)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 4
               Submission of Matter to a Vote of Security Holders
                                     (NONE)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 5
                                Other Information
                                   Management

The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of January 13, 2000:

NAME                         POSITION                                    DIRECTOR SINCE       AGE
----                         --------                                    --------------       ---
Carl Evans                   Director                                    2000                 47
Robert F. Guthrie            Secretary, Director                         1997                 65
Renato P. Mariani            Director                                    1999                 48
Emanuel J. Mersis            Chairman and Chief Executive Officer        1999                 55
John C. Plunkett             President and Chief Operations Officer      1997                 51
Michael Potapow              Director                                    2000                 56
John Thomas                  Director                                    1999                 44

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has compensated its directors, for service on the Board of Directors through the end of fiscal year 2000 by the awarding of 50,000 shares of registered common stock to each director. Any non-employee director of the Company is reimbursed for reasonable expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Colorado law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

The business experience of each of the persons listed above during the past five years is as follows:

Mr. Evans is Executive Vice President of Evatone, an audio CD-ROM replicating, packaging and fulfillment company.

Mr. Guthrie has served as Director of the Company since May, 1997 and became the Secretary in December 1998. Mr. Guthrie is an attorney licensed to practice in Florida with affairs in Seminole, Florida.

Mr. Mariani has served as Director of the Company since May, 1999. Mr. Mariani is the President of Eagle Diversified, Inc., a wholesale food, candy and tobacco company.

Mr. Mersis is the Chairman, and Chief Executive Officer of the Company. Mr. Mersis has over 27 years experience as a top performing CEO and senior executive with strong domestic and international expertise in consumer packaged goods. He served Westvaco Corporation, a $3 billion dollar Fortune 500 paper, consumer packaging and chemical company since 1998. Mr. Mersis was the President and CEO of Signature Brands LLC (a joint venture of McCormick and Co., Inc. and Pioneer Products, Inc.) from 1987 to 1998.

Mr. Plunkett is the President and Chief Operations Officer of the Company. Mr. Plunkett has over 20 years experience in the engineering consulting industry and 10 years experience in real estate management. Mr. Plunkett has been associated with the Company as an officer and director since its inception and became President in 1998. Mr. Plunkett is a graduate of the U.S. Naval Academy with a degree in Naval Engineering.

Mr. Potapow is President and CEO of TMP Management Corporation which owns and operates a chain of McDonald's restaurants.

Mr. John Thomas has served as Director of the Company since June, 1999. Mr. Thomas is the President of FloTech, Inc., a fluid controls specialty chemicals and water purification company.

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

Beginning with the fiscal year ending April 1, 2000, the Company began compensating its directors.

CERTAIN TRANSACTIONS

On February 11, 1999, the Company received a loan from a group of the Company's shareholders who are neither officers nor directors. Under the loan terms $250,000 was made available over ninety days. The interest which accrued at a rate of 10% is payable in cash or stock. On June 25, 1999, the Company paid off the loan described above, retiring the note.

Subsequent to the closing date of the financial statements, the Company established a $150,000 revolving line of credit and a $75,000 demand note with one of its officers. Both are secured by assets of the Company and accrue 8% interest.

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

Date:  February 15, 2000                AQUA CLARA BOTTLING & DISTRIBUTION, INC.




                                By:    /s/ EMANUEL J. MERSIS
                                       ---------------------------------
                                       Emanuel J. Mersis
                                       Chairman, Chief Executive Officer

                                 EXHIBIT INDEX

         EXHIBIT
           NO.     DESCRIPTION
         -------   -----------
          21.1     Subsidiaries
          27       Financial Data Schedules