Form 10QSB/A
period 2000-01-01
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2000-05-10
CIK 1020477

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
                                   (unaudited)

ASSETS
                                                                              January 1, 2000    April 3, 1999
                                                                              ---------------    -------------
               Current Assets
               Cash and cash equivalents                                        $    20,217       $     9,960
               Accounts receivable less allowance for doubtful accounts               1,938            48,085
               Inventories                                                          101,118            62,729
               Prepaid expenses                                                     418,467
               Deposits and other current assets                                      4,806            26,586
                                                                                -----------       -----------
                         Total Current Assets                                       546,546           147,360

               Property, plant and equipment net of accumulated                   1,857,814         1,898,287
               depreciation

               Other assets                                                                             1,506
                                                                                -----------       -----------
                         Total Assets                                           $ 2,404,360       $ 2,047,153
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
               Current Liabilities
               Accounts Payable                                                 $    89,776       $   426,483
               Accrued Expenses                                                      22,760           248,348
               Notes Payable and accrued interest                                   122,410           370,066
               Deferred Revenue                                                       3,000
               Current portion of long term debt                                      5,372            18,149
               Current obligation under capital lease                                 3,702             3,526
               Other current liabilities                                                               26,692
                                                                                -----------       -----------
                         Total Current Liabilities                                  247,020         1,093,264

               Series B Debenture                                                   375,000
               Long Term debt less current maturities                               141,511           261,976
               Obligation under capital lease less current portion                    9,266            12,065
                                                                                -----------       -----------
                         Total Long Term Liabilities                                525,777           274,041

                         Total Liabilities                                          772,797         1,367,305

STOCKHOLDERS' EQUITY
               Preferred Stock, no par value, 5,000,000 shares authorized,          469,233         1,250,284
               629 shares issued and outstanding
               Common Stock, no par value, 50,000,000 shares authorized;          7,061,684         3,670,870
               42,495,405 shares issued and outstanding
               Additional Paid In Capital                                         1,833,391         1,417,391
               Accumulated Deficit                                               (7,732,745)       (5,658,697)
                                                                                -----------       -----------
                    Total Stockholders' Equity                                    1,631,563           679,848

                                                                                -----------       -----------
                    Total Liabilities and Stockholders' Equity                  $ 2,404,360       $ 2,047,153
                                                                                ===========       ===========

                              Financial Information
                                    (Item 3)
                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                          THREE  MONTHS ENDED                NINE MONTHS ENDED
                                                     Jan 1,2000        Jan 2, 1999      Jan 1,2000        Jan 2, 1999
                                                     ----------        -----------      ----------        -----------

Sales                                               $    29,755       $    21,669       $   207,663       $   116,491

Cost of Sales                                            87,457             8,158           187,660           111,814

                                                    -----------       -----------       -----------       -----------
Gross profit / (loss)                                   (57,702)           13,511            20,003             4,677

General and administrative, and sales expenses          567,543           809,883         1,814,523         1,331,178

                                                    -----------       -----------       -----------       -----------
Operating (loss)                                       (625,245)         (796,372)       (1,794,520)       (1,326,501)

Other income and (expenses)
          Interest expense                             (151,335)          (11,663)         (159,400)          (20,956)
          Interest and other income                       1,070                               1,070            (6,889)
          Gain (loss) on sales of assets                                                    (10,415)
          Other expenses                               (110,525)                           (110,782)
                                                    -----------       -----------       -----------       -----------
                    Net other income (expense)         (260,790)          (11,663)         (279,527)          (27,845)

Net loss                                               (886,035)         (808,035)       (2,074,047)       (1,354,346)


Dividends on preferred stock                            142,565                             253,238


Net loss applicable to common stock                  (1,028,600)         (808,035)       (2,327,285)       (1,354,346)

Basic loss per share                                       (.03)             (.10)             (.08)             (.19)

Weighted average common shares outstanding           39,461,824         8,279,493        29,100,937         6,980,024

                                     Part 1
                              Financial Information
                                    (Item 4)
                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                                                                               ADDITIONAL
                                            PREFERRED STOCK              COMMON STOCK            PAID IN      ACCUMULATED
                                          SHARES       AMOUNT        SHARES         AMOUNT       CAPITAL        DEFICIT
                                          ------      ---------     ----------     ---------   ----------     -----------
Balances - April 3, 1999                   1,676      1,250,284     16,160,523     3,670,870     1,417,391    (5,658,697)

Conversion of preferred stock             (1,047)      (781,051)    11,855,760       781,052
Conversion of debentures                                             7,931,397       775,000
Common stock issuance for services                                   6,547,725     1,834,762
Stock options issued                                                                               416,000

Net loss for period                                                                                           (2,074,047)

Balances - January 1, 2000                   629        469,233     42,495,405     7,061,684     1,833,391    (7,732,744)

                                     Part I
                              Financial Information
                                    (Item 5)
             Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                       FOR THE NINE MONTHS ENDED FOR THE NINE MONTHS ENDED
                                                            JANUARY 1, 2000          JANUARY 2, 1999
                                                       ------------------------- -------------------------
OPERATING ACTIVITIES
       Net income / (loss)                                    (2,074,047)              $(1,354,346)
       Provided by Operations:
            Depreciation                                          83,510                    18,794
            Stock based compensation                             416,000
            (Gain) Loss on disposal of assets                     10,415
       Change in Assets and Liabilities
            (Increase) Decrease in accounts receivable            46,147                   (32,802)
            (Increase) Decrease in inventories                   (38,389)                  (22,002)
            (Increase) Decrease in prepaid expenses             (418,467)                  397,948
            (Increase) Decrease other assets                      23,286
            Increase (Decrease) in accounts payable             (336,707)                  262,068
            Increase (Decrease) in accrued expenses             (225,588)                  261,120
            Increase (Decrease) in other liabilities             (39,293)                   56,447
            Increase (Decrease) shareholder accrual             (247,656)
                                                             -----------               -----------
       Total Adjustments                                        (726,742)                  941,573

       Net cash provided (used) by operations                 (2,800,789)                 (412,773)

INVESTING ACTIVITIES

       Acquisition of equipment                                  (40,472)                 (580,176)
       Proceeds from sales of equipment
       Increase (Decrease) in other assets                                                  (1,506)

                                                             -----------               -----------
       Net cash provided (Used) in investing activities          (40,472)                 (581,682)


FINANCING ACTIVITIES
       Proceeds from Stock Issues                              1,834,762                   250,000
       Proceeds from Debt                                      1,225,000                    11,616
       Payments on Debt                                         (208,244)                   10,949

                                                             -----------               -----------
       Net cash provided (Used) in financing activities        2,851,518                   272,565


Net Increase (Decrease) in Cash and Cash Equivalents              10,257                  (721,890)

Cash and Cash Equivalents at Beginning of Year                     9,960                   723,618

Cash and Cash Equivalents at End of Year                     $    20,217               $     1,728
                                                             ===========               ===========

During the year ended April 3, 1999, the Company converted 824 shares of preferred stock into 9,388,901 shares of common stock.

During the year ended April 4, 1999, the Company incurred a capital lease obligation of $18,900 when it acquired new equipment.


For the nine months ended January 1, 2000, the Company converted 1,047 shares of preferred stock into 11,855,760 shares of common stock.

For the nine months ended January 1, 2000, the Company converted 775 shares of the convertible debenture into 7,931,397 shares of common stock.

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


The Company applies APB Opinion 25 in accounting for its stock options. Because the exercise price of these options is below the fair value of the underlying stock, there is an additional compensation cost to the Company included in these financial statements.

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


In 1999 the Company entered into employment agreements with certain officers of the Company. Under the provisions of these agreements, the officers will receive stock options in addition to salary. The exercise price of each option is $0.01 and vest at a rate of 20% per year over a five year term starting on August 31, 1999 - the execution date of the agreement. The number of shares available at the exercise price increments based upon targeted ownership percentages in relation to the number of the Company's outstanding shares. The combined target ownership for the officers is 30%. The price of the option adjusts inversely and proportionally to any changes in the outstanding shares resulting in a constant and unchanging total purchase price for all options purchased by the officers.

An amount has been accrued which represents noncash expenses for the first year vesting ($312,000) plus the pro rata portion of the second year's liability ($104,000). Based upon the exercise price and other factors used to determine the fair value of the stock options as provided for under SFAS 123, the Company has determined that the intrinsic value of the stock options under APB Opinion 25 closely approximates the fair value under SFAS 123. Accordingly, the pro forma effects of the application of SFAS 123 are not presented.

Additionally, the Company will be liable to compensate these officers for any tax liability resulting from the exercise of any options. An accrual for this provision is not included in the accompanying financial statements.


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