Form 10KSB40
period 2000-04-01
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2000-07-14
CIK 1020477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the fiscal year ended April 1, 2000


                   AQUA CLARA BOTTLING AND DISTRIBUTION, INC.


FLORIDA                                                          EIN 84-1352529

1315 Cleveland Street                                                33755-5102
Clearwater, Florida

(727) 446-2999
www.aquaclara.com

Securities registered under Section 12(b) of the Exchange Act:

Common Stock par value                                    National Association
$0.00 per share                                           of Securities Dealers

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. [X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $293,980

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices to such stock as of a specified date within 60 days. $17,777,029 (Based on price of $0.33 on April 1, 2000 and 52,314,784 shares held by non-affiliates)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of April 1, 2000; 58,960,851 Common Stock and 200 Preferred Stock.

Documents incorporated by reference:    None

             AQUA CLARA BOTTLING & DISTRIBUTION, INC. & SUBSIDIARY

                               TABLE OF CONTENTS




                                     PART I



Item 1.            Description of Business
Item 2.            Description of Property
Item 3.            Legal Proceedings
Item 4.            Submission of Matters to a Vote of Security Holders



                                    PART II

Item 5.            Market for Common Equity and Related Stockholder Matters
                                  Dividend Policy
                                  Recent Sales of Unregistered Securities
Item 6.            Management's Discussion and Analysis or Plan of Operation
Item 7.            Financial Statements
Item 8.            Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure



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

In December, 1997, the Company issued 2,500 shares of convertible cumulative preferred stock through a private placement memorandum. The Company raised $2,500,000 and incurred offering costs of $387,512. The Company issued 75,000 shares of common stock as compensation to a promoter of this offering. These shares were valued at the fair market value of the Company common stock on the date of issuance and amounted to $247,500.

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

During the year ending April 3, 1999, the Company began producing 20-oz. bottles of oxygenated water packaged in PET containers. The Company's oxygen enriched bottled water is made by combining super purified water and oxygen. Through water purification processing the source water is reduced to 1-2 parts per million of total dissolved solids and then oxygen is introduced through a unique proprietary process. As a point of reference, the Food and Drug Administration's (FDA) definition of distilled water is no more than 5 parts per million of total dissolved solids. The Company's oxygen enriched water contains approximately 40 parts per million of dissolved oxygen. Normal tap water contains approximately 3 parts per million of dissolved oxygen. As such, the company's oxygen enriched bottled water contains approximately 1200% more oxygen.

During the year ending April 1, 2000, the Company expanded its product line to include 6-packs of 20-oz. bottles, and 1-Liter and 1.5-Liter bottles. The Company also entered into marketing alliances with Visit Florida, the Florida state tourism promotion organization, and Florida Media, Florida's premier magazine publisher, to promote the licensed "FLA USA" label as a second brand. This relationship gave the Company access to several non-traditional distribution opportunities.

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

The Company's market research, undertaken by a non-affiliated research firm, has indicated that no specific medical claims have to be made to consumers with regard to its product. According to this market research, the public will readily accept the necessity and benefits of both highly purified water and oxygen. Oxygen is literally the breath of life; oxygen is a natural energizer and body purifier. Oxygen is odorless and tasteless, as well as non-carbonated. As such, the Company's water tastes like a fine premium bottled water - light and crisp. Oxygen does not produce the unhealthy "jolt" associated with caffeine products. Rather, it is believed to create a feeling of physical well being and mental clarity. There can be no assurance, however, that the Company's products will achieve consumer acceptance. Consumer preferences are inherently subjective and subject to change.

Oxygen is currently in the public view as an "additive" to a range of consumer products. There are currently oxygen bars in Toronto, New York City and the Los Angeles area. Oxygen in beverages has received recent widespread media coverage through television, radio and print media.

Initially, the Company is not flavoring its water. After the successful introduction of Company's oxygen enriched bottled water product, the introduction of a new products with natural flavoring will be considered. Likewise, the Company will consider the infusion of beneficial herbs. The Company will also consider the production of super oxygen enriched sports drinks, providing even higher levels of oxygen, to be marketed at a higher price. The Company utilizes a distinctive bottle and label for its water products.


Strategy

The company's objective is to build product markets in Florida, concentrating on the Tampa area, and then expand nationally. Aspects of the Company's strategy include the following.

The Company intends to enter into additional distribution agreements with 2-4 non-affiliated partners. The Company intends to use these distributors, as well as its own production/distribution facility, as operational models. The Company then intends to expand into multiple markets.

The Company's oxygen enriched small package bottled water product will primarily be sold through retail outlets, including convenience stores, gas station markets, grocery stores, health food stores, and health spas. However, secondary distribution will be effected through vending and private labeling.

Although the Company will distribute its own product in certain areas, primarily the Company will sell to qualified third party distributors. These third party distributors will have the right to distribute to retail outlets in defined geographic areas. A large number of potential distributors have contacted the Company regarding potential distribution of its oxygen enriched bottled water. The Company has entered into arrangements for distribution of its products in the Northeast and Southern United States. Additional possible distribution channels are currently under development.


Water Sources

Under FDA guidelines, bottled water must contain fewer than 500 parts per million ("ppm") of total dissolved solids. Varying amounts and types of dissolved solids provide different tastes to water. The Company uses FDA and International Bottled Water Association approved water sources.

Facilities

The Company operating facilities include the plant building with approximately 14,000 sq. ft. under roof with an exposed four-bay loading dock sitting on 2.1 acres in Clearwater, Florida and warehouse space located in Tampa, FL. Approximately 2,400 sq. ft. is utilized for office facilities and the rest is used for bottling and warehouse operations. The remodeling of the building was completed in fiscal year 1999 for approximately $600,000. The bottling line is rated at 160 bottles/min., or, practically, 1,080 24-bottle cases of 20-oz. bottled water each shift, and is currently fully operational and running as expected.

Upon delivery to the Company's facilities, the source water is passed through a number of filtration, ion exchange, and reverse osmosis processes by which it is reduced to a very pure 3 - 5 parts per million of dissolved solids. Water is oxygenated using the purest oxygen commercially available in a proprietary process. The water is then treated with ultraviolet light, which effectively kills bacteria and other micro-organisms before delivery to the bottling area where the various products are filled and capped. The filling room is supplied with pressurized air from high-capacity, high-efficiency particulate filters, resulting in a clean filling and capping environment.

The manufacturing process is designed to be highly automated. Bottles are mechanically de-palletized, cleaned, filled and capped. The filled bottles are automatically coded, labeled, tamper-banded (if applicable), and packed in cases. After palletizing and stretch-wrapping, the product is either loaded directly onto a truck for immediate shipment or is stored in one of the warehouse facilities for future shipment.

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


Competition

The bottled water industry is highly competitive. According to "Beverage Marketing", there are approximately 350 bottled water filling locations in the United States with sales increasingly concentrated among the larger firms. According to "Beverage Marketing", the ten largest bottled water companies accounted for approximately 58.4% of wholesale dollar sales in 1996. Nearly all of the Company's competitors are more experienced, have greater financial and management resources and have more established proprietary trademarks and distribution networks than the Company. On a national basis, the Company competes with bottled water companies such as The Perrier Group of America, Inc. (which includes Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Ice Mountain) and Great Brands of Europe (which includes Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottled water companies located in the United States and Canada. Aqua Clara has chosen to compete by focusing on distinctive products, innovative packaging, and customer service.

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

The Company's current products satisfy Florida and federal requirements and its proposed products will satisfy applicable state and federal requirements. These laws and regulations are subject to change, however, and there can be no assurance that additional or more stringent requirements will not be imposed on the Company's operations in the future. Although the Company believes that its water supply, products and bottling facilities are and will be in substantial compliance with all applicable governmental regulations, failure to comply with such laws and regulations could have a material adverse effect on the Company.

Item 2.  Description of Property

The information required by this Item is contained in Item 1 above, under the heading "Facilities."

Item 3.  Legal Proceedings

The Company is party to legal proceedings as set forth below.

Civil Litigation in Circuit Court of the Sixth Judicial Circuit in and for Pinellas Count; John S. McAvoy, et al, v. Aqua Clara Bottling & Distribution, Inc. et al., Case No. 99-004394-CI-011. The complaint was filed by former CEO John McAvoy, his wife and son seeking the company to delegend shares of stock and for subsequent damages. The matter settled in mediation on February 11, 1999. A final disposition order has not been filed pending completion of the settlement agreement obligations of which the remaining portion is to record a mortgage interest in the property as security for a promissory note which is being completed.

Nolen v. Mersis - Civil Litigation in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County Case No. 00-3400-CI-021. This case was a shareholder's derivative suit naming the Company and several of its directors as Defendants. This suit was settled and a Notice of Voluntary Dismissal was filed with prejudice on Friday July 7, 2000. The dismissal of this suit corresponds to the resignation of former CEO E. J. Mersis and other Directors.

Civil Litigation in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County - Rand L. Gray and Kathleen Gray v. Aqua Clara Bottling & Distribution, Inc. et al., Pinellas County, Case No. 00-2122-C1-021. This case arises out of an alleged breach of an employment contract. An Amended Complaint was filed by the Plaintiffs on June 26, 2000. The Amended Complaint alleges 6 counts: Count I - Foreclosure of Mortgage; Count II - Foreclosure of Security Interest on Personal Property; Count 3 - Damages on promissory Note; Count IV Damages for Breach of employment Agreement; Count V - Damages for Breach of Severance Agreement; and Count VI-Damages for Breach of Indemnity Agreement. Our response to Plaintiffs' Amended Complaint is due July 17, 2000. Settlement negotiations have failed and litigation previously stayed has become active. A counter-claim seeking damages will be filed.

Water to Go2, Inc. vs. Aqua Clara - Case No. 00-002797-CI-020. This case concerned breach of contract which was voluntarily dismissed with prejudice on June 15, 2000. Each case was voluntarily dismissed with prejudice without costs incurred by the corporation except legal fees. The dismissal of this suit corresponds to the resignation of former CEO E. J. Mersis and other Directors.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended April 1, 2000, the Company submitted two issues to a vote of the Shareholders. At a duly noticed meeting held March 7, 2000, the Shareholders approved an increase in the authorized number of common shares for the Company from 50,000,000 to 100,000,000. Also approved was a modification of the indemnification provisions of the Articles of Incorporation to eliminate both duplicative and inconsistent provisions from the Articles.


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

         Quarter Ended                  High                   Low
         -------------                  ----                   ---
         September 30, 1997            4.50                  1.8437
         December 31, 1997             4.0625                2.00
         March 31, 1998                2.5                   3.125
         June 30, 1998                 1.8750                1.8125
         October 3, 1998               1.8750                 .94
         January 2, 1999                .91                   .15
         April 3, 1999                  .48                   .08
         July 3, 1999                   .475                  .22
         October 2, 1999                .43                   .12
         January 1, 2000                .20                   .08
         April 2, 2000                  .47                   .125

As of April 18, 2000, there were approximately 354 record holders of Company common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy

The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations. Common stock was issued in lieu of dividends upon the conversion of Preferred A shares, leaving 200 shares of Preferred Stock outstanding.

Recent Sales of Unregistered Securities

From May to August, 1999, the company issued forty six (46) Class B Convertible Debentures at $25,000 each, for a total of $1,150,000. These debentures bore conversion rights to Company common stock at a discount from the average trading price at the time of the conversion. The underlying common stock is currently in the process of registration with the Securities and Exchange Commission. All but ten of the debentures have been converted as of April 1, 2000. Subsequent to April 1, 2000, another four debentures were converted.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations

Sales for the fiscal years ending April 1, 2000 and April 3, 1999 were $293,980 and $184,952 respectively. The lower than expected sales amount is the result of the Company's inability to find major distributors or retail chains to purchase large quantities of product.

The Gross Profit for the fiscal years ended April 1, 2000 and April 3, 1999, were $64,141 and $42,189 respectively. Selling and general administrative expenses for the fiscal years were $2,917,367 and $1,568,388.

Sales of PET bottled water products did not commence until July, 1998. At that time, the Company had no agreements in place with distributors for its products. While the Company has entered into distribution agreements with distributors in the Northeast and Southern United States, there can be no assurances that these distributors will be successful in promoting the product in their geographic areas or that sufficient other distribution can be accomplished to provide adequate operating revenues from this business.

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

Net Operating Losses

The Company has accumulated approximately $4,600,000 of net operating loss carryforwards as of April 1, 2000, which may be offset against future taxable income. The carryforwards begin to expire in 2011.

The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company has reserved for the deferred tax asset arising from net operating loss carryforwards.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the fiscal year ending April 1, 2000, the Company raised $1,150,000 through the issuance of a Class B Preferred Debenture. The proceeds of this raise were used to retire the First Mortgage on the plant and real estate in an amount of $264,097 and the payment of a demand note. The remainder of the funds raised were used to finance our continued operations.

The Company has no plans or arrangements in place with respect to additional capital sources at this time. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Although the Company expects to have continued losses in the first quarter of fiscal year 2001, management believes that the losses will continue to decrease and a break-even point could be reached in the second quarter of this year. Inflation has not had a significant impact on the Company's results of operations.

Year 2000

As expected, the Company experienced no disruption in the ability to conduct business on its own or on the part of any suppliers or customers due to Year 2000 issues. We consider this issue closed.

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

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Aqua Clara Bottling & Distribution, Inc. and Subsidiary
Clearwater, Florida

We have audited the accompanying consolidated balance sheet of Aqua Clara Bottling & Distribution, Inc. and Subsidiary as of April 1, 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended April 1, 2000 and April 3, 1999. These consolidated financial statements are the responsibility of management of Aqua Clara Bottling & Distribution, Inc. and Subsidiary. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Clara Bottling & Distribution, Inc. and Subsidiary as of April 1, 2000 and the results of its operations and cash flows for the years ended April 1, 2000 and April 3, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and has negative working capital. Realization of a major portion of the assets is dependent on the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Orlando, Florida
June 28, 2000

AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY
Consolidated Balance Sheet
April 1, 2000

                                     Assets
                                     ------

Current assets:
         Cash                                                               $    20,980
         Accounts receivable                                                     10,793
         Inventories                                                            290,145
         Prepaid expenses and other current assets                              398,185
                                                                            -----------

                           Total current assets                                 720,103

Property, plant, and equipment, net                                           1,832,669

Other assets                                                                      1,506
                                                                            -----------

                                                                            $ 2,554,278
                                                                            ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
         Accounts payable                                                   $   132,057
         Accrued expenses                                                       237,073
         Current maturities of long-term debt                                   254,693
         Current obligation under capital leases                                  6,042
         Due to stockholders                                                    334,153
                                                                            -----------

                           Total current liabilities                            964,018

Long-term debt, less current maturities                                         140,607
Obligations under capital leases, less current obligations                       14,559
                                                                            -----------

Total liabilities                                                             1,119,184

Stockholders' equity:
         Preferred stock; no par value; 5,000,000 shares
                  authorized; 200 shares issued and outstanding                 149,203
         Common stock; no par value; 100,000,000 shares
                  authorized; 58,960,851 shares issued and outstanding        8,440,527
         Additional paid-in capital                                           2,454,942
         Accumulated deficit                                                 (9,609,578)
                                                                            -----------

Total stockholders' equity                                                    1,435,094
                                                                            -----------
                                                                            $ 2,554,278
                                                                            ===========


AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the years ended April 1, 2000 and April 3, 1999



                                                           2000             1999
                                                      ------------       ----------

Sales                                                 $    293,980          184,952
Cost of sales                                              229,839          142,133
                                                      ------------       ----------

         Gross profit                                       64,141           42,819

Selling, general and administrative expenses             2,917,367        1,568,388
                                                      ------------       ----------

         Operating loss                                 (2,853,226)      (1,525,569)

Other income (expense):
         Interest expense                                 (624,852)         (40,601)
         Interest and other income                           8,420            5,256
         Loss on sale of assets                             (5,791)          (2,467)
         Other expense                                          --           (3,971)
                                                      ------------       ----------

                  Net other expense                       (622,223)         (41,783)

Net loss before cumulative effect of a change in
         accounting principle                           (3,475,449)      (1,567,352)

Cumulative effect of a change in
         accounting principle                                   --          (23,194)
                                                      ------------       ----------

Net loss                                                (3,475,449)      (1,590,546)

Dividends on preferred stock:
         Paid by issuing common stock and 8%
           cumulative dividends not accrued                276,671          176,317
                                                      ------------       ----------

Net loss applicable to common stock                     (3,752,120)      (1,766,863)
                                                      ============       ==========

Basic loss per share                                  $       0.12             0.20
                                                      ============       ==========
Weighted average common shares
         outstanding                                    30,942,463        8,911,295
                                                      ============       ==========


AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity
For the years ended April 1, 2000 & April 3, 1999


                                         Preferred Stock              Common Stock
                                     -----------------------    ------------------------     Paid-In        Accum
                                     Shares        Amount         Shares        Amount       Capital       Deficit         Total
                                     ------     -----------     ----------    ----------    ---------    ----------     ----------

Balances, April 4, 1998               2,500       1,864,988      6,271,622     2,781,166    1,417,391    (4,068,151)     1,995,394


Stock issued through
   Regulation D
   offering, August, 1998                 0               0        250,000       250,000            0             0        250,000


Conversion of preferred
   stock                               (824)       (614,704)     8,742,280       614,704            0             0              0


Preferred stock dividends                 0               0        646,621       101,415            0      (101,415)             0

Issuance of common stock
   exercise of options                    0               0        250,000        25,000            0             0         25,000

Net loss                                  0               0              0             0            0    (1,590,546)    (1,590,546)
                                     ------     -----------     ----------    ----------    ---------    ----------     ----------


Balances, April 3, 1999               1,676       1,250,284     16,160,523     3,772,285    1,417,391    (5,760,112)       679,848

Issuance of common stock
  for services and $147,009               0               0      8,501,632     2,293,144            0             0      2,293,144


Conversion of debentures                  0               0     12,394,597       900,000            0                      900,000


Conversion of preferred stock        (1,476)     (1,101,081)    18,958,035     1,101,081            0                            0


Preferred stock dividends                 0               0      2,946,064       374,017            0      (374,017)             0


Issuance of stock options
  to employees                            0               0              0             0      494,000             0        494,000

Allocation of beneficial
  conversion feature of debentures        0               0              0             0      543,551             0        543,551

Net loss                                  0               0              0             0            0    (3,475,449)    (3,475,449)
                                     ------     -----------     ----------    ----------    ---------    ----------     ----------

Balances, April 1, 2000                 200     $   149,203     58,960,851    $8,440,527    2,454,942    (9,609,578)     1,435,094
                                     ======     ===========     ==========    ==========    =========    ==========     ==========


AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the years ended April 1, 2000 and April 3, 1999


                                                                         2000             1999
                                                                     -----------       ----------

Operating activities:
    Net loss                                                         $(3,475,449)      (1,590,546)
    Adjustments to reconcile net loss
       to net cash used in operating activities:
          Allowance for doubtful accounts                                (10,000)          10,000
          Loss on sales of assets                                          5,791            2,467
          Depreciation                                                   113,248          100,444
          Cumulative effect of a change in accounting principle               --           23,194
          Issuance of stock options to employees                         494,000               --
          Beneficial conversion feature of debentures                    543,551               --
          Issuance of common stock for services                        2,146,135               --
          (Increase) decrease in cash caused by changes in:
              Accounts receivable                                         47,292          (58,085)
              Employee advances                                               --           17,691
              Inventories                                               (227,416)         (35,781)
              Prepaid expenses and other current assets                 (371,599)         390,091
              Accounts payable                                          (294,426)         217,002
              Accrued expenses                                           (11,275)         229,946
              Other current liabilities                                  (26,692)          26,692
              Stockholder salary accrual                                      --          118,533
                                                                     -----------       ----------

    Net cash used in operating activities                             (1,066,840)        (548,352)

Investing activities:
    Proceeds from sale of assets                                              --            4,000
    Purchase of property, plant and equipment                            (43,690)        (578,295)
                                                                     -----------       ----------

    Net cash used in investing activities                                (43,690)        (574,295)

Financing activities:
    Proceeds from borrowings                                           1,286,000               --
    Payments on borrowings                                              (270,825)         (21,833)
    Proceeds from due to stockholders                                    306,246          155,822
    Payment on due to stockholders                                      (342,159)              --
    Payments on capital lease obligations                                 (4,721)              --
    Net proceeds from issuance of stock                                  147,009          275,000
                                                                     -----------       ----------
    Net cash provided by financing activities                          1,121,550          408,989
                                                                     -----------       ----------

    Net increase (decrease) in cash and cash equivalents                  11,020         (713,658)

    Cash, beginning of year                                                9,960          723,618
                                                                     -----------       ----------

    Cash, end of year                                                $    20,980            9,960
                                                                     ===========       ==========


AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows, Continued
For the years ended April 1, 2000 and April 3, 1999


                                                             2000        1999
                                                           -------      ------


Supplemental disclosures of cash flow information and noncash investing and financing activities:

       Cash paid for interest                              $30,600      39,100
                                                           =======      ======

During the year ended April 1, 2000, $900,000 of debentures were converted into 12,394,597 common shares.

During the year ended April 1, 2000, 1,476 shares of preferred stock were converted into 18,958,035 common shares.

During the year ended April 3, 1999, 824 shares of preferred stock were converted into 8,742,280 common shares.

During the year ended April 1, 2000, preferred stock dividends were settled through the issuance of 2,946,064 common shares.

During the year ended April 3, 1999, preferred stock dividends were settled through the issuance of 646,621 common shares.

During the year ended April 1, 2000, the Company incurred a capital lease obligation of $9,731 when it acquired new equipment.

During the year ended April 3, 1999, the Company incurred a capital lease obligation of $18,900 when it acquired new equipment.

(1)      DESCRIPTION OF BUSINESS, GOING CONCERN AND MANAGEMENT PLANS AND
         INTENTIONS

         The accompanying consolidated financial statements of Aqua Clara Bottling & Distribution, Inc. (the "Company") include the financial statements of its wholly owned subsidiary, Pocotopaug Investment, Inc. Intercompany transactions and accounts have been eliminated upon consolidation.

         The Company is engaged in the production, bottling, selling and distribution of non-sparkling purified drinking water products in containers ranging from .5 to 1.5 liters in size. During the year ended April 3, 1999, the Company began producing oxygenated water. It is the Company's intent to find a market niche in oxygen-enriched water.

         The Company continues to experience net losses and a working capital deficit. These factors, combined with the fact that the Company has not generated positive cash flows from operations, raise substantial doubt about the Company's ability to continue as a going concern. Management intends to fund its operations through the offering of additional shares of common stock for sale, refinancing its existing debt and obtaining a line of credit. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.


(2)      SIGNIFICANT ACCOUNTING POLICIES

         (a)      INVENTORIES

                  Inventories are stated at the lower of cost (first-in, first-out) or market.

         (b)      PROPERTY, PLANT AND EQUIPMENT

                  Property, plant, and equipment are recorded at cost. Depreciation is calculated by the straight-line methods over the estimated useful lives of the assets. Equipment under capital leases is amortized over the shorter of the lease term or the estimated economic life of the property.

         (c)      PREFERRED STOCK

                  The Company charges to retained earnings and credits its additional paid-in capital for the amortization of the intrinsic value of the conversion feature of its preferred stock in accordance with the statements issued by the Securities and Exchange Commission.

         (d)      COMMON STOCK

                  Shares of common stock issued for other than cash have been assigned amounts equivalent to the estimated fair value of the service received until the time the Company's stock began trading. At that time, the Company valued the transactions based on quoted prices. The Company records shares as outstanding at the time the Company becomes contractually obligated to issue shares.

         (e)      BASIC LOSS PER SHARE

                  Basic loss per share is based on the weighted average number of common shares outstanding during each period. The Company implemented SFAS No. 128 "Earnings Per Share" during the year ended April 4, 1998.

                  In computing dilutive earnings per share, the following were excluded because their effects were antidilutive.

                           Year ended April 1, 2000 - Preferred shares convertible into common stock and debentures convertible into common stock.

                           Year ended April 3, 1999 - Preferred shares convertible into common stock and 2,173,382 contingently issuable shares.

         (f)      INCOME TAXES

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

         (g)      ESTIMATES

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

         (h)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature or they are receivable or payable on demand. The fair value of the Company's long-term debt, including its obligations under capital leases and amounts due to stockholders, is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value of these financial instruments also approximates their carrying values due to their short-term maturities and to their proximity to current market rates.

         (i)      STOCK-BASED COMPENSATION

                  The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock - Issued to Employees" (APB 25). Under APB 25, the Company recognizes compensation expense related to employee stock options based on the intrinsic value of the stock options on the date of grant.

                  During the year ended March 31, 1997, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) became effective for the Company. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25, however, additional disclosures including the pro forma effect of the adoption of SFAS 123 are required (see note 12).

         (j)      FISCAL YEAR

                  The Company's fiscal year ends with the first Saturday in April.

         (k)      BUSINESS RISK

                  During the year ended April 1, 2000, a single customer accounted for approximately 38% of the Company's sales. Prior to April 1, 2000, this single customer discontinued purchasing from the Company.

         (l)      RECLASSIFICATIONS

                  Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.


(3)      INVENTORIES

         Inventories consist of the following at April 1, 2000:

                  Raw materials                             $ 72,755
                  Finished goods                             217,390
                                                            --------
                                                            $290,145
                                                            ========

(4)      PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consist of the following at April 1, 2000:

                  Land                                      $   90,000
                  Building                                     926,520
                  Machinery and equipment                    1,012,844
                  Vehicles                                      22,393
                                                            ----------
                                                             2,051,757
                  Less accumulated depreciation                219,088
                                                            ----------
                                                            $1,832,669
                                                            ==========

         For the years ended April 1, 2000 and April 3, 1999, depreciation expense amounted to $113,248 and $100,444, respectively. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.


(5)      DUE TO STOCKHOLDERS

         Due to stockholders consists of the following at April 1, 2000:

                  Notes  payable, including accrued interest, to
                    stockholders; due on demand with interest
                    accrued at 8%, collateralized by a security
                    interest in real property                         $ 316,205

                  Deferred salaries with interest accrued at 5%          17,948
                                                                      ---------
                                                                      $ 334,153
                                                                      =========

(6)      LONG-TERM DEBT

         Long-term debt at April 1, 2000 consists of:

                   Mortgage payable; interest 10% payable
                   monthly; unpaid principal due June 1,
                   2001; collateralized by real property              $ 134,983

                   Installment note payable; interest 10.5%;
                   payments $462 per month including
                   interest; collateralized by a vehicle                 10,317

                   Secured series "B" convertible debentures
                   ("Debentures"), interest 8%, maturing at
                   various times during June 2000. The
                   Debentures are convertible at any time
                   prior to maturity, at the option of the
                   holder, into common shares at a
                   conversion price equal to 65% of the
                   three day average closing bid price prior
                   to the date of conversion; secured by
                   real estate and personal property                    250,000
                                                                      ---------

                         Long-term debt                                 395,300

                   Less current installments                            254,693
                                                                      ---------

                   Long-term debt, less current installments          $ 140,607
                                                                      =========

                  The following is a schedule by year of the principal payments required on long-term debt:

                          2001                                        $ 254,693
                          2002                                          140,607
                                                                      ---------
                                                                      $ 395,300
                                                                      =========

Considering the beneficial conversion feature of the debentures, the Company allocated $543,551 of the proceeds raised from the issuance of these debentures, which represents the intrinsic value of the conversion feature, to additional paid-in capital. Because the debentures are convertible at the date of issuance, the proceeds allocated to additional paid-in capital have been charged to interest expense at the date of issuance.

(7)      LEASE COMMITMENTS

         Obligations Under Capital Leases

         At April 1, 2000, the Company is obligated under a long-term capital leases for equipment. The following is a schedule by year of future minimum lease payments under these capital leases.

                  2001                                                 $  7,365
                  2002                                                    6,791
                  2003                                                    6,791
                  2004                                                    2,352
                                                                       --------

                          Total lease payments                           23,299
                  Less amount representing interest (6.5% - 8%)           2,698
                                                                       --------
                          Present value of lease payments                20,601
                  Less current obligation                                 6,042
                                                                       --------

                  Long-term capital lease obligation                   $ 14,559
                                                                       ========

         Operating Leases

         At April 1, 2000, the Company rented vehicles and equipment under operating leases. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year as of April 1, 2000.

                  2001                                                 $  4,998
                  2002                                                      400
                                                                       --------
                                                                       $  5,398
                                                                       ========

         Rent expense amounted to approximately $22,000 and $6,000 for the years ended April 1, 2000 and April
         3, 1999, respectively.

(8)      INCOME TAXES

         No provision for income taxes is recorded due to the amount of tax losses incurred since inception. The Company had unused net operating loss carryforwards to carry forward against future years' taxable income of approximately $4,600,000, which begin expiring in years after 2011. Temporary differences giving rise to the deferred tax assets consist primarily of the net operating loss carryforward. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

         Deferred tax assets consist of the following at April 1, 2000:

                  Deferred tax assets:
                         Net operating loss carryforwards             1,723,000
                         Other                                          104,000
                                                                     ----------
                                Gross deferred tax assets             1,827,000
                         Valuation allowance                          1,827,000
                                                                     ----------
                                Net deferred tax assets              $       --
                                                                     ==========

         Since inception, substantial changes of ownership of the Company have occurred. Under federal tax law, these changes in ownership of the Company will significantly restrict future utilization of the net operating loss carryforwards. Other than the net operating losses, which have been limited because of the change in ownership as described above, any other net operating losses will expire if not utilized beginning in years after 2011.


(9)      COMMITMENTS AND CONTINGENCIES

         A former officer of the Company filed suit against the Company for immediate delegending of his 1,796,400 shares of common stock and for amounts due under promissory notes and deferred salaries. This suit was settled prior to April 1, 2000. In settlement of this claim, the Company paid $55,000 and guaranteed a sales price of $.37 per share for the former officer's outstanding common shares. The Company has been notified that the former officer is asserting a shortfall from the sale of his common shares of approximately $118,000. This amount is included in accrued expenses in the accompanying financial statements.

         Another former officer of the Company filed suit against the Company for approximately $80,000 of accrued wages and loans that took the form of a mortgage on the property. This claim also seeks 1,350,000 shares of the Company's common stock. The Company has accrued $80,000, relating to the accrued wages and loans, in the accompanying financial statements. However, the Company asserts that all or a majority of the number of common shares due is a frivolous claim and has not included any amount related to these shares in the accompanying financial statements.

(10)     CHANGES IN ACCOUNTING PRINCIPLE

         During 1998 the AICPA issued Statement of Position (SOP) 98-5 that requires companies to write-off start-up expenses in the year incurred and any previously capitalized expenditures in the year adopted. The Company adopted SOP 98-5 during the year ended April 3, 1999 and recorded a $23,194 cumulative effect of a change in accounting principle as required by the SOP ($0.00 per share).

 (11)    STOCK

         During the year ended April 4, 1998, the Company issued 2,500 shares of Series A convertible preferred stock. These shares are nonvoting, and the holders are entitled to receive an eight-percent annual dividend and have a liquidation preference of $1,300 per share. These preferred shares are convertible at any time, at the option of the holder, into common shares equal to $1,000 divided by the lower of (a) 65 percent of the average market price of the common stock for the five trading days prior to the conversion date, or (b) $1.875. The Series A preferred shares contain a provision that the Company shall increase the conversion rate by five percent for each of the following occurrences:

                   1. Failure to file a registration statement under the Securities Act of 1933 covering the common stock within 30 days of closing date;

                   2. Failure of the registration to become effective within 120 days of closing date; and

                   3. Failure to issue the common shares within the time limits set forth in the amended articles of incorporation.

         As of April 1, 2000, approximately $37,000 of cumulative preferred dividends are in arrears.

         During the years ended April 1, 2000 and April 3, 1999, 1,476 and 824 shares, respectively, of the preferred stock were converted into 18,958,035 and 8,742,280 common shares, respectively. These conversions include the 5% increase as the Company failed to register the shares within the 120-day time frame and all unpaid dividends on the preferred stock. The remaining preferred stock if converted using the aforementioned 65% of the average of the market price of the common stock, at April 1, 2000, would convert to a maximum of approximately 1,150,000 common shares which reflects the 5% additional shares issuable and unpaid dividends on the preferred stock.

         The 1999 financial statements previously reflected preferred stock dividends settled upon conversion of preferred stock to common stock as a component of the preferred stock conversion. The 1999 financial statements have been modified to reflect the common stock issued in settlement of the preferred stock dividends as an increase to common stock and a corresponding increase in accumulated deficit. There is no impact to net loss or to total stockholders' equity.

         During the year ended April 1, 2000, $900,000 of debentures were converted into 12,394,597 common shares.



(12)     STOCK OPTIONS

         During the year ended April 1, 2000, the Company entered into employment agreements with two officers of the Company. The employment agreements include 6,000,000 stock options granted with an exercise price of $.01. The stock options vest 20% immediately and 20% each year for the next four years. The number of shares covered by these stock options and the exercise price shall be proportionally adjusted for any change in the number of issued shares subsequent to June 3, 1999. As of April 1, 2000, none of the 6,000,000 options had been surrendered or exercised; 1,200,000 were exercisable.

         The Company applies APB 25 and related interpretations in accounting for the stock options. Accordingly, the Company recognized $494,000 in compensation expense during the year ended April 1, 2000 related to the stock options issued. For companies electing to use APB 25, SFAS 123 requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS 123 had been adopted.

         The weighted average fair value at the date of grant for options granted during the year ended April 1, 2000 was $.27 per share. The fair value of the options granted was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

                  Expected dividend yield                            0%
                  Expected volatility                           174.16%
                  Risk free interest rate                          5.3%
                  Expected term in years                             4

         If the Company had adopted the provisions of SFAS 123, net loss for the year ended April 1, 2000 would have increased by $14,000 and basic loss per share would remain unchanged.


(13)     SUBSEQUENT EVENTS

         Subsequent to April 1, 2000, a distributor of the Company's products filed a civil claim against the Company for breach of contract. The claim seeks specific performance under the contract and damages for the alleged breach. The distributor is owned by the wife of the Company's president and chief operating officer (COO). Additionally, the wife of the Company's president and COO filed a civil complaint against the Company's chief executive officer (CEO), several members of the Board of Directors (excluding the president) and the Company. This claim also seeks specific performance on the contract noted above and removal of the CEO.

         In release of the claims against all parties noted above, the CEO and several members of the Board of Directors resigned subsequent to April 1, 2000. Additionally, the Company agreed to pay approximately $11,000 in attorney's fees and costs incurred by the plaintiff. This amount has not been reflected in the accompanying financial statements.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of April 1, 2000:


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

Subsequent to April 1, 2000, Mr. Mersis resigned as Chairman of the Board and Chief Executive Officer. Messrs. Evans, Potapow and Thomas also resigned as Directors. Mr. Plunkett assumed the position of President and Chief Executive Officer, and Mr. Douglas Cifers was elected as Chairman of the Board. Mr. Cifers is owner/publisher of Florida Media, Inc., Florida's largest statewide magazine publishing company

Item 10. Executive Compensation

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has entered into employment contracts with Emanuel J. Mersis and John C. Plunkett. These contracts are for five-year terms.

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

                           Summary Compensation Table
                                                                     Restricted
     Name and                                          Other Annual     Stock
Principal Position      Year       Salary     Bonus    Compensation    (Value)
------------------      ----       ------     -----    ------------  ----------
Rand L. Gray            2000            0       0           0               0
Former CFO              1999       30,000       0           0               0
                        1998       30,000       0           0         125,000

Robert F. Guthrie       2000            0       0           0          19,000
Director                1999            0       0           0               0
                        1998            0       0           0           2,500

Renato P. Mariani       2000            0       0           0          19,000
Director

John S. McAvoy          2000      173,000(1)    0           0               0
Former                  1999       32,000       0           0               0
President/CEO           1998       43,875       0           0               0

Emanuel J. Mersis       2000       50,346       0           0           8,000
CEO/Chairman of
the Board

John C. Plunkett        2000       62,192       0           0          95,342
President/COO           1999       28,000       0           0               0
                        1998       43,875       0           0         250,000

John G. Thomas          2000            0       0           0           8,000
Director

Note: 1. Represents payment of deferred salary, repayment of notes, and payment of guaranties against stock liquidation

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best knowledge of the Company as of April 1, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.


Name and Address                          Amount and Nature of        Percent of
of Beneficial Owner                       Beneficial Ownership         Class(1)
-------------------------------           --------------------         --------



Emanuel J. Mersis (2)                           3,850,000               6.53%
1315 Cleveland St.
Clearwater, FL 33755

John C. Plunkett (3)                            1,450,000               2.46%
1315 Cleveland St.
Clearwater, FL 33755

Renato P. Mariani                                 900,000               1.53%
1315 Cleveland St.
Clearwater, FL 33755

Robert F. Guthrie                                  25,000                  *
1315 Cleveland St.
Clearwater, FL 33755

John Thomas                                       421,067                  *
1315 Cleveland St.
Clearwater, FL 33755

All Directors and Executive                     6,646,067              11.27%
Officers as a Group (5 persons)

 *  less than 1%

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

(2) Includes 3,800,000 shares issuable upon exercise of options. Subsequent to April 1, 2000, Mr. Mersis' rights to 3,800,000 option shares were rescinded under the terms of his separation agreement.

(3) Includes 650,000 shares issuable upon exercise of options.

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

Mr. John McAvoy has loaned the Company amounts for working capital. The loans are represented by promissory notes due on demand and bearing interest of 6%. The total owed is $15,000 with $1,500 loaned on March 15, 1996, $9,000 loaned on April 17, 1996, $4,000 loaned on July 19, 1996, and $500 loaned without a formal promissory note. Mr. John McAvoy has (unsecured) deferred salary of $46,480 as of April 3, 1999. By settlement agreement dated February 11, 2000, Mr. McAvoy's deferred salary was paid and loans were repaid via a lump-sum cash payment in the amount of $55,000.

Mr. John Plunkett's spouse is a significant stockholder in a corporation which has an written contract to distribute the Company's products.

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

On April 30, 1999, the Company issued Mr. Guthrie 50,000 shares of common stock in full payment of the secured note described above. The Company issued Mr. Plunkett 750,000 shares of common stock in full payment of the secured notes for accrued salary and moneys loaned the Company, described above, retiring the notes.

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

On June 17, 1999, the Company paid the amounts owed Messrs. Berry and Davis, retiring the note described above.

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

In April, 1999, the Company issued 500,000 restricted shares of common stock to Olympus Capital for consulting services to be provided through April, 2000. In May, 1999, the Company paid $150,000 and agreed to issue 100,000 restricted shares to Olympus Capital, Inc. for the purpose of assisting the Company in identifying investors willing to invest capital into the Company in connection with the $1,150,000 debenture. Olympus Capital was also granted options for 300,000 shares of common stock at exercise prices of $.30/share for the first 100,000 shares, $.35/share for the next 100,000 shares, and $.40/share for the last 100,000 shares. On March 14, 2000, the exercise price for all 300,000 option shares was reduced to $.30/share and Olympus Capital exercised its options. Management has netted these costs against the proceeds and has allocated a portion of the net proceeds as a cost of the 100,000 shares issued.

As part of an Agreement and Release, dated January 26, 1999, Tom Vinton and Dennis Zweig were issued options for 250,000 each of common stock at an exercise price of $.25/share. On February 4, 2000, as an inducement to exercise, the exercise price for both individuals was reduced to $.094/share and both individuals exercised their options. Mr. Vinton offered to purchase an additional 100,000 shares for $10,000 and his offer was accepted.

Mr. R. Bradshaw, Mr. E. J. Mersis and Mr. J. Spratt have loaned the Company amounts for working capital. The total owed is $75,000 loaned on December 3, 1999, $151,000 in January 2000, and $75,000 in February 2000 respectively. Mr.
E. J. Mersis note was assumed by Mr. E. D. Cifers in June 2000.

                                    PART IV


Item 13. Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                               Exhibit Name
         *3.1          Articles of Incorporation and all amendments thereto
         *3.2          By-Laws
         21.1          Subsidiaries
         27            Financial Data Schedules

*        Previously filed as Exhibit to Form SB-2

         (b) The Company did not file any reports on Form 8-K for the three month period ended April 1, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 14, 2000                    AQUA CLARA BOTTLING & DISTRIBUTION, INC.


                                       By: /s/ John C. Plunkett
                                          -------------------------------------
                                               John C. Plunkett
                                               President/C.E.O.