Form 10QSB
period 2000-07-01
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2000-08-15
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended July 1, 2000


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

As of July 1, 2000, the registrant had 62,505,496 shares of common stock outstanding at no par value.

                                     Part I
                              Financial Information
                                    (Item 1)
             Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                            JULY 1, 2000      APRIL 1, 2000
                                                                             -----------       -----------
ASSETS
               Current Assets
               Cash and cash equivalents                                     $    15,908       $    20,980
               Accounts receivable less allowance for doubtful accounts           22,884            10,793
               Inventories                                                       280,737           290,145
               Prepaid expenses and other current assets                         281,416           398,185
                                                                             -----------       -----------
                         Total Current Assets                                    600,945           720,103

               Property, plant and equipment net of accumulated                1,806,574         1,832,669
               depreciation

               Other assets                                                        1,506             1,506
                                                                             -----------       -----------
                         Total Assets                                        $ 2,409,025       $ 2,554,278
                                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
               Current Liabilities
               Accounts Payable                                              $   167,305       $   132,057
               Accrued Expenses                                                   54,405           237,073
               Current portion of long term debt                                 215,602           254,693
               Deferred Revenue                                                    3,000                 0
               Other current liabilities                                          11,663                 0
               Current obligation under capital lease                              3,702             6,042
               Due to stockholders                                               344,049           334,153
                                                                             -----------       -----------
                         Total Current Liabilities                               799,726           964,018

               Long Term debt less current maturities                            158,193           140,607
               Obligations under capital lease less current portion               16,899            14,559
                                                                             -----------       -----------
                         Total Long Term Liabilities                             175,092           155,166

                         Total Liabilities                                       974,817         1,119,184

STOCKHOLDERS' EQUITY
               Preferred Stock, no par value, 5,000,000 shares                    74,601           149,203
               authorized, 100 shares issued and outstanding
               Common Stock, no par value, 1,000,000,000 shares
               authorized; 62,505,496 shares issued and outstanding            8,859,647         8,440,527
               Additional Paid In Capital                                      2,058,182         2,454,942
               Accumulated Deficit                                            (9,558,222)       (9,609,578)
                                                                             -----------       -----------
                    Total Stockholders' Equity                                 1,434,208         1,435,094

                                                                             -----------       -----------
                    Total Liabilities and Stockholders' Equity               $ 2,409,025       $ 2,554,278
                                                                             ===========       ===========

                              Financial Information
                                    (Item 3)
             Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                      Consolidated Statements of Operations
                                   (unaudited)

                                                        THREE  MONTHS ENDED
                                                   ------------------------------
                                                   JULY 1, 2000      JULY 3, 1999
                                                   ------------      ------------
Sales                                                    89,976           103,474

Cost of Sales                                            61,414            62,957
                                                    -----------       -----------
Gross profit                                             28,562            40,517

General and administrative, and sales expenses          350,099           530,288

Stock Options Forfeited                                (410,020)                0
                                                    -----------       -----------
Operating profit / (loss)                                88,483          (489,771)

Other income and (expenses)
          Interest expense                               (7,931)          (14,063)
          Interest and other income
          Gain (loss) on sales of assets                (10,415)
          Other expenses                                      0             7,753
                                                    -----------       -----------
                    Net other expense                    (7,931)          (16,725)

Net income / (loss)                                      80,552          (506,497)




Dividends on preferred stock                             29,196



Net income / loss applicable to common stock             51,356          (506,497)

Basic income / loss per share                            .00085              (.03)

Weighted average common shares outstanding           60,685,328        19,250,055

                                     Part I
                              Financial Information
                                    (Item 5)
             Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                   FOR THE THREE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                                          July 1, 2000                    July 3, 1999
                                                                           -----------                     -----------
OPERATING ACTIVITIES
       Net income / (loss)                                                      80,552                        (506,497)
       Provided by Operations:
            Depreciation                                                        28,342                          27,128
            Issuance of Stock for Services and Fees                            140,322                         758,045
            Loss on disposal of assets                                               0                           5,578
            Stock Options Forfeited                                           (396,760)                              0


       Change in Assets and Liabilities
            (Increase) Decrease in accounts receivable                         (12,091)                         33,288
            (Increase) Decrease in inventories                                   9,408                         (18,715)
            (Increase) Decrease in prepaid expenses                            116,769                        (287,325)
            Increase (Decrease) in accounts payable                             35,248                         (98,817)
            Increase (Decrease) in accrued expenses                           (182,668)                       (236,350)
            Increase (Decrease) in other liabilities                             8,372                         (12,459)
            Increase (Decrease) shareholder accrual                                  0                        (214,758)
                                                                           -----------                     -----------
       Net cash used by operations                                            (172,506)                       (550,882)

INVESTING ACTIVITIES

       Acquisition of equipment                                                 (2,247)                              0
                                                                           -----------                     -----------

FINANCING ACTIVITIES
       Proceeds from Debt                                                      214,785                       1,075,000
       Payments on Debt                                                        (45,104)                       (249,799)
                                                                           -----------                     -----------
       Net cash provided (Used) in financing activities                        169,681                         825,201


Net Increase (Decrease) in Cash and Cash Equivalents                            (5,072)                        274,319

Cash and Cash Equivalents at Beginning of Period                                20,980                           9,960

Cash and Cash Equivalents at End of Period                                 $    15,908                     $   284,279
                                                                           ===========                     ===========

             Aqua Clara Bottling & Distribution, Inc. And Subsidiary

            Notes To The Unaudited Consolidated Financial Statements

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain principles for complete financial statement are not applied within these statements. The have been prepared on a consistent basis including normal recurring adjustments and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report for the fiscal year ended April 1,2000.

Organization, Background, Sale of Assets, and Going Concern

During the period ended July 1, 2000, the Company raised $55,000 through a private offering of its common stock. Subsequent to July 1, the Company raised an additional $125,000 as part of the same offering. The proceeds from the offering are being used to fund operations.

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

Cash equivalents consist of all highly liquid debt instruments purchased with a maturity of three month0s or less.

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

On August 31, 1999 the Company entered into employment agreements with Emanuel Mersis and John Plunkett to serve as the Company's Chief Executive Officer and Chief Operating Officer, respectively. Under the provisions of these agreements, both Mr. Mersis and Mr. Plunkett will receive stock options in addition to salary. The options vest at a rate of 20% per year over a five year term starting on the execution date of the agreement. The number of shares available increments based upon targeted ownership percentages in relation to the number of the Company's outstanding shares - Mersis targets a 22.4% ownership and Plunkett 7.6% ownership. Mr. Mersis has forfeited his options at his resignation. Additionally, the Company will be liable to compensate the company officer for any tax liability resulting from the exercise of any options. An accrual for this provision is not included in the accompanying financial statements.

Inventories consist of the following at July 1, 2000:

                  Raw materials                      $    68,586
                  Work in progress                           298
                  Finished goods                         211,852
                                                     -----------
                                                     $   280,737
                                                     ===========

Property, plant, and equipment consist of the following at July 1, 1999:

                  Land                               $    90,000
                  Building                               926,520
                  Machinery and equipment              1,015,091
                  Vehicles                                22,393
                                                     -----------
                  Total                                2,054,004
                  Less accumulated depreciation         (247,430)
                                                     -----------
                                                     $ 1,806,574
                                                     ===========

The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.

Prepaid expenses consists primarily of stock issued in lieu of cash compensation for the performance of professional services including but not limited to public relations, marketing and advertising, and company and as compensation to members of the board of directors.

Due to stockholders consists of notes payable and due upon demand. Interest on these notes accrues at rates between 5% to 8%.

Long-term debt at July 1, 2000 consists of:

                  Note payable:  Secured 8% Series B Convertible Debenture
                  was raised in June 1999. The note will be converted into
                  common stock.
                  Series B Convertible Debentures                                       $  75,000

                  Note payable: interest at 10%, secured by building                      134,853

                  Note payable: interest at 5%, secured by building                       155,010

                  Installment note payable; interest at 10.5%; payments $461 per
                  month including interest; collateralized by a vehicle                     8,932
                                                                                        ---------

                  Long-term debt                                                        $ 373,795

                  Less current installments                                               215,602
                                                                                        ---------

                  Long-term debt, less current installments                             $ 158,193
                                                                                        =========

The following is a schedule by year of the principal payments required on long-term debt:

                           2001                                                         $ 254,693
                           2002                                                           140,607
                                                                                        ---------
                                                                                        $ 395,300

At July 1, 2000, the Company is obligated under a long-term capital lease for equipment. The following is a schedule by year of future minimum lease payments under these capital leases.

                           2001                         $  7,365
                           2002                            6,791
                           2003                            6,791
                           2004                            2,352
                                                        --------
                  Total lease payments                  $ 23,299
         Less amount representing interest (6.5% - 8%)     2,698
                                                        --------
                  Present value of lease payments         20,601
          Less current obligation                          3,702
                                                        --------
         Long-term capital lease obligation             $ 16,889
                                                        ========

At April 1, 2000, the Company rented vehicles and equipment under operating leases. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancellable lease term in excess of one year as of April 1, 2000.

                           2001                         $  4,998
                           2002                              400
                                                        --------
                                                        $  5,398

No provision for income taxes is recorded due to the amount of tax losses incurred since inception. The Company had unused net operating loss carryforwards to carry forward against future years' taxable income of approximately $4,600,000, which will begin to expire in years after 2011. Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

The components of deferred tax assets consist of the following at April 1, 2000:

                  Deferred tax assets:
                  Net operating loss carryforwards        1,723,000
                  Other                                     104,000
                                                        -----------
                  Gross deferred tax assets               1,827,000
                  Valuation allowance                     1,827,000
                                                        -----------
                  Total deferred tax assets             $        --

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

             Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                     Part II
                      Management's Discussion and Analysis
                                       Of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company's sales commenced in April 1997, with the introduction of its 5-gallon bottled water service. In the year ended April 4, 1998, the Company had $135,710 in sales from this business. Revenues were comprised of cooler rentals and water sales, which terminated in March, 1998. With the proceeds from its offering of Series A Preferred Stock, the Company entered the PET bottled water market. The sales for the fiscal year ending April 1, 2000, are $293,980. The lower than expected sales amount is the result of the Company's inability to find major retailers and distributors to purchase large quantities of product.

The Company's sales comparisons to previous years will not be an indicator of any future growth patterns because the Company was still in the process of launching its new product.

The gross profit for the quarterly period ended July 1, 2000 was $80,552 with general and administrative, and selling expenses period totaling $350,099. The period performance was significantly affected by the reversal of accounting charges, related to officers' stock options, made in the previous quarter. The reversal was due to option forfeiture by our former Chief Executive Officer.

The Company intends to increase spending over the next six months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

LIQUIDITY AND CAPITAL RESOURCES

During the period ending July 1, 2000, the Company raised $55,000 through a Rule 506 Offering. Subsequent to July 1, the Company raised an additional $125,000 via the same Offering. The proceeds of this raise are being used to fund continued operation of the Company.

The Company has no plans or arrangements in place with respect to additional capital sources at this time. The Company has no significant lines of credit available to it at this time. There are no assurances that additional capital will be available to the Company when or if required.

Although the Company expects to experience losses in the 2nd quarter of fiscal year 2001 (ended September 30, 2000), management believes that the losses will continue to decrease and a break-even point could be reached in the near term. Inflation has not had a significant impact on the Company's results of operations.

BUSINESS AND PLAN OF OPERATION

GENERAL

Prior information pertaining to Aqua Clara Bottling & Distribution, Inc. can be found in the Annual Report for the fiscal year ended April 1, 2000.

During the year ending April 3, 1999, the Company began producing 20-oz. bottles of oxygenated water packaged in a PET container. The Company's oxygen enriched water contains approximately 32 parts per million of oxygen. Normal tap water contains approximately 3 parts per million of dissolved oxygen. As such, the company's oxygen enriched bottled water contains approximately 800% more oxygen.

During the year ended April 1, 2000, the Company expanded its product line to include 1 Liter and 1.5 Liter packages, and introduced a six-pack to the market.

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

Civil Litigation in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County - Rand L. Gray and Kathleen Gray v. Aqua Clara Bottling & Distribution, Inc. et al., Pinellas County, Case No. 00-2122-C1-021. This case arises out of an alleged breach of an employment contract. An Amended Complaint was filed by the Plaintiffs on June 26, 2000. The Amended Complaint alleges 6 counts: Count I - Foreclosure of Mortgage; Count II - Foreclosure of Security Interest on Personal Property; Count III - Damages on Promissory Note; Count IV
- Damages for Breach of Employment Agreement; Count V - Damages for Breach of Severance Agreement; and Count VI - Damages for Breach of Indemnity Agreement. Our response to Plaintiffs' Amended Complaint was filed August 1, 2000. Settlement offers have been filed by both sides.

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 2
                              Changes In Securities

Regulation D, Rule 506 Offering

During the period ended July 1, 2000, the Company raised $55,000 as part of a Limited Offering exempt from registration under Rule 506 of Regulation D. Subsequent to July 1, 2000, the Company raised an additional $125,000 as part of the same offering and issued 1,741,658 shares of common stock in fulfillment of the raise.

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 3
                         Defaults Upon Senior Securities
                                     (NONE)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 4
               Submission of Matter to a Vote of Security Holders
                                     (NONE)

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 5
                                Other Information
                                   Management

The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of July 1, 2000:

NAME                         POSITION                                    DIRECTOR SINCE       AGE
----                         --------                                    --------------       ---
E. Douglas Cifers            Chairman                                    2000                 50
Robert F. Guthrie            Secretary, Director                         1997                 65
Renato P. Mariani            Director                                    1999                 48
John C. Plunkett             President and Chief Operations Officer      1997                 51

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

The business experience of each of the persons listed above during the past five years is as follows:

Mr. Cifers is President of Florida Media, Inc., Florida's largest statewide magazine publishing company. Mr. Cifers entrepreneurial bent and unusual relationship-based business practices have been the focus of a Wall Street Journal article.

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

                    Aqua Clara Bottling & Distribution, Inc.
                                 And Subsidiary
                                     Part II
                                Other Information
                                     Item 6
                              Exhibits and Reports


Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1      Articles of Incorporation (1)
         3.2      Articles of Amendment for Capital Structure and for
                  Indemnification (not previously submitted)
         3.3      Bylaws (1)
         21.1     Subsidiaries
         27       Financial Data Schedules

         (b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three month period ended July 1, 2000.

         (1) Incorporated by reference to the original filing of the Registration Statement on Form SB-2, File No. 333-44315 (the "Registration Statement")

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 10, 2000                  AQUA CLARA BOTTLING & DISTRIBUTION, INC.




                                    By: /s/ JOHN C. PLUNKETT
                                        ----------------------------------------
                                            John C. Plunkett
                                            President, Chief Executive Officer

                                  EXHIBIT INDEX

EXHIBIT
  NO.           DESCRIPTION
-------         -----------

  3.2           Articles of Amendment for Capital Structure and for
                Indemnification
  21.1          Subsidiaries
  27            Financial Data Schedules