Form 10QSB
period 2000-09-30
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2000-11-17
CIK 1020477

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2000


           AQUA CLARA BOTTLING AND DISTRIBUTION, INC. AND SUBSIDARY


FLORIDA                                                           EIN 84-1352529

1315 Cleveland Street
Clearwater, Florida 33755-5102
(727) 446-2999
www.aquaclara.com

Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of September 30, 2000, the registrant had 64,614,924 shares of common stock outstanding at no par value.

Part 1
Financial Information
(Item 1)
Aqua Clara Bottling & Distribution, Inc. and Subsidiary
Consolidated Balance Sheets
(unaudited)
                                                               As Of
                                                        September 30, 2000
Assets
Current assets:
  Cash and cash equivalents                                           9,222
  Accounts receivable                                                34,441
  Inventories                                                       205,645
  Prepaid expenses and other current assets                          72,028
                                                                -----------

  Total Current Assets                                              321,306

Property, plant, and equipment,
 net of accumulated depreciation                                  1,778,232
Other assets                                                          1,506
                                                                -----------

  Total Assets                                                    2,101,044
                                                                ===========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable, trade                                           121,269
  Accrued expenses                                                  110,940
  Current maturities of long term debt                              215,027
  Current obligations under capital leases                            5,589
  Deferred revenue                                                    1,524
  Due to stockholders                                               321,456
  Other current liabilities                                          41,417
                                                                -----------

  Total current liabilities                                         817,222

Long-term debt, less current maturities                             157,331
Obligation under capital lease, less current portion                 11,803
                                                                -----------

  Total Liabilities                                                 986,356

Stockholders' equity:
  Preferred stock; no par value, 5,000,000 shares
   authorized; 100 shares issued
   and outstanding                                                   74,601
  Common stock; no par value, 100,000,000 shares
   authorized; 64,614,924 shares
   issued and outstanding                                         9,079,024
Additional paid in capital                                        2,070,924
Accumulated deficit                                             (10,109,861)
                                                                -----------

  Total Stockholders' Equity                                      1,114,688

  Total Liabilities and Stockholders' Equity                      2,101,044
                                                                ===========

See accompanying notes to consolidated financial statements.

Part 1
Financial Information
(Item 3)
Aqua Clara Bottling & Distribution, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)

                                                           For The Three Months Ended             For The Six Months Ended
                                                        Sept 30, 2000       Oct 2, 1999       Sept 30, 2000      Oct 2, 1999
Sales                                                          86,988          74,434               176,964         177,908
Cost of sales                                                 129,266          37,246               190,680         100,203
                                                           ----------      ----------           -----------     -----------

Gross profit                                                  (42,278)         37,188               (13,716)         77,705

General, administrative, and sales expenses                   480,832         372,692               830,931         902,980

Stock Options Forfeited                                             0               0              (410,020)              0

Operating profit / (loss)                                    (523,110)       (335,504)             (434,627)       (825,275)

Other income (expense):
  Interest expense                                            (28,529)          5,996               (36,460)         (8,067)
  Interest and other income                                         0               0                     0               0
  Gain (loss) on sale of assets                                     0               0                     0         (10,415)
  Other expense                                                     0          (8,009)                    0            (256)
                                                           ----------      ----------           -----------     -----------

  Net other income (expense)                                  (28,529)         (2,013)              (36,460)        (18,738)


Net  income / (loss)                                         (551,639)       (337,517)             (471,087)       (844,013)

Dividends on preferred stock:                                       0               0                29,196               0

Net income / (loss) applicable to common stock               (551,639)       (337,517)             (500,283)       (844,013)

Basic loss per common share                                $ (0.36123)     $    (0.06)          $  (0.00804)    $     (0.07)

Weighted average common shares outstanding                  1,527,118       5,316,481            62,212,446      11,609,063

See accompanying notes to consolidated financial statements.

Part 1
Financial Information
(Item 5)
Aqua Clara Bottling & Distribution, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

                                                              For the three months ended          For the six months ended
                                                            Sept 30, 2000       Oct 2, 1999     Sept 30, 2000       Oct 2, 1999
Operating activities:
Net income / (loss)                                             $(551,639)      $(337,517)            $(471,087)     $ (844,013)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Allowance for doubtful accounts                                       0          10,000                     0          10,000
  Loss (gain) on sales of assets                                        0           4,837                     0          10,415
  Depreciation                                                     28,342          26,160                56,684          53,288
  Issuance of stock options to employees                           13,000               0                26,002               0
  Forfiture of stock options                                            0               0              (410,020)              0
  Issuance of stock options for S-1                                     0         298,000                     0         298,000
  Beneficial conversion feature of debentures                           0         530,129                     0         530,129
  Issuance of common stock for services                            39,377          66,993               179,699         825,038
  (Increase) decrease in cash caused by changes in:
     Accounts receivable                                          (11,527)         (8,293)              (23,618)         24,995
     Inventories                                                   75,092         (41,090)               84,500         (59,805)
     Prepaid expenses & other current assets                      209,130        (101,334)              326,157        (388,838)
     Accounts payable                                             (46,036)       (244,205)              (10,788)       (343,022)
     Accrued expenses                                              56,535           2,000              (126,133)       (234,352)
     Deferred revenue                                              (1,476)              0                 1,524               0
     Other current liabilities                                     29,755          (7,510)               41,417         (19,969)
     Stockholder salary accrual                                   (22,593)            226               (12,697)       (214,352)
                                                                ---------       ---------             ---------      ----------

  Net cash used in operating activities                          (182,040)        198,396              (338,360)       (352,486)

Investing activities:
  Purchase of property, plant and equipment                             0         (35,121)               (2,247)        (35,121)
                                                                ---------       ---------             ---------      ----------

Financing activities:
  Proceeds from borrowings                                              0          75,000               155,010       1,150,000
  Payments on borrowings                                           (1,437)       (428,332)               (2,952)       (678,131)
  Payments on capital lease obligations                            (3,209)              0                (3,209)              0
  Net proceeds from issuance of stock                             180,000               0               180,000               0
                                                                ---------       ---------             ---------      ----------

  Net cash provided by financing activities                       175,354        (353,332)              328,849         471,869
                                                                ---------       ---------             ---------      ----------

  Net (decrease) increase in cash                                  (6,686)       (190,057)              (11,758)         84,262

  Cash, beginning of period                                        15,908         284,279                20,980           9,960
                                                                ---------       ---------             ---------      ----------

  Cash, end of period                                           $   9,222       $  94,222             $   9,222      $   94,222

See accompanying notes to consolidated financial statements.

                                    Part 1
                             Financial Information
                                   (Item 1)

            Aqua Clara Bottling & Distribution, Inc. And Subsidiary

           Notes To The Unaudited Consolidated Financial Statements

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain principles for complete financial statement are not applied within these statements. They have been prepared on a consistent basis including normal recurring adjustments and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report for the fiscal year ended April 1, 2000.

Organization, Background, Sale of Assets, and Going Concern

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

     During the period ended July 1, 2000, the Company raised $55,000 through a private offering of its common stock. During the period ended September 30, 2000, the Company raised an additional $125,000 as part of the same offering. The proceeds from the offering are being used to fund operations.

(2)  Inventories


     Inventories consist of the following at September 30, 2000:

          Raw materials            $   57,142
          Work in progress                182
          Finished goods              148,321
                                   ----------
                                   $  205,645
                                   ==========

(3)  Property, Plant, and Equipment

     Property, plant, and equipment consist of the following at September 30, 2000:

          Land                               $   90,000
          Building                              926,520
          Machinery and equipment             1,015,091
          Vehicles                               22,393
                                             ----------
          Total                               2,054,004
          Less accumulated depreciation        (275,772)
                                             ----------
                                             $1,778,232
                                             ==========

     The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.

(4)  Due To Stockholders

     Due to stockholders consists of notes payable and due upon demand. Interest on these notes accrues at rates between 5% to 8%.

(5)  Long-Term Debt

     Long-term debt at September 30, 2000 consists of:

          Note payable: Secured 8% Series B Convertible Debenture was raised in June 1999. The Company anticipates that the remainder of the note will be converted into common stock.

          Series B Convertible Debentures                                        $  75,000

          Note payable: interest at 10%, secured by building                       134,655

          Note payable:  Interest at 5%, secured by building                       155,010

          Installment note payable; interest at 10.5%; payments $461 per
          month including interest; collateralized by a vehicle                      7,693
                                                                                 ---------

          Long-term debt                                                         $ 372,358

          Less current installments                                                215,027
                                                                                 ---------

          Long-term debt, less current installments                              $ 157,331
                                                                                 =========

The following is a schedule by year of the principal payments required on long-term debt:

               2001    $ 215,027
               2002      157,331
                       ---------
                       $ 372,358

(6)  Lease Commitments

     Obligations Under Capital Lease

     At September 30, 2000, the Company is obligated under a long-term capital lease for equipment. The following is a schedule by year of future minimum lease payments under these capital leases.

               2001                                    $ 5,589
               2002                                      6,791
               2003                                      6,791
               2004                                        919
                                                       -------
          Total lease payments                         $20,090
     Less amount representing interest (6.5% - 8%)       2,698
                                                       -------
          Present value of lease payments               17,392
      Less current obligation                            5,589
                                                       -------
     Long-term capital lease obligation                $11,803
                                                       =======

     Operating Leases

     At April 1, 2000, the Company rented vehicles and equipment under operating leases. The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancellable lease term in excess of one year as of April 1, 2000.

               2001                                    $ 4,998
               2002                                        400
                                                       -------
                                                       $ 5,398

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

(7)  Commitments and Contingencies

     A former officer of the Company filed suit against the Company for approximately $80,000 of accrued wages and loans that took the form of a mortgage on the property. This claim also seeks 1,350,000 shares of the Company's common stock. The Company has accrued $80,000, relating to the accrued wages and loans, in the accompanying financial statements.
     However, the Company asserts that all or a majority of the number of common shares due is a frivolous claim and has not included any amount related to these shares in the accompanying financial statements.

            Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                    Part II
                     Management's Discussion and Analysis
                                      Of
                 Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The gross profit for the 6 month period ended September 30, 2000 was ($434,627) with general and administrative, and selling expenses totaling $804,929. Sales for the period were $176,964. The period performance was significantly affected by charges for prepaid and professional services and for previously committed services.

The Company intends to increase spending over the next six months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

LIQUIDITY AND CAPITAL RESOURCES

During the period ending July 1, 2000, the Company raised $55,000 through a Rule 506 Offering. Subsequent to July 1, the Company raised an additional $125,000 via the same Offering. The proceeds of this raise have being used to fund continued operation of the Company.

The Company has no plans or arrangements in place with respect to additional capital sources at this time. The Company has no significant lines of credit available to it at this time. There are no assurances that additional capital will be available to the Company when or if required.

Although the Company expects to experience losses in the 3rd quarter of fiscal year 2001 (ended December 30, 2000), management believes that the losses will continue to decrease and a break-even point could be reached in the near term. Inflation has not had a significant impact on the Company's results of operations.

BUSINESS AND PLAN OF OPERATION

GENERAL

Prior information pertaining to Aqua Clara Bottling & Distribution, Inc. can be found in the Annual Report for the fiscal year ended April 1, 2000, and in the Quarterly report for the period ended July 1, 2000.

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


LEGAL PROCEEDINGS

The Company is not a party to legal proceedings except as set forth below.

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

                   Aqua Clara Bottling & Distribution, Inc.
                                And Subsidiary
                                    Part II
                               Other Information
                                    Item 2
                             Changes In Securities

Regulation D, Rule 506 Offering

During the period ended July 1, 2000, the Company issued 532,173 shares of common stock in exchange for $55,000 as part of a Limited Offering exempt from registration under Rule 506 of Regulation D. During the period ended September 30, 2000, the Company issued an additional 1,209,485 common shares in exchange for an additional $125,000 as part of the same offering.

Preferred stock

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

                   Aqua Clara Bottling & Distribution, Inc.
                                And Subsidiary
                                    Part II
                               Other Information
                                    Item 3
                        Defaults Upon Senior Securities
                                    (NONE)

                    Aqua Clara Bottling & Distribution, Inc.
                                And Subsidiary
                                    Part II
                               Other Information
                                    Item 4
              Submission of Matter to a Vote of Security Holders
                                    (NONE)

                   Aqua Clara Bottling & Distribution, Inc.
                                And Subsidiary
                                    Part II
                               Other Information
                                    Item 5
                               Other Information
                                    (NONE)

                   Aqua Clara Bottling & Distribution, Inc.
                                And Subsidiary
                                    Part II
                               Other Information
                                    Item 6
                             Exhibits and Reports


Exhibits and Reports on Form 8-K

          (a)  Exhibits

          21.1 Subsidiaries
          27   Financial Data Schedules


          (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 17, 2000              AQUA CLARA BOTTLING & DISTRIBUTION, INC.



                                      By:   /s/ John C. Plunkett
                                            -----------------------------------
                                            John C. Plunkett
                                            President, Chief Executive Officer

                                 EXHIBIT INDEX



     EXHIBIT NO.         DESCRIPTION
     -----------         -----------
         21.1            Subsidiaries
         27              Financial Data Schedules