Form 10QSB
period 2000-12-30
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2001-02-20
CIK 1020477

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-QSB
                                 -----------

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended December 30, 2000
                               -----------------

          AQUA CLARA BOTTLING AND DISTRIBUTION, INC. AND SUBSIDARY
          --------------------------------------------------------

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

As of December 30, 2000, the registrant had 65,463,946 shares of common stock outstanding at no par value.

Part 1
Financial Information
(Item 1)
Aqua Clara Bottling & Distribution, Inc. and Subsidiary
Consolidated Balance Sheet
(unaudited)

                                                          As Of
                                                     December 30, 2000
                                                     -----------------
Assets
Current assets:
Cash                                                           850
Accounts receivable                                         34,037
Other receivable                                            17,820
Inventories                                                179,232
Prepaid expenses and other current assets                   27,980
                                                        ----------
Total Current Assets                                       259,919

Property, plant, and equipment,
  net of accumulated depreciation                        1,757,337
Other assets                                                 1,506
                                                        ----------
Total Assets                                             2,018,762
                                                        ==========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade                                    179,813
Accrued expenses                                           149,655
Current maturities of long term debt                       189,823
Current obligations under capital leases                     5,589
Due to stockholders                                        316,456
Other current liabilities                                   58,754
                                                        ----------
Total current liabilities                                  900,090

Long-term debt, less current maturities                    156,137
Obligation under capital leases, less
  current portion                                           10,429
                                                        ----------
Total Liabilities                                        1,066,655

Stockholders' equity:
Preferred stock; no par value, 5,000,000 shares
  authorized; 100 shares issued
  and outstanding                                           74,601
Common stock; no par value, 100,000,000 shares
authorized; 65,463,946 shares
issued and outstanding                                   9,146,199
Additional paid in capital                               2,083,923
Accumulated deficit                                    (10,352,617)
                                                        ----------
Total Stockholders' Equity                                 952,107

Total Liabilities and Stockholders' Equity               2,018,762
                                                        ==========


See accompanying notes to consolidated financial statements.

Part 1
Financial Information
(Item 3)
Aqua Clara Bottling & Distribution, Inc. and Subsidiary
Consolidated Statements of Operations
(unaudited)


                                    For The Three Months Ended                 For The Nine Months Ended
                                 Dec 30, 2000          Jan 1, 2000           Dec 30, 2000          Jan 1, 2000
                                 ------------          -----------           ------------          -----------


Sales                                 70,197                29,755                247,161               207,663
Cost of sales                         74,170                87,457                264,850               187,660
                                 -----------           -----------           ------------          ------------

Gross profit                          (3,972)              (57,702)               (17,688)               20,003

General, administrative,
  and sales expenses                 226,075               489,543              1,057,006             1,398,523

Stock Options Forfeited                    0                     0               (410,020)                    0

Operating profit/(loss)             (230,048)             (547,245)              (664,675)           (1,378,520)

Other income (expense):
Interest expense                     (12,708)             (151,335)               (49,168)             (159,400)
Interest and other income                  0                 1,070                      0                 1,070
Gain (loss) on sale of assets              0                     0                      0               (10,415)
Other expense                              0              (110,525)                     0              (110,782)
                                 -----------           -----------           ------------          ------------
Net other income (expense)           (12,708)             (260,790)               (49,168)             (279,527)


  Net  income/(loss)                (242,756)             (808,035)              (713,843)           (1,658,047)

Dividends on preferred stock:              0               142,565                 29,196               253,238

Net income/(loss) applicable
  to common stock                   (242,756)             (950,600)              (743,039)           (1,911,285)

Basic loss per common share      $  (0.00372)          $  (0.02409)          $   (0.01135)         $   (0.06568)

Weighted average common
  shares outstanding              65,176,774            39,461,824             63,200,555            29,100,937




See accompanying notes to consolidated financial statements.

Part 1
Financial Information
(Item 5)
Aqua Clara Bottling & Distribution, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)


                                                        For the three months ended           For the nine months ended
                                                      Dec 30, 2000          Jan 1, 2000    Dec 30, 2000          Jan 1, 2000
                                                      ------------          -----------    ------------          -----------

Operating activities:
Net income / (loss)                                   $   (242,756)         $  (814,035)   $   (713,843)         $(1,658,047)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Allowance for doubtful accounts                               0                    0               0                    0
   Loss (gain) on sales of assets                                0                    0               0               10,415
   Depreciation                                             28,599               29,027          85,284               83,510
   Issuance of stock options to employees                   12,999              416,000          39,001                    0
   Forfiture of stock options                                    0                    0        (410,020)                   0
   Issuance of stock options for S-1                             0                    0               0                    0
   Beneficial conversion feature of debentures                   0                    0               0                    0
   Issuance of common stock for services                    29,926              142,823         209,654                    0
   (Increase) decrease in cash casued by changes in:
     Accounts receivable                                       404              (21,089)        (23,244)              46,147
     Other receivable                                      (17,820)                   0         (17,820)                   0
     Inventories                                            26,413               21,618         110,913              (38,389)
     Prepaid expenses & other current assets                44,048               12,417         370,205             (395,181)
     Accounts payable                                       58,544              (42,253)         47,756             (336,707)
     Accrued expenses                                       38,715                 (160)        (87,418)            (225,588)
     Deferred revenue                                       (1,524)              (3,000)              0                    0
     Other current liabilities                              17,336                2,444          58,753              (39,293)
     Stockholder accrual                                    (5,000)             (75,468)        (17,697)            (247,656)
                                                      ------------          -----------    ------------          -----------
  Net cash used in operating activities                    (10,116)            (331,676)       (348,476)          (2,800,789)

Investing activities:
  Purchase of property, plant and equipment                 (7,704)                   0          (9,951)             (40,472)
                                                      ------------          -----------    ------------          -----------

Financing activities:
  Proceeds from borrowings                                       0               75,000         155,010            3,059,762
  Payments on borrowings                                    (1,398)                   0          (4,350)            (208,244)
  Payments on capital lease obligations                     (1,374)                   0          (4,583)                   0
  Net proceeds from issuance of stock                       12,220              250,000         192,220                    0
                                                      ------------          -----------    ------------          -----------
Net cash provided by financing activities                    9,448              325,000         338,297            2,851,518
                                                      ------------          -----------    ------------          -----------

Net (decrease) increase in cash                             (8,372)              (6,676)        (20,130)              10,257

Cash, beginning of period                                    9,222               26,893          20,980                9,960
                                                      ------------          -----------    ------------          -----------
Cash, end of period                                   $        850          $    20,217    $        850          $    20,217
                                                      ============          ===========    ============          ===========



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

          During the period ended July 1, 2000, the Company raised $55,000 through a private offering of its common stock. During the period ended September 30, 2000, the Company raised an additional $125,000 as part of the same offering. During the period ended December 30, 2000, the Company raised an additional $12,220.00 as part of the same offering. The proceeds from the offering are being used to fund operations.

(2)      Inventories

         Inventories consist of the following at December 30, 2000:

              Raw materials           $         48,217
              Work in progress                     182
              Finished goods                   130,833
                                      ----------------
                                      $        179,232
                                      ================

(3)      Property, Plant, and Equipment

         Property, plant, and equipment consist of the following at December 30, 2000:

              Land                          $         90,000
              Building                               926,520
              Machinery and equipment              1,022,795
              Vehicles                                22,393
                                            ----------------
              Total                                2,061,708
              Less accumulated depreciation         (304,371)
                                            ----------------
                                            $      1,757,337
                                            ================

         The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.

(4)      Due To Stockholders

         Due to stockholders consists of notes payable and due upon demand. Interest on these notes accrues at rates between 5% to 8%.

(5)      Long-Term Debt

         Long-term debt at December 30, 2000 consists of:

             Note payable: Secured 8% Series B Convertible Debenture was raised in June 1999. The Company anticipates that the remainder of the note will be converted into common stock

             Series B Convertible Debentures           $   50,000

             Note payable: interest at 10%, secured
             by building                                  134,451

             Note payable:  Interest at 5%, secured
             by building                                  155,010

             Installment note payable; interest at
             10.5%; payments $461 per month including
             interest; collateralized by a vehicle          6,499
                                                       ----------
             Long-term debt                            $  345,960

             Less current installments                    189,823
                                                       ----------

             Long-term debt, less current
               installments                            $  156,137
                                                       ==========

(6)     Income Taxes

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

   Aqua Clara Bottling & Distribution, Inc. And Subsidiary

                        Part II
          Management's Discussion and Analysis
                          Of
       Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The operation profit for the 9 month period ended December 30, 2000 was ($664,675) with general and administrative, and selling expenses totaling $1,057,006. Sales for the period were $274,161. The period performance was significantly affected by charges for prepaid and professional services and for previously committed services.

The Company intends to increase spending over the next six months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

LIQUIDITY AND CAPITAL RESOURCES

During the period ending July 1, 2000, the Company raised $55,000 through a Rule 506 Offering. Subsequent to July 1, the Company raised an additional $137,220 via the same Offering. The proceeds of this raise are being used to fund continued operation of the Company.

The Company has no plans or arrangements in place with respect to additional capital sources at this time. The Company has no significant lines of credit available to it at this time. There are no assurances that additional capital will be available to the Company when or if required.

Although the Company expects to experience losses in the 4th quarter of fiscal year 2001 (ended March 31, 2001), management believes that the losses will continue to decrease and a break-even point could be reached in the near term. Inflation has not had a significant impact on the Company's results of operations.

BUSINESS AND PLAN OF OPERATION

GENERAL

Prior information pertaining to Aqua Clara Bottling &
Distribution, Inc. can be found in the Annual Report for the fiscal year ended April 1, 2000, and in the Quarterly report for the period ended September 30, 2000.

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

   Aqua Clara Bottling & Distribution, Inc. And Subsidiary

                         Part II
                    Other Information

                          Item 2
                   Changes In Securities


Regulation D, Rule 506 Offering

During the period ended July 1, 2000, the Company issued 532,173 shares of common stock in exchange for $55,000 as part of a Limited Offering exempt from registration under Rule 506 of Regulation D. During the period ended September 30, 2000, the Company issued an additional 1,209,485 common shares in exchange for an additional $125,000 as part of the same offering. During the period ended December 30, 2000, the Company issued an additional 200,000 common shares in exchange for an additional $12,220.00 as part of the same offering.

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

                         Part II
                    Other Information

                         Item 4
       Submission of Matter to a Vote of Security Holders


                         (NONE)

   Aqua Clara Bottling & Distribution, Inc. And Subsidiary

                         Part II
                   Other Information

                         Item 5
                   Other Information


During the period ended December 30, 2000, Mr. Rentao P. Mariani resigned from the Board of Directors of Aqua Clara Bottling & Distribution, Inc. Mr. Mariani did not provide any reason for his resignation and his position on the Board has not been filled.

   Aqua Clara Bottling & Distribution, Inc. And Subsidiary

                         Part II
                     Other Information

                         Item 6
                   Exhibits and Reports


Exhibits and Reports on Form 8-K

     (a)     Exhibits

             21.1    Subsidiaries


     (b)     Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three month period ended December 30, 2000.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 15, 2001        AQUA CLARA BOTTLING & DISTRIBUTION, INC.




                                By:____/S/John C. Plunkett____________
                                   John C. Plunkett
                                   President, Chief Executive Officer

                           EXHIBIT INDEX


EXHIBIT
NO.          DESCRIPTION
-------      -----------
21.1         Subsidiaries