Form 10KSB
period 2001-03-31
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2001-06-29
CIK 1020477

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended March 31, 2001


                   AQUA CLARA BOTTLING AND DISTRIBUTION, INC.


FLORIDA                                                   EIN 84-1352529

1315 Cleveland Street                                         33755-5102
Clearwater, Florida

(727) 446-2999
www.aquaclara.com

Securities registered under Section 12(b) of the Exchange Act:

Common Stock par                                 National Association of
value $0.00 per share                                 Securities Dealers

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

State issuer's revenues for its most recent fiscal year.  $339,635

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices to such stock as of a specified date within 60 days. $10,170,147 (Based on price of $0.145 on March 31, 2001 and 70,138,946 shares held by non-affiliates)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of March 31, 2001; 74,963,946 Common Stock and 100 Preferred Stock.

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

History
-------

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

During the year ending March 31, 2001, the Company entered into a Master Distribution and Marketing arrangement with SerVen Rich, Inc. In conjunction with this arrangement, the Company entered into a Promotion/Spokesperson arrangement with Richard Williams, father of professional tennis stars Venus and Serena Williams. While the fiscal year ended before the Company derived significant benefit of these arrangements, subsequent developments indicate that Company sales will increase significantly. The Company also entered into a national purchase agreement for its products with General Nutrition Corporation.

The Company's principal executive offices are located at 1315
Cleveland St., Clearwater, Florida 33755, and its telephone number is
(727) 446-2999.

Business Development
--------------------

The Company's primary focus is the production/distribution of oxygen enriched bottled water in small package, PET, containers ranging in size from .5 liter to 1.5 liters. The points of purchase are grocery stores, convenience stores, gas station markets, health spas and vitamin/health food stores.

Aqua Clara is convinced the public will readily accept the necessity and benefits of both highly purified water and oxygen. Oxygen is literally the breath of life; oxygen is a natural energizer and body purifier. Oxygen is odorless and tasteless, as well as non-carbonated. As such, the Company's water tastes like a fine premium bottled water - light and crisp. Oxygen does not produce the unhealthy "jolt" associated with caffeine products. Rather, it is believed to create a feeling of physical well being and mental clarity. There can be no assurance, however, that the Company's products will achieve consumer acceptance. Consumer preferences are inherently subjective and subject to change.

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

Strategy
--------

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

Although the Company will distribute its own product in certain areas, primarily the Company will sell to qualified third party distributors. These third party distributors will have the right to distribute to retail outlets in defined geographic areas. A large number of potential distributors have contacted the Company regarding potential
distribution of its oxygen enriched bottled water.   The Company has
entered into arrangements for distribution of its products in the Northeast, Southern, and Western United States. Additional possible distribution channels are currently under development.

Water Sources
-------------

Under Food and Drug Administration (FDA) guidelines, bottled water must contain fewer than 500 parts per million ("ppm") of total dissolved solids. Varying amounts and types of dissolved solids provide different tastes to water. The Company uses FDA and International Bottled Water Association (IBWA) approved water sources.

Facilities
----------

The Company operating facilities include the plant building with approximately 14,000 sq. ft. under roof with an exposed four-bay loading dock sitting on 2.1 acres in Clearwater, Florida. Approximately 2,400 sq. ft. is utilized for office facilities and the rest is used for bottling and warehouse operations. The remodeling of the building was completed in fiscal year 1999 for approximately $600,000. The bottling line is rated at 160 bottles/min., or, practically, 1,350 24-bottle cases of 20-oz. bottled water each shift, and is currently fully operational and running as expected.

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

Employees
---------

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

Competition
-----------

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

Seasonality
-----------

The market for bottled water is seasonal, with approximately 70% of sales taking place in the seven months of April through October inclusive. As a result of seasonality, the Company's staffing and working capital requirements will vary during the year.

Trademarks
----------

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

Regulation
----------

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

Civil Litigation in the Circuit Court of the Sixth Judical Circuit in and for Pinellas County - Rand L. Gray and Kathleen Gray v. Aqua Clara Bottling & Distribution, Inc. et al., Pinellas County, Case No. 00-2122-C1-021. This case arises out of an alleged breach of an employment contract. An Amended Complaint was filed by the Plaintiffs on June 26, 2000. The Amended Complaint alleges 6 counts: Count I - Foreclosure of Mortgage; Count II - Foreclosure of Security Interest on Personal Property; Count 3 - Damages on promissory Note; Count IV - Damages for Breach of employment Agreement; Count V - Damages for Breach of Severance Agreement; and Count VI-Damages for Breach of Indemnity Agreement. Our response to Plaintiffs' Amended Complaint is due July 17, 2000. Settlement negotiations have failed and litigation previously stayed has become active. A counter-claim seeking damages has been filed.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fiscal year ended March 31, 2001, there were no matters submitted to shareholders.



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

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period since January 2, 1999. Such information reflects inter dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

        Quarter Ended            High          Low
        -------------           ------         ------
        January 2, 1999         $ .91          $ .15
        April 3, 1999             .48            .08
        July 3, 1999              .475           .22
        October 2, 1999           .43            .12
        January 1, 2000           .20            .08
        April 2, 2000             .47            .125
        July 1, 2000              .335           .135
        September 30, 2000        .18            .10
        December 31, 2000         .12            .048
        March 31, 2001            .19            .066


As of March 31, 2001, there were approximately 392 record holders of Company common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Dividend Policy
---------------

The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations. Common stock was issued in lieu of dividends upon the conversion of Preferred A shares, leaving 100 shares of Preferred Stock outstanding.

Recent Sales of Unregistered Securities
---------------------------------------

From July to October, 2000, the company issued 1,941,658 shares of common stock to investors in exchange for $192,220. These shares were subsequently registered with the SEC via a filing declared effective October 23, 2000.


Item 6.  Management's Discussion and Analysis or Plan of Operation

The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Results of Operations
---------------------

Sales for the fiscal years ending March 31, 2001 and April 1, 2000 were $339,635 and $293,980 respectively. The lower than expected sales amount is the result of the Company's inability to find major distributors or retail chains to purchase large quantities of product.

The Gross Margin for the fiscal years ended March 31, 2001 and April 1, 2000, were ($13,882) and $64,141 respectively. Selling and general administrative expenses for the fiscal years were $1,887,198 and $2,917,367.

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

Net Operating Losses
--------------------

The Company has accumulated approximately $5,836,000 of net operating loss carryforwards as of March 31, 2001, which may be offset against future taxable income. The carryforwards begin to expire in 2011.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company has reserved for the deferred tax asset arising from net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the fiscal year ending March 31, 2001, the Company raised $192,220 through the issuance of 1,941,658 shares of common stock. The proceeds of this raise were used to finance our continued operations.

The Company has no plans or arrangements in place with respect to additional capital sources at this time. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Although the Company expects to have continued losses in the first quarter of fiscal year 2002, management believes that the losses will continue to decrease and a break-even point could be reached in the second quarter of this year. Inflation has not had a significant impact on the Company's results of operations.

Risk Factors and Cautionary Statements
--------------------------------------

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

                    Independent Auditors' Report
                    ----------------------------


To the Board of Directors of
   Aqua Clara Bottling & Distribution, Inc. and Subsidiary:


We have audited the accompanying consolidated balance sheet of Aqua Clara Bottling & Distribution, Inc. and Subsidiary as of March 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2001 and April 1, 2000. These consolidated financial statements are the responsibility of management of Aqua Clara Bottling & Distribution, Inc. and Subsidiary. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Clara Bottling & Distribution, Inc. and Subsidiary as of March 31, 2001 and the results of their operations and cash flows for the years ended March 31, 2001 and April 1, 2000, in conformity with generally accepted accounting principles.

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


/s/Tedder, James, Worden & Associates, P.A.


May 31, 2001
Orlando, Florida

          AQUA CLARA BOTTLING & DISTRIBUTION, INC., AND SUBSIDIARY

                         Consolidated Balance Sheet

                                March 31, 2001

                              Assets
                              ------
Current assets:
  Cash                                                          $      6,674
  Accounts receivable                                                 35,929
  Inventories                                                        121,922
  Prepaid expenses and other current assets                          782,209
                                                                ------------
     Total current assets                                            946,734

Property, plant, and equipment, net                                1,727,401
Other assets                                                           5,598
                                                                ------------
     Total assets                                               $  2,679,733
                                                                ============

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
  Accounts payable                                              $    165,923
  Accrued expenses                                                   189,670
  Due to related party                                               189,980
  Current maturities of long-term debt                               192,220
  Current obligation under capital leases                              7,930
  Due to stockholders                                                378,331
                                                                ------------
     Total current liabilities                                     1,124,054

Obligations under capital leases,
  less current obligations                                             7,629
                                                                ------------
     Total liabilities                                             1,131,683

Stockholders' equity:
  Preferred stock, no par value, 5,000,000
    shares authorized, 100 shares issued
    and outstanding                                                   74,602
  Common stock, no par value, 100,000,000
    shares authorized, 74,963,946 shares
    issued and outstanding                                        10,164,398
  Common stock subscription receivable                               (20,000)
  Additional paid-in capital                                       2,960,942
  Accumulated deficit                                            (11,631,892)
                                                                ------------
     Total stockholders' equity                                    1,548,050
                                                                ------------
     Total liabilities and stockholders' equity                 $  2,679,733
                                                                ============

See accompanying notes to financial statements.

            AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

                       Consolidated Statements of Operations

               For the years ended March 31, 2001 and April 1, 2000

                                                        2001            2000
                                                   -----------      ----------
Sales                                             $    339,635         293,980
Cost of sales                                          353,517         229,839
                                                   -----------      ----------
     Gross margin                                      (13,882          64,141

Selling, general and administrative expenses         1,887,198       2,917,367
                                                   -----------      ----------
     Operating loss                                 (1,901,080)     (2,853,226)

Other income (expense):
  Interest expense                                     (92,868)       (624,852)
  Interest and other income                                830           8,420
  Loss on sale of assets                                     -          (5,791)
                                                   -----------      ----------
     Net other expense                                 (92,038)       (622,223)
                                                   -----------      ----------
Net loss                                            (1,993,118)     (3,475,449)

Dividends on preferred stock:
  Paid by issuing common stock and 8%
    cumulative dividends not accrued                     8,500          88,000
                                                   -----------      ----------
Net loss applicable to common stock                 (2,001,618)     (3,563,449)
                                                   ===========      ==========
Basic and diluted loss per share                   $     (0.03)          (0.12)
                                                   ===========      ==========
Weighted average common shares
  outstanding                                       64,935,359      30,942,463
                                                   ===========      ==========



See accompanying notes to financial statements.

          AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

       Consolidated Statements of Changes in Stockholders' Equity

             For the years ended May 31, 2001 and April 1, 2001

                                    Preferred Stock           Common Stock        Paid-In    Accumulated   Subscription
                                 Shares    Amount        Shares       Amount      Capital      Deficit     Receivable      Total
                                 ------  -----------   ----------  -----------   ---------   -----------   ------------  ---------

Balances, April 3, 1999           1,676  $ 1,250,284   16,160,523    3,772,285   1,417,391    (5,760,112)         -        679,848

Issuance of common stock for
  services and $147,009               -            -    8,501,632    2,293,144           -             -          -      2,293,144

Conversion of debentures              -            -   12,394,597      900,000           -             -          -        900,000

Conversion of preferred stock    (1,476)  (1,101,081)  18,958,035    1,101,081           -             -          -              -

Preferred stock dividends             -            -    2,946,064      374,017           -      (374,017)         -              -
Issuance of stock options to
  employees                           -            -            -            -     494,000             -          -        494,000
Allocation of beneficial
  conversion feature of
  debentures                          -            -            -            -     543,551             -          -        543,551

Net loss                              -            -            -            -           -    (3,475,449)         -     (3,475,449)
                                 ------  -----------   ----------  -----------   ---------   -----------   ------------  ---------

Balances, April 1, 2000             200      149,203   58,960,851    8,440,527   2,454,942    (9,609,578)         -      1,435,094

Common stock subscription
  receivable                          -            -            -            -           -             -        (20,000)   (20,000)

Issuance of common stock for
  services and $212,220               -            -   12,837,814    1,420,074           -             -          -      1,420,074

Conversion of debentures              -            -    1,920,205      200,000           -             -          -        200,000

Conversion of preferred stock      (100)     (74,601)   1,121,885       74,601           -             -          -              -

Preferred stock dividends             -            -      123,191       29,196           -       (29,196)         -              -

Issuance of stock options to
  employees                           -            -            -            -   1,000,000             -          -      1,000,000

Stock options forfeited               -            -            -            -    (494,000)            -          -       (494,000)

Net loss                              -            -            -            -           -    (1,993,118)         -     (1,993,118)
                                 ------  -----------   ----------  -----------   ---------   -----------   ------------  ---------

Balances, March 31, 2001            100  $    74,602   74,963,946  $10,164,398   2,960,942   (11,631,892)       (20,000) 1,548,050
                                 ======  ===========   ==========  ===========   =========   ===========   ============  =========


See accompanying notes to consolidated financial statements.

           AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows

              For the years ended March 31, 2001 and April 1, 2000

                                                              2001                 2000
                                                          -------------       -------------
Cash flows from operating activities:
  Net loss                                                 $(1,993,118)          (3,475,449)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Allowance for doubtful accounts                                -              (10,000)
      Loss on sales of assets                                        -                5,791
      Depreciation                                             118,128              113,248
      Issuance of stock options to employees                 1,000,000              494,000
      Stock options forfeited                                 (494,000)                   -
      Beneficial conversion feature of debentures                    -              543,551
      Issuance of common stock for services                  1,207,854            2,146,135
      Increase (decrease) in cash caused by changes in:
        Accounts receivable                                    (25,136)              47,292
        Inventories                                            168,223             (227,416)
        Prepaid expenses and other current assets             (388,116)            (371,599)
        Accounts payable                                        33,866             (294,426)
        Accrued expenses                                       (52,649)             (11,275)
        Due to related parties                                 189,980                    -
        Other current liabilities                                    -              (26,692)
                                                          ------------        -------------
          Net cash used in operating activities               (234,968)          (1,066,840)

Cash flows from investing activities:
  Purchase of property, plant and equipment                    (12,860)             (43,690)
                                                          ------------        -------------



See accompanying notes to consolidated financial statements.

           AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              For the years ended March 31, 2001 and April 1, 2000

                                                                   2001                 2000
                                                               -------------       -------------
Cash flows from financing activities:
  Proceeds from borrowings                                                 -           1,286,000
  Payments on borrowings                                              (3,080)           (270,825)
  Proceeds from due to stockholders                                   49,424             306,246
  Payment on due to stockholders                                           -            (342,159)
  Payments on capital lease obligations                               (5,042)             (4,721)
  Net proceeds from issuance of stock                                192,220             147,009
                                                               -------------       -------------
      Net cash provided by financing activities                      233,522           1,121,550
                                                               -------------       -------------
      Net (decrease) increase in cash                                (14,306)             11,020

Cash, beginning of year                                               20,980               9,960
                                                               -------------       -------------
Cash, end of year                                              $       6,674              20,980
                                                               =============       =============

Supplemental disclosures of cash flow information
  and non-cash investing and financing activities:
    Cash paid for interest                                     $      27,706              30,600
                                                               =============       =============

  During the years ended March 31, 2001 and April 1, 2000,
    $200,000 and $900,000, respectively, of debentures were converted into 1,920,205 and 12,394,597 common shares, respectively.

  During the years ended March 31, 2001 and April 1, 2000,
    100 and 1,476 shares, respectively, of preferred stock were converted into 1,121,885 and 18,958,035 common shares, respectively.

  During the years ended March 31, 2001 and April 1, 2000, preferred stock dividends were settled through the issuance of 123,191 and 2,946,064 common shares, respectively.

  During the year ended April 1, 2000, the Company incurred a capital lease obligation of $9,731 when it acquired new equipment.



See accompanying notes to consolidated financial statements.

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


(1)	Description of Business, Going Concern and Management Plans and
        Intentions

The accompanying consolidated financial statements of Aqua Clara
Bottling & Distribution, Inc. (the "Company") include the financial statements of its wholly owned subsidiary, Pocotopaug
Investment, Inc. Intercompany transactions and accounts have been eliminated upon consolidation.

The Company is engaged in the production, bottling, selling, and distribution of non-sparkling purified drinking water products in containers ranging from .5 to 1.5 liters in size. During the year ended April 3, 1999, the Company began producing oxygenated water. It is the Company's intent to find a market niche in oxygen-enriched water.

The Company continues to experience net losses and a working capital deficit. These factors, combined with the fact that the Company has not generated positive cash flows from operations, raise substantial doubt about the Company's ability to continue as a going concern. Management intends to fund its operations through the offering of additional shares of common stock for sale, refinancing its existing debt, and obtaining a line of credit. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary in the event the Company cannot continue in existence.

(2)     Significant Accounting Policies

(a)     Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market.

(b)     Property, Plant, and Equipment

        Property, plant, and equipment are recorded at cost. Equipment under capital leases is amortized over the shorter of the lease term or the estimated economic life of the property. Amortization expense is included as a component of depreciation expense. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets as follows:
                                            Estimated Useful Lives
                                            ----------------------

              Building                             25 years
              Machinery and equipment            5 - 15 years
              Vehicles                              5 years

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


(2)	Significant Accounting Policies, Continued

(c)	Preferred Stock

        The Company charges to retained earnings and credits its additional paid-in capital for the amortization of the intrinsic value of the conversion feature of its preferred stock in accordance with the statements issued by the Securities and Exchange Commission.

(d)	Common Stock

        Shares of common stock issued for other than cash have been assigned amounts based on quoted prices on the measurement date. The Company records shares as outstanding at the time the Company becomes contractually obligated to issue shares.

(e)	Basic Loss Per Share

        Basic loss per share is based on the weighted average number of common shares outstanding during each period. In computing dilutive earnings per share, preferred shares convertible into common stock and debentures convertible into common stock were excluded because their effects were antidilutive.

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

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


(2)	Significant Accounting Policies, Continued

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

        During the year ended March 31, 1997, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) became effective for the Company. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25, however, additional disclosures including the pro forma effect of the adoption of SFAS 123 are required (see Note 11).

(j)	Fiscal Year

        The Company's fiscal year end is determined based on 13-week quarters.

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


(2)	Significant Accounting Policies, Continued

(k)	Business Risk

        During the year ended March 31, 2001, a significant portion of the Company's sales were concentrated with a related party. This customer accounted for approximately 19% of the Company's sales.

        During the year ended April 1, 2000, a single customer accounted for approximately 38% of the Company's sales. Prior to April 1, 2000, this single customer discontinued purchasing from the Company.

(l)	Reclassifications

        Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 presentation.


(3)	Inventories

Inventories consist of the following at March 31, 2001:

             Raw materials           $    48,934
             Finished goods               72,988
                                     -----------
                                     $   121,922
                                     ===========

At March 31, 2001, finished goods inventories were reduced by approximately $37,000 to adjust the carrying value of certain finished goods to market.


(4)	Prepaid Expenses

Subsequent to March 31, 2001, the Company entered into a distributor agreement granting the Distributor the license to sell the Company's products using a modified label, as reviewed and approved by the Company. The initial term of the agreement is a five-year period beginning April 11, 2001. In connection with this agreement, the Distributor has guaranteed sales and distribution of a minimum of 3,000,000 cases of product during the initial five-year contract period. In consideration of this guarantee, the Company issued 3,000,000 free trading shares of its common stock prior to March 31, 2001. As the initial five-year contract period does not begin until April 2001 the entire amount has been deferred and is included as a component of prepaid expenses and other current assets on the accompanying balance sheet.

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


(5)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following at March
31, 2001:

               Land                              $       90,000
               Building                                 926,520
               Machinery and equipment                1,025,704
               Vehicles                                  22,393
                                                 --------------
                                                      2,064,617
               Less accumulated depreciation            337,216
                                                 --------------
                 Total property, plant, and
                   equipment, net                $    1,727,401
                                                 ==============

For the years ended March 31, 2001 and April 1, 2000, depreciation expense amounted to $118,128 and $113,248, respectively. The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.

As of March 31, 2001, the Company had not paid real estate taxes relating to the calendar years ended December 31, 2000 and 1999 on its real property. This real property includes the plant and the corporate offices. Property taxes payable, and estimated accrued penalties and interest thereon have been accrued and are included in accounts payable in the accompanying financial statements.


(6)	Due to Stockholders

Due to stockholders consists of the following at March 31, 2001:

   Notes payable, including accrued
     interest, to stockholders; due on
     demand with interest accrued at 8%,
     collateralized by a security
     interest in real property                       $   323,459
   Deferred salaries with interest accrued at 5%          54,872
                                                     -----------
             Total due to stockholders               $   378,331
                                                     ===========


(7)    Long-Term Debt

Long-term debt at March 31, 2001 consists of:

   Mortgage payable; interest 10% payable
     monthly; unpaid principal due June 1, 2001;
     collateralized by real property                 $  136,000

   Installment note payable; interest 10.5%;
   payments $462 per month including interest;
   collateralized by a vehicle                            6,220

   Secured series "B" convertible debentures
     ("Debentures"), interest 8%, matured
     during June 2000.  The Debentures are
     convertible at any time prior to maturity, at the option of the holder, into common

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


     shares at a conversion price equal to 65%
     of the three day average closing bid price
     prior to the date of conversion; secured
     by real estate and personal property                50,000
                                                     ----------

         Long-term debt                                 192,220

     Less current installments                          192,220
                                                     ----------
         Total long-term debt, less
           current installments                      $        -
                                                     ==========


The Company is actively seeking alternative financing methods to satisfy its mortgage note payable and its convertible debentures.

Considering the beneficial conversion feature of the debentures, the Company allocated $543,551 of the proceeds raised from the issuance of these debentures, which represents the intrinsic value of the conversion feature, to additional paid-in capital. Because the debentures are convertible at the date of issuance, the proceeds allocated to additional paid-in capital were charged to interest expense at the date of issuance.

(8)	Lease Commitments

Obligations Under Capital Leases

At March 31, 2001, the Company is obligated under long-term capital leases for equipment. The following is a schedule by year of future minimum lease payments under these capital leases.

          2002                                     $     7,930
          2003                                           6,791
          2004                                           2,353
                                                   -----------
              Total lease payments                      17,074
          Less amount representing interest
            (6.5% - 8%)                                  1,515
                                                   -----------
              Present value of lease payments           15,559
          Less current obligation                        7,930
                                                   -----------
              Total lease commitments              $     7,629
                                                   ===========

Operating Leases

During the year ended March 31, 2001, the Company rented vehicles and equipment under operating leases. At March 31, 2001, only one lease remained effective, the remaining term is less than one year. Rent expense amounted to approximately $13,000 and $22,000 for the years ended March 31, 2001 and April 1, 2000, respectively.

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


(9)	Income Taxes

No provision for income taxes is recorded due to the amount of tax losses incurred since inception. The Company had unused net operating loss carryforwards to offset against future years' taxable income of approximately $5,836,000, which begin expiring in years after 2011. Temporary differences giving rise to the deferred tax assets consist primarily of the net operating loss carryforward. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

Deferred tax assets consist of the following at March 31, 2001:

      Deferred tax assets:
        Net operating loss carryforwards        $   2,196,000
        Other                                         267,000
                                                -------------
           Gross deferred tax assets                2,463,000
        Valuation allowance                         2,463,000
                                                -------------
           Net deferred tax assets              $           -
                                                =============

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


(10)	Commitments and Contingencies

A former officer of the Company filed suit against the Company for approximately $80,000 of accrued wages and loans that took the form of a mortgage on the property. This claim also seeks 1,350,000 shares of the Company's common stock. The Company has accrued approximately $80,000, relating to the accrued wages and loans, in the accompanying financial statements. However, the Company asserts that all or a majority of the number of common shares due is a frivolous claim and has not included any amount related to these shares in the accompanying financial statements.

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


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

As of March 31, 2001, approximately $27,000 of cumulative preferred dividends are in arrears.

During the years ended March 31, 2001 and April 1, 2000, 100 and 1,476 shares, respectively, of the preferred stock were converted into 1,121,885 and 18,958,035 common shares, respectively. These conversions include the 5% increase as the Company failed to register the shares within the 120-day time frame and all unpaid dividends on the preferred stock. The remaining preferred stock if converted using the aforementioned 65% of the average of the market price of the common stock, at March 31, 2001, would convert to a maximum of approximately 1,250,000 common shares which reflects the 5% additional shares issuable and unpaid dividends on the preferred stock.

During the years ended March 31, 2001 and April 1, 2000, $200,000 and $900,000, respectively, of debentures were converted into 1,920,205 and 12,394,597 common shares, respectively.


(12)	Stock Options

During the year ended March 31, 2001, the board of directors of the Company granted stock options to an officer and two directors of the Company. Each recipient was granted 6,000,000 stock options with an exercise price of $.01. The stock options vest 33% immediately and 33% each year for the next 2 years. Stock options issued to directors are valued at fair value using an option-pricing model.

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


During the year ended April 1, 2000, the Company entered into employment agreements with two officers of the Company. The employment agreements included 6,000,000 stock options granted with an exercise price of $.01. The stock options vest 20% immediately and 20% each year for the next four years. The number of shares covered by these stock options and the exercise price shall be proportionally adjusted for any change in the number of issued shares subsequent to June 3, 1999. During the year ended March 31, 2001 the stock options issued in connection with these employment agreements were forfeited.

Stock options transactions are summarized as follows:

                                                Stock        Weighted Avg.
                                               Options       Exercise Price
                                              ---------      --------------
     Outstanding at April 3, 1999                     -      $         -
       Granted                                6,000,000              .01
       Exercised                                      -                -
       Forfeited                                      -                -
                                             ----------
     Outstanding at April 1, 2000             6,000,000              .01
       Granted                               18,000,000              .01
       Exercised                             (2,000,000)             .01
       Forfeited                             (6,000,000)             .01
                                             ----------
     Outstanding at March 31, 2001           16,000,000      $       .01
                                             ==========
     Shares exercisable at April 1, 2000      1,200,000      $       .01
                                             ==========
     Shares exercisable at March 31, 2001     4,000,000      $       .01
                                             ==========


The Company applies APB 25 and related interpretations in accounting for the stock options. Accordingly, the Company recognized $506,000 and $494,000 in compensation expense during the year ended March 31, 2001 and April 1, 2000, respectively, related to the stock options issued. For companies electing to use APB 25, SFAS 123 requires pro forma disclosures determined through the use of an option-pricing model as if the provisions of SFAS 123 had been adopted.


(12)	Stock Options, Continued

The weighted average fair value at the date of grant for options granted during the years ended March 31, 2001 and April 1, 2000 was $.142 and $.270 per share, respectively. The fair value of the options granted was estimated on the date of grant using the Black-Scholes Option Pricing Model with the following assumptions:

       AQUA CLARA BOTTLING & DISTRIBUTION, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements

                   March 31, 2001 and April 1, 2000


                                       2001             2000
                                     --------        ---------
     Expected dividend yield               0%               0%
     Expected volatility              119.85%          174.16%
     Risk free interest rate            5.30%            5.30%
     Expected term in years                 2                4

If the Company had adopted the provisions of SFAS 123, net loss for the years ended March 31, 2001 and April 1, 2000 would have increased by $5,000 and $14,000, respectively, and basic loss per share would remain unchanged.


(13)	Related Party Transactions

The Company has transactions with affiliated companies. For the years ended March 31, 2001 and April 1, 2000, sales to affiliated entities amounted to $65,000 and $9,400, respectively. Amounts receivable related to these sales amounted to $5,000 as of March 31, 2001 and are included as a component of accounts receivable.

Additionally, an affiliated entity advanced the Company funds in order to meet its cash flow requirements. As of March 31, 2001, amounts due to related parties totaled $189,980.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Accountants have not expressed any disagreeing opinions regarding the Company's treatment of accounting matters.


                             PART III

Item 9.	Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of March 31, 2001:

Name                    Position                 Director Since    Age
----                    --------                 --------------    ---
E. Douglas Cifers       Chairman                      2000         46
Robert F. Guthrie       Secretary, Director           1997         66
John C. Plunkett        President and Chief
                          Executive Officer           1997         52


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

The business experience of each of the persons listed above during the past five years is as follows:

Mr. Douglas Cifers has served as Chairman of the Board since June, 2000. Mr. Cifers is owner/publisher of Florida Media, Inc., Florida's largest statewide magazine publishing company.

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

Subsequent to March 31, 2001, Mr. Guthrie  passed away on May 13,
2001. The Board appointed Mr. Lewis Graham to the Board as a replacement for Mr. Guthrie.


Item 10.  Executive Compensation

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has entered into and employment contract with John C. Plunkett. This contract is for a five-year term.

Beginning with the fiscal year ending April 1, 2000, the Company began compensating its directors.

Cash Compensation
-----------------

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

                             Summary Compenstion Table

     Name and                                        Other Annual    Restricted Stock
Principal Position      Year     Salary    Bonus     Compensation        (Value)
------------------      ----     ------    -----     ------------    ----------------

E. Douglas Cifers       2001          0        0          132,000                0
Chairman

Carl Evans              2001      3,000        0                0                0
Director

Rand L. Gray            2001          0        0                0                0
Former CFO              2000          0        0                0                0
                        1999     30,000        0                0                0

Robert F. Guthrie       2001          0        0                0                0
Director                2000          0        0                0           19,000
                        1999          0        0                0                0

Renato P. Mariani       2001          0        0                0                0
Director                2000          0        0                0           19,000

John S. McAvoy          2001          0        0                0                0
Former                  2000     73,000[1]     0                0                0
President/CEO           1999     32,000        0                0                0

Emanuel J. Mersis       2001     26,654        0                0                0
Former CEO/             2000     50,346        0                0            8,000
Chairman of the Board

John C. Plunkett        2001     41,462        0          132,000                0
President/CEO           2000     62,192        0                0           95,342
                        1999     28,000        0                0                0

Michael Potapow         2001          0        0                0           25,000
Director

John G. Thomas          2001          0        0                0                0
Director                2000          0        0                0            8,000



Note:	1. Represents payment of deferred salary, repayment of notes, and payment of guaranties against stock liquidation

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management

The following table sets forth information, to the best knowledge of the Company as of March 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.

Name and Address           Amount and Nature of
of Beneficial Owner        Beneficial Ownership      Percent of Class(1)
-------------------        --------------------      -------------------
E. Douglas Cifers (2)
102 Drennen Rd.
Suite C-5
Orlando, FL 32806                4,800,000                 6.4%

John C. Plunkett (2)
1315 Cleveland St.
Clearwater, FL 33755             2,000,000                 2.7%

Robert F. Guthrie
1315 Cleveland St.
Clearwater, FL 33755                25,000                  *

All Directors and
Executive Officers as
a Group (3 persons)              6,825,000                 9.1%
--------------------------
* less than 1%

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

(2)   Includes 1,000,000 shares issuable upon exercise of options.


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

Mr. John Plunkett's spouse is a significant stockholder in a corporation which has a written contract to distribute the Company's products.

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

Mr. R. Bradshaw, Mr. E. J. Mersis and Mr. J. Spratt have loaned the Company amounts for working capital. The total owed is $75,000 loaned on December 3, 1999, $151,000 in January 2000, and $75,000 in February 2000 respectively. Mr. E. J. Mersis note was assumed by Mr. Clarence
J. Socia in June 2000.

Mr. E. Cifers has loaned the Company amounts for working capital. The total owed as of March 31, 2001 is $189,980. Mr. Cifers' loan was repaid through the issuance of common stock on June 18, 2001.


                             PART IV

Item 13.  Exhibits and Reports on Form 8-K

	(a)	Exhibits

 Exhibit No.                    Exhibit Name
 -----------                    ------------
   *3.1       Articles of Incorporation and all amendments thereto
   *3.2       By-Laws
   21.1       Subsidiaries
   27         Financial Data Schedules

*   Previously filed as Exhibit to Form SB-2


(b)	The Company did not file any reports on Form 8-K for  the
year  ended March 31, 2001.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 29, 2001          AQUA CLARA BOTTLING & DISTRIBUTION, INC.



                              By:___/s/John C. Plunkett______________
                                 John C. Plunkett
                                 President/C.E.O.