Form 10QSB
period 2001-06-30
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2001-08-20
CIK 1020477

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended June 30, 2001


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

As of June 30, 2001, the registrant had 79,588,943 shares of common stock outstanding at no par value.

                                Part I
                        Financial Information
        Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                      Consolidated Balance Sheet
                              (unaudited)

                                               June 30, 2001
                                               -------------
ASSETS
  Current assets:
  Cash and cash equivalents                    $       6,249
  Accounts receivable less allowance for
    doubtful accounts                                189,388
  Inventories                                         75,846
  Prepaid expenses and other current assets          770,788
                                               -------------
     Total current assets                          1,042,271

  Property, plant and equipment net of
    accumulated depreciation                       1,735,649

  Other assets                                         5,598
                                               -------------
     Total assets                              $   2,783,518
                                               =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                             $     275,077
  Accrued expenses                                   193,356
  Current portion of long term debt                  192,220
  Due to related party                               311,795
  Current obligation under capital lease               5,589
  Due to stockholders                                378,331
                                               -------------
      Total current liabilities                    1,356,368

Obligation under capital lease less
  current portion                                      6,836
                                               -------------
     Total long term liabilities                       6,836
                                               -------------
              Total liabilities                    1,363,204
                                               -------------

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000,000
    shares authorized, 100 shares issued
    and outstanding                                   74,602
  Common stock, no par value, 1,000,000,000
    shares authorized; 79,588,943 shares
    issued and outstanding                        10,178,856
  Additional paid in capital                       2,960,942
  Common stock subscription receivable               (20,000)
  Accumulated deficit                            (11,774,086)
                                               -------------
     Total stockholders' equity                    1,420,314
                                               -------------
     Total liabilities and stockholders'
       equity                                  $   2,783,518
                                               =============


See Notes to Financial Statements.

                           Financial Information
          Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                    Consolidated Statements of Operations
                                (unaudited)

                                                           Three Months Ended
                                                    June 30, 2001       July 1, 2000
                                                    -------------       ------------

Sales                                                     235,955             89,976

Cost of sales                                             190,521             61,414
                                                    -------------       ------------
Gross profit                                               45,434             28,562

Selling, general and administrative expenses              185,092            350,099

Stock options forfeited                                         0           (410,020)
                                                    -------------       ------------
Operating profit/(loss)                                  (139,658)            88,483

Other (loss)/(expenses)
  Interest expense                                         (2,536)            (7,931)
                                                    -------------       ------------
Net (loss)/income                                        (142,194)            80,552

Dividends on preferred stock                                    0             29,196

Net income/(loss) applicable to common stock             (142,194)            51,356
                                                       ==========         ==========

Basic income/(loss) per share                            (0.00190)           0.00085
                                                       ==========         ==========

Weighted average common shares outstanding             74,994,728         60,685,328
                                                       ==========         ==========



See Notes to Financial Statements.

                                  Part I
                            Financial Information
             Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                     Consolidated Statements of Cash Flows
                                (unaudited)

                                                               For the three months      For the three months
                                                                     ended                       ended
                                                                 June 30, 2001                July 1, 2000
                                                               --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income                                                       (142,194)                80,552
  Adjustments to reconcile net (loss)/income to net cash
    provided by (used in) operating activities:
      Depreciation                                                        28,727                 28,342
      Issuance of stock for services and fees                             14,458                140,322
      Stock options forfeited                                                  0               (396,760)

Increase/(decrease) in cash caused by changes in:
  Accounts receivable                                                   (153,459)               (12,091)
  Inventories                                                             46,076                  9,408
  Prepaid expenses                                                        11,421                116,769
  Accounts payable                                                       109,154                 35,248
  Accrued expenses                                                         3,686               (182,668)
  Other liabilities                                                      121,815                  8,372
                                                                     -----------           ------------
     Net cash provided by/(used in) operating activities                  39,684               (172,506)


CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment                                                 (36,975)                (2,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                   0                214,785
Payments on long-term debt                                                (3,134)               (45,104)
                                                                     -----------           ------------
Net cash provided by/(used in) financing activities                       (3,134)               169,681


Net decrease in cash and cash equivalents                                   (425)                (5,072)

Cash and cash equivalents at
beginning of period                                                        6,674                 20,980
                                                                     -----------           ------------
Cash and cash equivalents at end of period                           $     6,249           $     15,908
                                                                     ===========           ============

See Notes to Financial Statements.

            Aqua Clara Bottling & Distribution, Inc. And Subsidiary

            Notes To The Unaudited Consolidated Financial Statements


Interim Consolidated Financial Statements
-----------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-QSB. Accordingly, certain principles for complete financial statement are not applied within these statements. They have been prepared on a consistent basis including normal recurring adjustments and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report for the fiscal year ended March 31, 2001.

Significant Accounting Policies
-------------------------------

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

Cash equivalents consist of all highly liquid debt instruments purchased with an original maturity of three months or less.

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

On August 31, 1999 the Company entered into employment agreements with Emanuel Mersis and John Plunkett to serve as the Company's Chief Executive Officer and Chief Operating Officer, respectively. Under the provisions of these agreements, both Mr. Mersis and Mr. Plunkett received stock options in addition to salary. The options vested at a rate of 20% per year over a five year term starting on the execution date of the agreement. The number of shares available would have incremented based upon targeted ownership percentages in relation to the number of the Company's outstanding shares - Mersis agreement targeted a 22.4% ownership and Plunkett a 7.6% ownership. Additionally, the Company would have been liable to compensate the company officer for any tax liability resulting from the exercise of any options. An accrual for this provision was not included in the accompanying financial statements. Mr. Mersis forfeited his options at his resignation.

In January, 2001, Mr. Plunkett's options were adjusted to a fixed
6,000,000 shares, vesting at the rate of 2,000,000 shares per year. The Company's responsibility for tax liability was removed from the options. Mr Cifers was granted the same option agreement.

Inventories consist of the following at June 30, 2001:

               Raw materials          $    10,403
               Work in progress               182
               Finished goods              65,261
                                      -----------
                                      $    75,846
                                      ===========

Property, plant, and equipment consist of the following at June 30, 2001:

              Land                                   $      90,000
              Building                                     926,520
              Machinery and equipment                    1,034,012
              Vehicles                                      22,392
                                                     -------------
              Total                                      2,072,924
              Less accumulated depreciation               (337,275)
                                                     -------------
                                                     $   1,735,649
                                                     =============


The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets is required.

Due to stockholders consists of notes payable due upon demand.
Interest on these notes accrues at rates between 5% to 8%.

Long-term debt at June 30, 2001 consists of:

Note payable: Secured 8% Series B Convertible Debenture was raised in June 1999. The note will be converted into common stock.

    Series B Convertible Debentures            $    50,000

    Note payable: interest at 10%, secured
    by building                                    137,365

    Installment note payable; interest at
    10.5%; payments $461 per month including
    interest; collateralized by a vehicle            4,855
                                               -----------
Long-term debt                                 $   192,220

Less current installments                          192,220
                                               -----------
Long-term debt, less current installments      $         0
                                               ===========


The following is a schedule by year of the principal payments required on long-term debt:

                    2002           $     192,220
                                   -------------
                                   $     192,220


At June 30, 2001, the Company is obligated under a long-term capital lease for equipment. The following is a schedule by year of future minimum lease payments under these capital leases.

                     2002                      $     5,623
                     2003                            6,791
                     2004                            2,352
                                               -----------
        Total lease payments                   $    14,766
        Less amount representing interest
          (6.5% - 8%)                                2,341
                                               -----------
        Present value of lease payments             12,425
        Less current obligation                      5,589
                                               -----------
        Long-term capital lease obligation     $     6,836


At June 30, 2001, the Company has no vehicles or equipment under operating leases.

No provision for income taxes is recorded due to the amount of tax losses incurred since inception. The Company had unused net operating loss carryforwards to carry forward against future years' taxable income of approximately $5,836,000, which will begin to expire in years after 2011. Temporary differences giving rise to the deferred tax assets consist primarily of the deferral and amortization of start-up costs for tax reporting purposes. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

The components of deferred tax assets consist of the following at March 31, 2001:

     Deferred tax assets:
     Net operating loss carryforwards        2,196,000
     Other                                     267,000
                                           -----------

     Gross deferred tax assets               2,463,000
     Valuation allowance                     2,463,000
                                           -----------
     Total deferred tax assets             $         -

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

        Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                Part II
                 Management's Discussion and Analysis
                                   Of
               Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The Company's sales commenced in April 1997, with the introduction of its 5-gallon bottled water service. In the year ended April 4, 1998, the Company had $135,710 in sales from this business. Revenues were comprised of cooler rentals and water sales, which terminated in March, 1998. With the proceeds from its offering of Series A Preferred Stock, the Company entered the PET bottled water market. The sales for the fiscal quarter ended July 1, 2000 were $89,976. Sales for the quarter ended June 30, 2001, were $235,955. This significant increase over the same quarter last year and over the previous quarter was due to sale of excess inventory during and initial sales under the SerVen Rich contract this quarter.

The gross profit for the quarterly period ended June 30, 2001 was $45,434 with general and administrative, and selling expenses period totaling $185,092. The gross profit was lower than normal for the level of sales due to additional write-downs taken on excess inventory. That inventory was sold at significant discount this quarter.

The Company intends to increase spending over the next six months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

LIQUIDITY AND CAPITAL RESOURCES

While the Company has identified a source for restructuring the existing demand debt, there are no plans or arrangements in place with respect to additional capital sources at this time. Nor does the Company have any significant lines of credit available to it at this time. There are no assurances that additional capital will be available to the Company when or if required.

Although the Company expects to experience losses in the 2nd quarter of fiscal year 2002, management believes that the losses will continue to decrease and a break-even point could be reached in the near term. Inflation has not had a significant impact on the Company's results of operations.

BUSINESS AND PLAN OF OPERATION

GENERAL

Prior information pertaining to Aqua Clara Bottling & Distribution, Inc. can be found in the Annual Report for the fiscal year ended March 31, 2001.

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

PRODUCTS

Oxygen Enriched Bottled Water. The Company's primary focus will be the production/distribution of oxygen enriched bottled water in small package, PET, containers ranging in size from .5 liter to 1.5 liters. The points of purchase will include super markets, convenience stores, mass merchants, health food stores, spas and hotel resorts.

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

There is one significant competitor, Beverage Systems, Int'l., producing oxygen enriched bottled water. The Company also knows of eight other entities that are attempting to produce and distribute oxygen enriched bottled water. None of the well-established traditional bottled water producers has an oxygen enriched bottled water product. There can be no assurance that the Company's products will achieve consumer acceptance. Consumer preferences are inherently subjective and subject to change.

Initially, the Company will not carbonate or flavor its water. After the successful introduction of the Company's oxygen enriched bottled water product, the introduction of a new product with natural flavoring or carbonation will be considered. Likewise, the Company will consider the infusion of beneficial herbs. The Company will also consider the production of super oxygen enriched sports drinks, providing even higher levels of oxygen, to be marketed at a higher price. The Company utilizes a distinctive bottle and label for its water products. In conjunction with its contract with SerVen Rich, the Company expects to add additional beverage and non-beverage products to its business base. Some or all of these additional products will be produced by other packagers under contract.

STRATEGY

The Company's objective is to build product markets in Florida, concentrating on the Tampa area, and then expand nationally. Aspects of the Company's strategy include the following.

The Company intends to enter into additional distribution agreements with 2-5 non-affiliated partners. The Company intends to use these distributors, as well as its own production/distribution facility, as operational models. The Company then intends to expand into multiple markets.

The Company's oxygen enriched small package bottled water product will primarily be sold through retail outlets, including convenience stores, gas station markets, grocery stores, health food stores, and health spas. However, secondary distribution will be effected through vending and private labeling.

Although the Company will distribute its own product in certain areas, primarily the Company will sell to qualified third party distributors. These third party distributors will have the right to distribute to retail outlets in defined geographic areas. A large number of potential distributors have contacted the Company regarding potential distribution of its oxygen enriched bottled water. In addition to several small and regional distributors, the Company has entered into an arrangement with SerVen Rich, Inc., for sales and distribution of its products throughout the United States, and overseas.

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

Subsequent to June 30, 2001, the following actions have been brought against the Company:

Motions for Summary Judgement by Cross-complainants Mainstream
Construction and D. Robert Bradshaw have been filed in the above case. These Cross-complaints allege default on notes inferior to the Gray mortgage referenced above, inherent in the foreclosure action brought by Gray.

Civil Litigation in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County - MariJo A. Beck v. Aqua Clara Bottling & Distribution, Inc., Pinellas County, Case No. 01-5380-CI-015. This case represents a claim for accrued salaries allegedly due a former employee.

Civil Litigation in the Civil Court of the City of New York, County of New York - Bowne of New York City, LLC, v Aqua Clara Bottling &
Distribution, Inc. This case alleges damages for nonpayment for services.

Resolution of all the above matters is slated to be accomplished as part of a total refinancing scheduled for the near future.

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

                              (NONE)

            Aqua Clara Bottling & Distribution, Inc.
                          And Subsidiary
                             Part II
                        Other Information
                              Item 4
          Submission of Matter to a Vote of Security Holders

                              (NONE)

             Aqua Clara Bottling & Distribution, Inc.
                          And Subsidiary
                             Part II
                        Other Information
                             Item 5
                       Other Information
                          Management

The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of June 30, 2001:

Name                    Position            Director Since       Age
----                    --------            --------------       ---
E. Douglas Cifers       Chairman                 2000            50
Lewis C. Graham         Director                 2001            48
John C. Plunkett        President and Chief
                        Executive Officer        1997            52

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

Mr. Graham has served as Director of the Company since May, 2001. Mr. Graham is the President of Lewis Graham Landscaping, Inc., and Vice President of SerVen Rich, Inc.

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

               Aqua Clara Bottling & Distribution, Inc.
                           And Subsidiary
                              Part II
                         Other Information
                              Item 6
                        Exhibits and Reports


Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1     Articles of Incorporation (1)
3.2	Bylaws (1)
21.1	Subsidiaries


(b)	Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three month period ended June 30, 2001.


(1) Incorporated by reference to the original filing of the Registration Statement on Form SB-2, File No. 333-44315 (the "Registration Statement")

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 20, 2001         AQUA CLARA BOTTLING & DISTRIBUTION, INC.




                               By:____/s/John C. Plunkett_______________
                                  John C. Plunkett
                                  President, Chief Executive Officer

                            EXHIBIT INDEX


EXHIBIT
  NO.        DESCRIPTION
-------      -----------
21.1         Subsidiaries