Form 10QSB
period 2001-09-29
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2001-11-19
CIK 1020477

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




For the quarterly period ended September 29, 2001


                  AQUA CLARA BOTTLING AND DISTRIBUTION, INC.
                  ------------------------------------------

               COLORADO                          EIN 84-1352529
               ------------------------------------------------

                           1315 Cleveland Street
                       Clearwater, Florida  33755-5102
                       -------------------------------

                               (727) 446-2999
                               --------------

                             www.aquaclara.com
                             -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of September 29, 2001, the registrant had 80,540,742 shares of common stock outstanding at no par value.

                                   Part I
                            Financial Information
           Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                         Consolidated Balance Sheet
                                (unaudited)


                                                            As of
                                                      September 29, 2001
                                                      ------------------
Assets
------
Current assets:
  Cash and cash equivalents                                 5,576
  Accounts receivable, net of allowance for
    doubtful accounts                                     187,771
  Inventories                                              69,540
  Prepaid expenses and other current assets               647,850
                                                      -----------
  Total current assets                                    910,737

Property, plant, and equipment,
  net of accumulated depreciation                       1,678,874
Other assets                                               43,534
                                                      -----------
        Total assets                                    2,633,145
                                                      ===========
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Accounts payable, trade                               225,181
    Accrued expenses                                      139,631
    Current maturities of long term debt                  164,150
    Current obligations under capital leases                5,589
    Due to stockholders                                   303,331
                                                      -----------
    Total current liabilities                             837,882

Obligation under capital lease, less current portion        6,836
                                                      -----------
    Total liabilities                                     844,718
                                                      -----------
Stockholders' equity:
  Preferred stock; no par value, 5,000,000 shares
    authorized; 100 shares issued
    and outstanding                                        74,602
  Common stock; no par value, 100,000,000 shares
    authorized; 80,540,742 shares
    issued and outstanding                             11,011,979
  Additional paid in capital                            3,010,793
  Common stock subscription receivable                    (20,000)
  Accumulated deficit                                 (12,288,947)
                                                      -----------
    Total stockholders' equity                          1,788,427
                                                      -----------
    Total liabilities and stockholders' equity          2,633,145
                                                      ===========

See accompanying notes to consolidated financial statements.

                                   Part 1
                            Financial Information
                                  (Item 3)
           Aqua Clara Bottling & Distribution, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                (unaudited)

                                                  For The Three Months Ended               For The Six Months Ended
                                              Sept 29, 2001  Sept 30, 2000        Sept 29, 2001  Sept 30, 2000    30-Jun-01
                                              -------------  -------------        -------------  -------------    ----------

Sales                                              99,914        86,988               335,869      176,964          235,955
Cost of sales                                      80,834       129,266               271,355      190,680          190,521
                                              -----------   -----------           ----------    ----------      -----------
Gross profit (loss)                                19,080       (42,278)               64,514      (13,716)          45,434

General, administrative, and sales expenses       514,610       480,832               699,702      830,931          185,092

Stock options forfeited                                 0             0                     0     (410,020)               0

Operating loss                                   (495,530)     (523,110)             (635,188)    (434,627)        (139,658)

Other expense:
  Interest expense                                (19,331)      (28,529)              (21,867)     (36,460)          (2,536)
  Interest and other income                             0             0                     0            0                0
  Gain (loss) on sale of assets                         0             0                     0            0                0
  Other expense                                         0             0                     0            0                0
                                                        -             -                     -            -
                                              -----------   -----------           ----------    ----------      -----------
Net other expense                                 (19,331)      (28,529)              (21,867)     (36,460)          (2,536)
                                              -----------   -----------           ----------    ----------      -----------

Net loss                                         (514,861)     (551,639)             (657,055)    (471,087)        (142,194)
                                              -----------   -----------           ----------    ----------      -----------

Dividends on preferred stock:                           0             0                     0       29,196                0

Net loss applicable to common stock            (  514,861)     (551,639)             (657,055)    (500,283)        (142,194)
                                              ===========   ===========           ===========   ==========      ===========

Basic loss per common share                   $  (0.00646)  $  (0.00887)          $  (0.00846)  $ (0.00804)     $  (0.00190)
                                              ===========   ===========           ===========   ==========      ===========

Weighted average common shares outstanding     79,700,936    62,212,446            77,633,273   62,212,446       74,994,728
                                              ===========   ===========           ===========   ==========      ===========

See accompanying notes to consolidated financial statements.

                                   Part 1
                            Financial Information
          Aqua Clara Bottling & Distribution, Inc. and Subsidiary
                  Consolidated Statements of Cash Flows
                                (unaudited)

                                                     For The Three Months Ended        For The Six Months Ended
                                                  Sept 29, 2001    Sept 30, 2000  Sept 29, 2001     Sept 30, 2000   30-Jun-01
                                                  -------------    -------------  -------------     -------------   ----------

Operating activities:
Net loss                                          $  (514,861)     $  (551,639)   $  (657,055)      $  (471,087)     (142,194)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                       28,107           28,342         57,454            56,684        28,727
    Issuance of stock options to employees             44,000                0         44,000            26,002             0
    Forfeiture of stock options                             0                0              0          (410,020)
    Issuance of stock for services and fees            53,235           13,000         67,693           179,699        14,458

Increase/(decrease) in cash casued by changes in:
  Accounts receivable                                  23,568          (11,527)      (129,891)          (23,618)     (153,459)
  Inventories                                         (18,097)          75,092         27,359            84,500        46,076
  Prepaid expenses & other current assets             103,285          209,130        114,706           326,157        11,421
  Accounts payable                                    (51,972)         (46,036)        57,182           (10,788)      109,154
  Deferred revenue                                          0           (1,476)             0             1,524
  Accrued expenses                                    (45,827)          56,535        (42,141)         (126,133)        3,686
  Other liabilities                                   (38,900)          29,755         82,915            41,417       121,815
  Stockholder salary accrual                          (25,355)         (22,593)       (25,355)          (12,697)
                                                  -----------      -----------    -----------       -----------
Net cash used in operating activities                (442,817)        (182,040)      (403,133)         (338,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                             28,667                0         (8,308)           (2,247)      (36,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                              0                0              0           155,010             0
  Payments on long-term debt                          (91,729)          (1,437)       (94,863)           (2,952)       (3,134)
  Payments on capital lease obligations                     0           (3,209)        (6,418)           (3,209)            0
  Net proceeds from issuance of stock                 533,873          180,000        511,624           180,000
                                                  -----------      -----------    -----------       -----------
Net cash provided by financing
  activities                                          442,144          175,354        410,343           328,849

Net decrease in cash                                     (673)          (6,686)        (1,098)          (11,758)

Cash, beginning of period                               6,249           15,908          6,674            20,980
                                                  -----------      -----------    -----------       -----------
Cash, end of period                               $     5,576      $     9,222    $     5,576       $     9,222
                                                  ===========      ===========    ===========       ===========



See accompanying notes to consolidated financial statements.

         Aqua Clara Bottling & Distribution, Inc. And Subsidiary

         Notes To The Unaudited Consolidated Financial Statements


Interim Consolidated Financial Statements
-----------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, for reporting on Form 10-QSB. Accordingly, certain principles for complete financial statement are not applied within these statements. They have been prepared on a consistent basis including normal recurring adjustments and should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report for the fiscal year ended March 31, 2001.

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

Inventories consist of the following at September 29, 2001:

        Raw materials             $    68,659
        Work in progress                  181
        Finished goods                    700
                                  -----------
                                  $    69,540

Property, plant, and equipment consist of the following at September 29, 2001:

        Land                          $      90,000
        Building                            926,520
        Machinery and equipment           1,034,012
        Vehicles                             22,392
                                      -------------
        Total                             2,072,924
        Less accumulated depreciation      (394,050)
                                      -------------
                                      $   1,678,874
                                      =============


The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.

Due to stockholders consists of notes payable due upon demand. Interest on these notes accrues at rates between 5% to 8%.

Long-term debt at September 29, 2001 consists of:

Note payable: Secured 8% Series B Convertible Debenture was raised in June 1999. The note will be converted into common stock.

        Series B Convertible Debentures                  $    25,000

	Note payable: interest at 10%, secured
        by building                                          135,857

	Installment note payable; interest at
	10.5%; payments $461 per month including
        interest; collateralized by a vehicle                  3,293
                                                         -----------
Long-term debt                                           $   164,150

Less current installments                                    164,150
                                                         -----------
Long-term debt, less current installments                $         0
                                                         ===========

The following is a schedule by year of the principal payments required on long-term debt:

	2002	$     164,150
		-------------
		$     164,150


At September 29, 2001, the Company is obligated under a long-term capital lease for equipment. The following is a schedule by year of future minimum lease payments under these capital leases.

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


At September 29, 2001, the Company has no vehicles or equipment under operating leases.

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


         Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                 Part II
                   Management's Discussion and Analysis
                                    Of
              Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The Company's sales commenced in April 1997, with the introduction of its 5-gallon bottled water service. In the year ended April 4, 1998, the Company had $135,710 in sales from this business. Revenues were comprised of cooler rentals and water sales, which terminated in March, 1998. With the proceeds from its offering of Series A Preferred Stock, the Company entered the PET bottled water market. The sales for the fiscal quarter ended September 30, 2000 were $86,988.

Sales for the quarter ended September 29, 2001, were $99,914. This increase over the same quarter last year was due to sales under the SerVen Rich contract this quarter.

The gross profit for the quarterly period ended September 29, 2001 was $19,080 with general and administrative, and selling expenses for the period totaling $514,610

The Company intends to increase spending over the next six months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

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

Although the Company expects to experience losses in the 3rd quarter of fiscal year 2002, management believes that the losses will continue to decrease and a break-even point could be reached in the near term. Inflation has not had a significant impact on the Company's results of operations.

BUSINESS AND PLAN OF OPERATION

GENERAL

Prior information pertaining to Aqua Clara Bottling & Distribution, Inc. can be found in the Annual Report for the fiscal year ended March 31, 2001.

During the year ending April 3, 1999, the Company began producing 20-oz. bottles of oxygenated water packaged in a PET container. The Company's oxygen enriched water contains approximately 32 parts per million of dissolved oxygen. Normal tap water contains approximately 3 parts per million of dissolved oxygen. As such, the company's oxygen enriched bottled water contains approximately 800% more dissolved oxygen.

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

The Company's oxygen enriched bottled water is made by combining super purified water and oxygen. Through water purification processing the source water is reduced to 3-5 parts per million of total dissolved solids and then oxygen is introduced through a unique, proprietary process. As a point of reference, the Food and Drug Administration's (FDA) definition of distilled water is 5 parts per million or less of total dissolved solids. As such, the base water is of distilled quality, although the distillation process is not used.

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

There is one significant competitor, Beverage Systems, Int'l., producing oxygen enriched bottled water. The Company also knows of eight other entities that are attempting to produce and distribute oxygen enriched bottled water. None of the well established traditional bottled water producers has an oxygen enriched bottled water product. There can be no assurance that the Company's products will achieve consumer acceptance. Consumer preferences are inherently subjective and subject to change.

Initially, the Company will not carbonate or flavor its water. After the successful introduction of the Company's oxygen enriched bottled water product, the introduction of new products with natural flavoring will be considered. Likewise, the Company will consider the infusion of beneficial herbs. The Company will also consider the production of super oxygen enriched sports drinks, providing even higher levels of dissolved oxygen, to be marketed at a higher price. The Company utilizes a distinctive bottle and label for its water products.

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

In Spring of 2001, the Company entered into an arrangement with SerVen Rich, Inc., for production of a co-labeled product to be promoted by Richard, Venus and Serena Williams. While the product showed good market potential, SerVen Rich, Inc., was not able to capitalize on the potential and reach the market. Nor has it been able to pay its bills. At the end of the quarter, SerVen Rich, Inc.'s, business doors were closed and its telephones were no longer in service. The Company is continuing to explore future options for the brand. The Company is also pursuing all legal recourse, both civil and criminal.

In addition to several small and regional distributors, the Company has entered into an arrangement with United Beverage Brands, LLC, for sales and distribution of our products throughout the United States, and overseas.

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

The manufacturing process was designed to be highly automated. Bottles are mechanically de-palletized, cleaned, filled and capped. The filled bottles are automatically coded, labeled, tamper-banded (if applicable), and packed in cases. After palletizing and stretch-wrapping, the product is either loaded directly onto a truck for immediate shipment or is stored in the warehouse facility for future shipment.

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

Civil Litigation in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County - Rand L. Gray and Kathleen Gray v. Aqua Clara Bottling & Distribution, Inc. et al., Pinellas County, Case No. 00-2122-C1-021. This case arises out of an alleged breach of an employment contract. An Amended Complaint was filed by the Plaintiffs on June 26, 2000. The Amended Complaint alleges 6 counts: Count I - Foreclosure of Mortgage; Count II - Foreclosure of Security Interest on Personal Property; Count III -Damages on Promissory Note; Count IV - Damages for Breach of Employment Agreement; Count V - Damages for Breach of Severance Agreement; and Count VI - Damages for Breach of Indemnity Agreement. Our response to Plaintiffs' Amended Complaint was filed August 1, 2000. Settlement offers have been filed by both sides. As a result of recent admissions by Mr. Gray that he had falsified his educational background when he originally applied for a position with the Company, we have filed crosscomplaints to recover damages from the plaintiff.

Motions for Summary Judgement by Cross-complainants Mainstream Construction and D. Robert Bradshaw have been filed in the above case. These Cross-complaints allege default on notes inferior to the Gray mortgage referenced above, inherent in the foreclosure action brought by Gray. The note to D. Robert Bradshaw has since been assigned to E. Douglas Cifers, and the related motion has been withdrawn.

Civil Litigation in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County - MariJo A. Beck v. Aqua Clara Bottling & Distribution, Inc., Pinellas County, Case No. 01-5380-CI-015. This case represents a claim for accrued salaries allegedly due a former employee. During the quarter ended September 29, 2001, a settlement was reached with the plaintiff, resolving this matter.

Civil Litigation in the Civil Court of the City of New York, County of New York - Bowne of New York City, LLC, v Aqua Clara Bottling & Distribution, Inc. This case alleges damages for nonpayment for services.

Resolution of all the above outstanding matters is slated to be accomplished as part of a total refinancing scheduled for the near future.


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


                                   (NONE)

                  Aqua Clara Bottling & Distribution, Inc.
                               And Subsidiary
                                  Part II
                              Other Information
                                  Item 4
             Submission of Matter to a Vote of Security Holders

                                   (NONE)

                  Aqua Clara Bottling & Distribution, Inc.
                               And Subsidiary
                                  Part II
                              Other Information
                                  Item 5
                              Other Information
                                 Management

The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of September 29, 2001:

Name			Position		Director Since		Age
----                    --------                --------------          ---
E. Douglas Cifers	Chairman		2000			50
John C. Plunkett	President and Chief	1997			53
Executive Officer


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

Due to the conflict of interest inherent in the Company's anticipated litigation against SerVen Rich, Inc., Lewis Graham was removed from the Company's Board of Directors, effective September 7, 2001.

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

The Company did not file any reports on Form 8-K during the three month period ended September 29, 2001.


(1)	Incorporated by reference to the original filing of the Registration
Statement on Form SB-2, File No. 333-44315 (the "Registration Statement")

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 18, 2001	AQUA CLARA BOTTLING & DISTRIBUTION, INC.




                                By: /s/John C. Plunkett
                                    ----------------------------------
                                    John C. Plunkett
                                    President, Chief Executive Officer

                                EXHIBIT INDEX


EXHIBIT

NO.             DESCRIPTION
----------------------------
21.1            Subsidiaries