Form 10QSB
period 2001-12-29
AQUA CLARA BOTTLING & DISTRIBUTION INC
filed 2002-02-19
CIK 1020477

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended December 29, 2001


                 AQUA CLARA BOTTLING AND DISTRIBUTION, INC.
                 ------------------------------------------

              COLORADO                             EIN 84-1352529
              ---------------------------------------------------


                            1315 Cleveland Street
                        Clearwater, Florida 33755-5102

                               (727) 446-2999

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

As of December 29, 2001, the registrant had 81,491,535 shares of common stock outstanding at no par value.

         Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                 Part I
                          Financial Information

                       Consolidated Balance Sheets
                       ---------------------------
                               (unaudited)

                                                                  As of
                                                                29-Dec-01
                                                              -------------
Assets
------
Current assets:
  Cash and cash equivalents                                           5,223
  Accounts receivable, net of allowance for
    doubtful accounts                                               148,420
  Inventories                                                        45,314
  Prepaid expenses and other current assets                           3,701
                                                              -------------
  Total current assets                                              202,659

Property, plant, and equipment,
  net of accumulated depreciation                                 1,649,467
Other assets                                                          5,598
                                                              -------------
  Total assets                                                    1,857,724
                                                              =============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Accounts payable, trade                                           395,197
  Accrued expenses                                                  125,753
  Current maturities of long term debt                              113,859
  Current obligations under capital leases                            7,929
  Due to stockholders                                               538,437
                                                              -------------
  Total current liabilities                                       1,181,176

Obligation under capital lease, less current portion                  6,836
                                                              -------------

  Total liabilities                                               1,188,012

Stockholders' equity:
  Preferred stock; no par value, 5,000,000 shares
    authorized; 100 shares issued and outstanding                    74,602
  Common stock; no par value, 100,000,000 shares
    authorized; 81,491,535 shares issued and outstanding         10,238,264
  Additional paid in capital                                      3,256,942
  Common stock subscription receivable                               88,000
  Accumulated deficit                                           (12,988,096)
                                                              -------------
  Total stockholders' equity                                        669,712
                                                              -------------
  Total liabilities and stockholders' equity                      1,857,724
                                                              =============


         See accompanying notes to consolidated financial statements.

          Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                  Part 1
                            Financial Information

                           Statements of Operations
                           ------------------------
                                 (unaudited)


                                    For The Three Months Ended         For The Nine Months Ended
                                    29-Dec-01        30-Dec-00        29-Dec-01         30-Dec-00
                                   -----------      -----------      -----------       -----------
Sales                                   30,654           70,197          331,523           247,161
Cost of sales                           63,298           74,170          341,803           264,850
                                   -----------      -----------      -----------       -----------

Gross profit (loss)                    (32,644)          (3,973)         (10,280)          (17,689)

General, administrative, and
  sales expenses                       626,215          226,075        1,328,692         1,057,006

Stock options forfeited                      0                0                0          (410,020)

Operating loss                        (495,530)        (230,048)      (1,338,972)         (664,675)

Other expense:
  Interest expense                      (2,380)         (12,708)          (8,616)          (49,168)
  Interest and other income                  0                0                0                 0
  Gain (loss) on sale of assets              0                0                0                 0
  Other expense                              0                0                0                 0
                                   -----------      -----------      -----------       -----------
  Net other expense                     (2,380)         (12,708)          (8,616)          (49,168)

Net loss                              (497,910)        (242,756)      (1,347,588)         (713,843)

Dividends on preferred stock:                0                0                0            29,196

Net loss applicable to common
  stock                               (497,910)        (242,756)      (1,347,588)         (743,039)

Basic loss per common share        $  (0.00611)     $  (0.00372)     $  (0.01710)      $  (0.01176)

Weighted average common shares
  outstanding                       81,491,535       65,176,774       78,828,355        63,200,555



See accompanying notes to consolidated financial statements.

           Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                 Part 1
                          Financial Information
       Aqua Clara Bottling & Distribution, Inc. and Subsidiary Consolidated
                         Statements of Cash Flows
                               (unaudited)


                                                      For The Three Months Ended         For The Nine Months Ended
                                                      29-Dec-01        30-Dec-00        29-Dec-01         30-Dec-00
                                                     -----------      -----------      -----------       -----------
Operating activities:
Net loss                                             $  (690,533)     $  (242,756)     $(1,347,588)      $  (713,843)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                          29,348           28,599           86,182            85,284
    Issuance of stock options to employees               318,000           12,999          362,000            39,001
    Forfeiture of stock options                                0                0                0          (410,020)
    Issuance of stock for services and fees              (10,599)          29,926           57,094           209,654

Increase/(decrease) in cash casued by changes in:
  Accounts receivable                                     40,836              404          (89,055)          (23,244)
  Other receivable                                             0          (17,820)          (1,485)          (17,820)
  Inventories                                             39,851           26,413           67,830           110,913
  Prepaid expenses & other current assets                644,149           44,048          758,855           370,205
  Accounts payable                                        19,964           58,544           37,218            47,756
  Deferred revenue                                             0           (1,524)               0                 0
  Accrued expenses                                       (38,441)          38,715            3,700           (87,418)
  Other liabilities                                         (611)          17,336           83,526            58,753
  Stockholder salary accrual                              (9,782)          (5,000)         (15,573)          (17,697)
                                                     -----------      -----------      -----------       -----------
Net cash used in operating activities                    342,182          (10,116)           2,704          (348,476)
                                                     -----------      -----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment                                       0           (7,704)          (8,308)           (9,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                 0                0                0           155,010
  Payments on long-term debt                             (41,038)          (1,398)         (53,825)           (4,350)
  Payments on capital lease obligations                        0           (1,374)            (793)           (4,583)
  Net proceeds from issuance of stock                    452,853           12,220           58,771           192,220
                                                     -----------      -----------      -----------       -----------
Net cash provided by financing activities                442,144            9,448            4,153           338,297
                                                     -----------      -----------      -----------       -----------

Net decrease in cash                                        (673)          (8,372)          (1,451)          (20,130)

Cash, beginning of period                                  6,674            9,222           (6,674)           20,980
                                                     -----------      -----------      -----------       -----------
Cash, end of period                                  $     6,001      $       850      $     5,223       $       850
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

Basic loss per share is based on the weighted average number of common shares outstanding during each period. The Company implemented SFAS No. 128 Earnings Per Share during the year ended April 4, 1998.

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

Inventories consist of the following at December 29, 2001:


        Raw materials             $    40,205
        Work in progress                  182
        Finished goods                  4,928
                                  -----------
                                  $    45,314


Property, plant, and equipment consist of the following at December
29, 2001:


        Land                            $      90,000
        Building                              926,520
        Machinery and equipment             1,034,012
        Vehicles                               22,392
                                        -------------
        Total                               2,072,924
        Less accumulated depreciation        (423,458)
                                        -------------
                                        $   1,649,466
                                        =============


The Company has reviewed its long-lived assets for impairment and has determined that no adjustments to the carrying value of long-lived assets are required.

Due to stockholders consists of notes payable due upon demand.
Interest on these notes accrues at rates between 5% to 8%.

Long-term debt at December 29, 2001 consists of:


        Note payable: interest at 10%, secured
        by building                                          135,857

        Installment note payable; interest at
        10.5%; payments $461 per month including
        interest; collateralized by a vehicle                  2,538
                                                         -----------
        Long-term debt                                   $   138,395

        Less current installments                            138,395
                                                         -----------
        Long-term debt, less current installments        $         0
                                                         ===========


The following is a schedule by year of the principal payments required on long-term debt:

                2002    $    138,395
                        ------------
                        $    138,395

At December 29, 2001, the Company is obligated under a long-term capital lease for equipment. The following is a schedule by year of future minimum lease payments under these capital leases.


           2002                                     $     5,197
           2003                                           6,791
           2004                                           2,352
                                                    -----------
           Total lease payments                     $    14,340
           Less amount representing interest
           (6.5% - 8%)                                    1,147
                                                    -----------
           Present value of lease payments               13,193
           Less current obligation                        5,163
                                                    -----------
           Long-term capital lease obligation       $     8,030


At December 29, 2001, the Company has no vehicles or equipment under operating leases.

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

Commitments and Contingencies
-----------------------------

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

       Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                               Part II
              Management's Discussion and Analysis Of
             Financial Condition and Results of Operations
             ---------------------------------------------

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

Sales for the quarter ended December 29, 2001, were $30654. This decrease over the same quarter last year was due to delays in orders while transitioning customers from the SerVen Rich brand to the Aqua Clara brand.

The gross loss for the quarterly period ended December 29, 2001 was $28,844 with general and administrative, and selling expenses for the period totaling $637,211.

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

Although the Company expects to experience losses in the 4th quarter of fiscal year 2002, management believes that the losses will continue to decrease and a break-even point could be reached in the near term. Inflation has not had a significant impact on the Company's results of operations.

BUSINESS AND PLAN OF OPERATION

GENERAL

Prior information pertaining to Aqua Clara Bottling & Distribution, Inc. can be found in the Annual Report for the fiscal year ended March 31, 2001.

During the year ending April 3, 1999, the Company began producing 20-oz. bottles of oxygenated water packaged in a PET container. The Company's oxygen enriched water contains approximately 32 parts per million of dissolved oxygen. Normal tap water contains approximately 3 parts per million of dissolved oxygen. As such, the company's oxygen enriched bottled water contains approximately 800% more dissolved oxygen. The following year, the Company added 1.0- and 1.5-Liter packages, and 6-packs of 20-oz. bottles.

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

The Company's market research, undertaken by a non-affiliated research firm, has indicated that no specific medical claims have to be made to consumers with regard to its product. According to this market research, the public will readily accept the necessity and benefits of both highly purified water and oxygen. Oxygen is literally the breath of life; oxygen is a natural energizer and body purifier. Oxygen is odorless and tasteless, as well as non-carbonated. As such, the Company's water tastes like a fine premium bottled water - light and crisp. Oxygen does not produce the unhealthy jolt associated with caffeine products. Rather, it is believed to create a feeling of physical well being and mental clarity.

There is one significant competitor, BevSystems, Int'l., producing oxygen enriched bottled water. The Company is currently holding merger discussions with BevSystems, Int'l. The resulting company will maintain both product lines as well as adding additional products.
The Company also knows of eight other entities that are attempting to produce and distribute oxygen enriched bottled water. None of the well established traditional bottled water producers has an oxygen enriched bottled water product. There can be no assurance that the Company's products will achieve consumer acceptance. Consumer preferences are inherently subjective and subject to change.

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

COMPETITION

The bottled water industry is highly competitive. According to Beverage Marketing, there are approximately 350 bottled water filling locations in the United States with sales increasingly concentrated among the larger firms. Nearly all of the Company's competitors are more experienced, have greater financial and management resources and have more established proprietary trademarks and distribution networks than the Company. On a national basis, the Company competes with bottled water companies such as The Perrier Group of America, Inc. (which includes Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Ice Mountain) and Great Brands of Europe (which includes Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottled water companies located in the United States and Canada. Aqua Clara has chosen to compete by focusing on a higher quality oxygen enriched purified drinking water, innovative packaging and customer service.

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

REGULATION

The Company's operations are subject to numerous federal, state and local laws and regulations relating to its bottling operations, including the identity, quality, packaging and labeling of its bottled water. The Company's bottled water must satisfy FDA standards, which may be periodically revised, for chemical and biological purity. The Company's bottling operations must meet FDA good manufacturing practices and the labels affixed to the Company's products are subject to FDA restrictions on health and nutritional claims. In addition, bottled water must originate from an approved source in accordance with federal and state standards.

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

1.	Gray et al. v. Aqua Clara Bottling & Dist., Inc., Case No: 00-
        ------------------------------------------------
        2122-CI-021, Pinellas County, Florida filed on or about March 23, 2000 seeking payment for services rendered and foreclosure on note and mortgage. The corporation has counter claimed. The matter has not been set for trial. The claim is approximately $300,000.00. The value of the counterclaim has not been determined.
2.	Bowne of New York City, LLC v.  v. Aqua Clara Bottling &
        --------------------------------------------------------
        Dist., Inc., New York, New York, filed July 26, 2001 seeking
        -----------
        $5,920.00 and $5,481.67 plus interest and fees concerning services ordered pursuant to former President, Manny Mersis.
3.	PR Newswire Assoc. v. Aqua Clara Bottling & Dist., Inc.,
        -------------------------------------------------------
        Totowa, Hudson County, New Jersey, filed January 3, 2002 seeking $5,745.00 for advertising services.
4.	Jihad Abuznaid et. al. v. Serven Rich, Inc. v. Aqua Clara
        ---------------------------------------------------------
        Bottling & Dist., Inc., Case No:02001477, Broward County,
        ----------------------
        Florida filed January 23, 2002 seeking $15,000.00 for monies paid for product through a former distributor.

         Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                 Part II
                            Other Information
                                 Item 2
                          Changes in Securities
                          ---------------------

Preferred A stock
-----------------

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

          Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                 Part II
                            Other Information
                                 Item 3
                     Defaults Upon Senior Securities
                     -------------------------------


                                 (NONE)

          Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                Part II
                            Other Information
                                Item 4
           Submission of Matter to a Vote of Security Holders
           --------------------------------------------------


                                 (NONE)

          Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                                 Part II
                            Other Information
                                 Item 5
                            Other Information
                                Management
                                ----------

The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of December 29, 2001:


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

Subsequent to December 29, 2001, Mr. Ray McNamee was appointed to the Board of Directors. Mr. McNamee is currently managing partner of Pegasus Capital, a consulting firm to provide funding sources for small to micro cap companies throughout North America and Europe. Prior to Pegasus Capital, he had worked on Wall Street for over 24 years as a Retail and Institutional Broker primarily with Lehman Brothers and Bear Stearns.

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

         Aqua Clara Bottling & Distribution, Inc. And Subsidiary
                              Part II
                         Other Information
                              Item 6
                       Exhibits and Reports
                       --------------------


Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1   Articles of Incorporation (1)
3.2   Bylaws (1)
21.1  Subsidiaries

(b)   Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three month period ended December 29, 2001.

(1) Incorporated by reference to the original filing of the Registration Statement on Form SB-2, File No. 333-44315 (the
Registration Statement).


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 18, 2002       AQUA CLARA BOTTLING & DISTRIBUTION, INC.




                               By: /s/John C. Plunkett
                                  ----------------------------------
                                  John C. Plunkett
                                  President, Chief Executive Officer

                               EXHIBIT INDEX

EXHIBIT

NO. DESCRIPTION
---------------
21.1 Subsidiaries