Form 10KSB
period 2002-03-30
BEVSYSTEMS INTERNATIONAL INC
filed 2002-07-12
CIK 1020477

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended March 30, 2002


                    BEVSYSTEMS INTERNATIONAL, INC.


COLORADO                                               EIN 84-1352529

501 Brickell Key Drive
Suite 407
Miami, Florida                                             33131


(786) 425-2201
www.lifeO2.com
--------------

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

State issuer's revenues for its most recent fiscal year.  $1,379,384

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices to such stock as of a specified date within 60 days. $13,676,286 (Based on price of $0.37 on July 10, 2002 and 36,962,934 shares held by non-affiliates)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of July 10, 2002; 45,824,490 Common Stock.

Documents incorporated by reference:    None

              BEVSYSTEMS INTERNATIONAL, INC. & SUBSIDIARIES

                            TABLE OF CONTENTS



                                  PART I

Item 1.    Description of Business
Item 2.    Description of Property
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                  PART II

Item 5.    Market for Common Equity and Related Stockholder Matters
             Dividend Policy
             Recent Sales of Unregistered Securities
Item 6.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations
Item 7.    Financial Statements
Item 8.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

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

                                  PART IV

Item 13.   Exhibits and Reports on Form 8-K
Signatures

                                  PART I

Item 1. Business

BEVsystems International, Inc. ("BEVsystems") produces and markets bottled water infused with dissolved oxygen in concentrations up to approximately
15 times greater than that found in ordinary bottled water. Our core product, trademarked as Life O2, combines water and oxygen, the two essential requirements for human life. Our products and manufacturing processes are protected under 7 U.S. and 18 international patents, and are marketed under various registered trademarks. We believe that consumption of oxygen-enriched water can be shown to improve performance and well being. In a variety of studies, athletes that consumed Life O2 bottled water were shown to measurably improve their performance.

Over the last four years Life O2 bottled water has been sold in 18 international markets, making Life O2 bottled water the global category leader in super oxygenated water. Currently, we have agreements in Europe, Japan, Canada and Latin America. In international markets, we sell and license our products to bottlers and distributors, who bottle and sell either Life 02 branded products or co-branded products that are produced using our equipment and processes. In November 2001, we began to launch our products into the United States market and are currently selling our products in Florida, the greater New York City metropolitan area and selected other markets. In the United States, we bottle our products in our own Clearwater, Florida bottling facility and under co-packing arrangements with independent bottlers and sell them to distributors under our Life O2 label.

Industry Background
-------------------

Bottled water has been and continues to be one of the fastest growing segments of the beverage industry. Growing consumer concerns over the quality of municipal water supplies and the perceived detrimental effects of carbonated soft drinks have propelled consumption of bottled water. According to Beverage Industry Magazine, in 2000, 1.69 billion gallons of water was bottled in single-serve sizes (600 ml or 20 oz, or less) in the United States, up from 1.32 billion gallons in 1999, an increase of 28% in one year. According to Beverage Marketing Corporation, per capita consumption of bottled water in the United States increased from 5.2 gallons to 15.6 gallons from 1985 to 1999, an increase of 200% over the period. We believe that we will be able to position our oxygenated water product as a distinct, value-added offering in the expanding bottled water segment.

Within the many beverage categories, there is a subcategory that is rapidly growing in importance. This category is the functional beverage category (sport drinks and energy drinks), of which one of the most prominent examples is Gatorade. This type of beverage is believed to provide the consumer with benefits beyond that of purity or taste. In the case of Gatorade, it is commercialized on the premise that it replenishes the body's supply of minerals depleted during the course of heavy physical activity or dehydration. The success of this type of beverage lies in the consumers desire to obtain and direct results from drinking the beverage. As a category, functional beverages have also reached sales volumes in the billions of dollars. In the last two years, super oxygenated bottled water has emerged as a functional beverage of growing importance.

Company Background
------------------

BEVsystems International, Ltd. was formed in March 2001 to acquire the beverage assets and further develop the oxygenated beverage business of Life International Products, Inc. and Life O2 Beverages, LLP ("Life International"). The asset purchase was completed on July 13, 2001. The assets acquired included an exclusive, perpetual, royalty-free license to its domestic and foreign patents for the production of super oxygenated water in the field of use of human consumables, ownership of the Life O2 and OXYLOC trademarks, all of the oxygenating equipment and inventories installed at various locations worldwide, as well as contracts with 10 bottlers and 13 distributors covering water production and distribution to 18 countries in North and South America, Asia and Europe. To acquire the assets, BEVsystems paid Life International $1,020,000 in cash, and issued to Life 6,991,147 shares of our common stock, representing 49% of

BEVsystems' outstanding shares at the time.   Prior to the acquisition,
our products had already been successfully introduced in a wide variety of international markets, and two test markets in the United States, covering parts of Colorado and Hawaii.

On February 25, 2002, we finalized an agreement for the purchase and sale of stock with Aqua Clara Bottling & Distribution, Inc., a Colorado corporation. The agreement was structured as a reverse acquisition and provided for Aqua Clara to purchase all of the shares held by BEVsystems International, Ltd. shareholders who then became the controlling shareholders of Aqua Clara. After the acquisition, Aqua Clara was renamed BEVsystems International, Inc., and BEVsystems' Chairman and CEO, G. Robert Tatum, III, became the new Chairman and CEO.  The Aqua Clara acquisition gave BEVsystems control of a bottling facility here in the United States, which has allowed us to launch Life O2 domestically in a cost-effective manner. The Agreement provided that holders of each share of BEVsystems common stock received
from Aqua Clara 1.6738 shares of Aqua Clara's common stock.   From a legal
perspective, Aqua Clara was the surviving company and thus continues its public company reporting obligations. However, from an accounting perspective, BEVsystems acquired Aqua Clara, thus all financial information in this 10K is presented using generally accepted accounting principles for purchase accounting, and includes BEVsystems results from the period
April 1, 2001 to March 30, 2002 and Aqua Clara's results from the period February 25, 2002 to March 30, 2002.

BEVsystems in the twelve months ending March 30 ,2002 has accomplished the following:

  * Hired a seasoned U.S. and International management team with extensive experience in the beverage industry.
  * Launched the south Florida market utilizing a network of Independent distributors targeting health clubs and gyms, gourmet food, health foods, and convenience stores.
  * Attained penetration in over 800 accounts, including national chains such as Whole Foods, Wild Oats and Walgreens.
  * Completed over 100 Life O2 in-store sampling and promotional events providing trial and awareness to South Florida consumers.
  * Formed a 5-year strategic partnership for the distribution of Life O2 SuperOxygenated Water in key Asian countries including Japan, Korea, Philippines, China, and Taiwan.
  *  Launched in Chile and signed agreements for Australia / New Zealand
  *  Commenced Home and Office Delivery with two distributors.
  * Reached agreement with a major distributor to launch Life O2 products in the five boroughs of metropolitan New York.
  * Installed proprietary technology and equipment in the Aqua Clara bottling facility in Clearwater, Florida and began production of Life O2 products for distribution in Florida and New York.

Company Strategy
----------------

BEVsystems plans to continue to sell its products directly to large merchants and distributors under its trademarked Life O2 label in selected U.S. markets, and to license our technology to bottlers and distributors in other markets who will bottle and sell water under their own label or co-branded labels, using our equipment and process technology.

Our growth strategy is to:

  * Increase Consumer Awareness and Strengthen Brand Imaging: A key to the growth of our company is educating the consumer on the advantages of oxygen enriched water, through published research and clinical studies, and innovative product marketing and advertising, including the use of unique packaging. We believe that these activities increase the visibility and range of well-known brands. We intend to continue to develop the type of innovative packaging that catches a consumer's eye and increases sales.

  * Expand and Improve Distribution: We plan to continue to expand in existing and new geographic markets and channels of trade. We intend to focus our sales force on continually improving relationships with distributors by assisting our distributors in developing local marketing promotion campaigns, training personnel and participating in local customer visits. Finally, we intend to pursue additional distributors in underserved markets to drive sales.

  * Develop multiple channels of distribution: In addition to selling our products through distributors and bottlers, we believe there are significant opportunities to sell our products through a home and office delivery distribution channel, which we are currently in the process of exploring.

  *  Develop multiple brands:   We are continually evaluating brand
     extensions such as table waters, medical beverages and beverages aimed at the nightlife market that can be cost effectively introduced through our distribution network. In addition, we are also evaluating other beverage categories that can be introduced through our distribution network.

  *  Provide a balanced portfolio of revenue sources:   We are developing
     multiple revenue odels such as direct selling, joint venturing and licensing to increase the scale and global market footprint of the
     company.   For each new market and new initiative, we select from
     a wide variety of financial and partnering options to execute the appropriate risk/reward solution.

We believe that the initiatives underway, the portfolio approach to our strategic initiatives, and the expertise and success record of our management team in having developed similar business and revenue models in prior companies, enable us to execute on our strategy. However, in order to develop and expand the business, our plans call for us to expend significant funds in marketing, sales and related product development and there can be no assurance that such funds will be available to us or available on commercially reasonable terms.

Marketing
---------

BEVsystems' marketing strategy is focused on positioning Life O2 as being a new and exciting beverage that's first in its category within an important new niche of the beverage industry.

  * Life O2 is first in the category of oxygen-enhanced bottled waters. Pioneering a new category incites curiosity in the consumer and almost guarantees an initial trial and a desire to learn more about it. By claiming to be "The Original", Life O2 is already drawing considerable attention to itself. By asserting its position as the pioneer of the category, the consumer is urged to consider Life O2 's product history and longevity in the marketplace.
     A by-product of Life O2 's claim as "The Original" pushes competitors to address the issue of which product is "the oldest and wisest" in the category.

  * Life O2 is a new beverage. Not only is Life O2 in a new category, it is also a new beverage on the market. Consumers are constantly looking for the newest thing on the shelf, and Life O2, with its limited exposure, is still considered a new product, thereby sparking interest in the customer. Life O2 's award-winning packaging also enhances the attraction to Life O2. The copy on the label and the label's see-through design and graphics draw consumers to take a closer look.

  * Life O2 has created a niche market in the production of one of the first "performance waters". It is not the goal to capture the entire water market, but rather to position Life O2 as the leader and pioneer of this specific niche in both the bottled water and sports drink categories.

The marketing agendas for both the domestic business (including retail trade and home and office delivery) and the international business (licensees, bottlers and distributors) segments of BEVsystems include the following major components:

Published Research

Market Research - To identify target market segments and the ideal approach for each group. Medical/ Scientific Research - To further validate the beneficial impact of oxygenation on athletic performance and human well-being.

Public Relations

BEVsystems has contracted Thorp & Company, a PR firm, and is currently circulating press releases to trade and consumer media regarding corporate announcements, product information and benefits and events of interest to the public. The Company has developed in 2002 a consumer awareness program focusing on product benefits. Oxygen, BEVsystems' company newsletter is, and will continue to be, an important communication vehicle with retailers and distributors. Oxygen chronicles the growth of BEVsystems and its products, major events, new product announcements, additions to the Management Team, and highlights activities throughout the global family of Life O2 licensees, bottlers and distributors.

Website

The Company's interactive website (www.LifeO2.com) and www.Bevsystems.com are designed to communicate with retailers, distributors and Life O2 consumers. The content of the site includes sections and web pages devoted to each of the following: Company, Management, Product, Research, Investor Information, Stock History, Press Kit, Press Releases, In The News Calendar of Promotional Events, Frequently Asked Questions, Also to be included are listings of retailers and distributors, both domestic and international; an online store with product and branded merchandise available for purchase with shipping available world-wide; and electronic versions of the BEVsystems custom-published LifeStyle magazine and company newsletter, Oxygen.

Print Advertising

General Circulation - To further educate consumers about the benefits of oxygenated water and to promote interest through creative image campaigns.

Beverage Trade Journals - To attract new beverage industry partners and alliances by promoting the goals and initiatives of BEVsystems' international and domestic business segments.

Point-of-Purchase (P.O.P.) Materials

BEVsystems' Sales Representatives outfit many new retail stores with stacker posters, hanging mobiles (3-sided posters), bottleneck rings, window posters, Q&A tri-fold brochures, and barrel & refrigerated coolers. The Company will continue to enhance the current P.O.P. materials and will develop new promotional pieces to attract the attention of shoppers and to further promote the Life O2 products.

Event Marketing

BEVsystems sponsors a variety of high-profile and grass roots events and activities to promote product and brand awareness. In the initial model market of South Florida, BEVsystems has focused on a mix of athletic contests, sporting events and community-related charity activities, including the NASDAQ-100 International Tennis Open, the Coconut Grove
Art Festival, the Veteran's Day N'SYNC Benefit Concert for Victims of 9/11, the Miami Corporate Run and the Ocean Drive Magazine VolleyPalooza Beach Volleyball Tournament. Life O2 is the "Official" Water of all of these events. Most of the aforementioned events are negotiated to include product sale opportunities resulting in reduced cost to the Company based on product trade or profits earned from the sale of water in exchange for sponsorship fees charged upfront by the event.

Sports Endorsements

BEVsystems takes a non-traditional approach to "Sports Endorsements" by utilizing its own Elite Athlete Program and by building relationships with all levels of athletic teams and individuals, including NBA, NFL, college, high school and community teams and players. The Company's philosophy is to encourage voluntary endorsements based on consumer satisfaction rather than forced endorsements based on payment.

Several teams and individual athletes have "discovered the oxygen difference" and have begun to voluntarily request that Life O2 be made available to them. These teams and athletes drink Life O2 during practices and games regardless of their paid affiliations with other brands. This results in increased product awareness and creates an invaluable "buzz" among consumers, throughout the athletic communities and within the beverage industry.

Elite Athlete Program

This program consists of multiple Life O2 sponsored individuals with members drawn from the top amateur athletes in various sport categories including cycling, swimming and running. Team Members wear Life O2 uniforms during competition. They also drink Life O2 as an important part of their training routines and rely on increased performance from
drinking Life O2 during competitions.   The Elite Athlete Program
currently includes athletes who participate in marathons, triathlons and other cycling and swimming competitions and is expanding to include tennis, golf, road, track and extreme cycling, and volleyball athletes.

We believe the afore-mentioned marketing plans enhance, promote and support the message throughout the domestic and international bottled water industries, further communicating the message that Life O2 has unique qualities setting it apart from the non-oxygenated waters currently available to consumers. This marketing plan forms a general outline that is further tailored to meet the needs of the specific agendas of the retail trade, home and office delivery and international licensee/bottler/distributor segments of BEVsystems business plan.

Trademarks
----------

In connection with the purchase of assets from Life International previously described, we acquired the exclusive rights to use Life International's patents for the oxygen enrichment of human consumables, including bottled water. Life International has been granted seven U.S. patents and eighteen international patents covering the processes our distributors and co-packers use to enhance the oxygen content of bottled water. Life International has made applications for one or more of these patents in a number of other countries, certain of which are presently pending and certain of which have been issued. We also acquired the trademarks Life O2 and OXYLOC.
These trademarks have been registered in the U.S. and 35 other countries, and applications have been made for the Life O2 mark in a number of other nations. In many cases our distributors have chosen to market the oxygenated water product under their own private labels, in which case the label still displays the Life O2 logo somewhere on the bottle.

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

Bottling Operations
-------------------

The Company owns a bottling facility in Clearwater, Florida that includes the plant building with approximately 14,000 sq. ft. under roof with an exposed four-bay loading dock sitting on 2.1 acres. Approximately
2,400 sq. ft. is utilized for office facilities and the rest is used for bottling and warehouse operations. The building was completely remodeled during fiscal year 1999 at a cost of approximately $600,000.

The bottling line is rated at 160 bottles/min., or, practically, 1,350 24-bottle cases of 20-oz. bottled water each shift.

Upon delivery to the Company's facilities, the source water is passed through a number of filtration, ion exchange, and reverse osmosis processes by which it is reduced to a very pure 3 - 5 parts per million of dissolved solids. Water is oxygenated using the purest oxygen commercially available in a proprietary process. The water is then treated with ultraviolet light, which effectively kills bacteria and other microorganisms before delivery to the bottling area where the various products are filled and capped. The filling room is supplied with pressurized air from high-capacity, high-efficiency particulate filters, resulting in a clean filling and capping environment.

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

The Company maintains internal quality control standards. Each shift's production is tested in Company laboratory facilities according to FDA and IBWA standards, and random samples are submitted regularly to an independent laboratory for confirmation testing.


Government Regulations
----------------------

The Federal Food and Drug Administration ("FDA") regulates bottled water as a "food." Accordingly, the Company's bottled water must meet FDA requirements of safety for human consumption, of processing and distribution under sanitary conditions and of production in accordance with the FDA "good manufacturing practices." To assure the safety of bottled water, the FDA has established quality standards that address the substances that may be present in water which may be harmful to human health as well as substances that affect the smell, color and taste of water. These quality standards also require public notification whenever the microbiological, physical, chemical or radiological quality of bottled water falls below standard.
The labels affixed to bottles and other packaging of the water is subject to FDA restrictions on health and nutritional claims for foods under the Fair Packaging and Labeling Act. In addition all drinking water must meet Environmental Protection Agency standards established under the Safe Drinking Water Act for mineral and chemical concentration and drinking water quality and treatment, which are enforced by the FDA.

The Company is subject to the food labeling regulations required by the Nutritional Labeling and Education Act of 1990. The Company believes it is in substantial compliance with these regulations.

The Company is subject to periodic, unannounced inspections by the FDA. Upon inspection, the Company must be in compliance with all aspects of the quality standards and good manufacturing practices for bottled water, the Fair Packaging and Labeling Act, and all other applicable regulations that are incorporated in the FDA quality standards.

In May 1996, new FDA regulations became effective which redefined the standards for the identification and quality of bottled water. The Company believes that it meets the current regulations of the FDA.

The  Company's  product  labels  are  subject to state  regulation
(in addition to the federal requirements) in each state where the water products are sold. These regulations set standards for the information that must be provided and the basis on which any therapeutic claims for water may be made. The Company believes that it meets state regulations.

The   bottled   water   industry   has a   comprehensive  program  of
self-regulation. The Company is a member of the International Bottled Water Association ("IBWA"). As a member of the IBWA, the Company's Facilities are inspected annually by an independent laboratory, the National Sanitation Foundation ("NSF"). By means of unannounced NSF inspections, IBWA members are evaluated on their compliance with the FDA regulations and the association's performance requirements, which in certain respects are more stringent than those of the federal, and various state regulations.

Employees
---------

As of June 30, 2002, the company had thirty-five employees. Unions represent none of our employees and we believe our employee relations are good. All of the senior management and officers have employment agreements with the Company. All employees participate in the Company's Employee Stock Option Plan after 90 days of employment.


Item 2.  Description of Property
         -----------------------

Facilities
----------

Our principal executive offices occupy approximately 5,400 square feet of office space in Miami, Florida, at an annual cost of approximately $150,000 per year. We also lease approximately 750 square feet of office space in Sarasota, Florida and 2,000 square feet of production space in Fort Wayne, Indiana at an aggregate annual rental of approximately $15,000. The Company also owns a bottling facility in Clearwater, Florida that includes the plant building with approximately 14,000 sq. ft. under roof with an exposed four-bay loading dock sitting on 2.1 acres. Approximately 2,400 sq. ft. is utilized for office facilities and the rest is used for bottling and warehouse operations.


Item 3.  Legal Proceedings
         -----------------

The Company is party to legal proceedings as set forth below.

Civil Litigation in the Circuit Court of the Sixth Judicial Circuit in and for Pinellas County - Rand L. Gray and Kathleen Gray v. Aqua Clara Bottling & Distribution, Inc. et al., Pinellas County, Case No. 00-2122-C1-021.
This case arises out of an alleged breach of an employment contract.
The Plaintiffs filed an Amended Complaint on June 26, 2000.  The
Amended Complaint alleges 6 counts: Count I - Foreclosure of Mortgage; Count II - Foreclosure of Security Interest on Personal Property; Count
3 - Damages on promissory Note; Count IV - Damages for Breach of employment Agreement; Count V - Damages for Breach of Severance Agreement; and Count VI- Damages for Breach of Indemnity Agreement. Progress of the case to date:
1st part of litigation is in negotiation for settlement, Counterclaim could erase their claim.

The company is party to other claims arising out of the ordinary course of business, which in the aggregate management believes is not material.


Item 4.	Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

On February 25, 2002, the Board of Directors and shareholders for Aqua Clara Bottling & Distribution, Inc. approved a Certificate of Amendment to the Articles of Incorporation that specifies the name shall be changed from Aqua Clara Bottling and Distribution, Inc. to
BEVsystems International, Inc. In addition, on February 25, 2002, the Board of Directors and shareholders approved a one for ten (1:10) reverse stock split for shareholders of record as of January 17, 2002.

Also, on February 25, 2002, the directors elected to of the Board of Directors, Duane DuCharme, G. Robert Tatum, III, and James Davidson. The board then appointed G. Robert Tatum, III as the Chief Executive Officer and Chairman of the Board of Directors.

On February 25, 2002, the Board of Directors approved the relocation of he principal executive offices to 501 Brickell Key Drive, Suite 407, Miami, Florida 33151.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
         --------------------------------------------------------

The Company's Common Stock is eligible to be traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "BEVS.OB," and in the National Quotation Bureau, Inc.
("NQB") "pink sheets" under BEVsystems International, Inc.   Inclusion
on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service.

Below is a summary of the common equity transactions from inception to date.

In April 2001, the Company issued 4,200,000 shares of common stock to founders of the Company for $42,000. In July 2001, the Company completed a private placement of $1,787,500, consisting of 3,250,000 shares of the Company's common stock at $0.55 per share and 3,250,000 warrants, exercisable at $1.10 and expiring on May 1, 2003. In December 2001, the Company raised an additional $247,500 through a private placement of 450,000 shares of common stock at $0.55 per share. The issuance costs associated with these private placements were $515,000 and is reflected in the net proceeds.

BEVsystems International, Ltd. entered into an asset purchase agreement with Life International, an oxygenated beverage company. The asset purchase was completed on July 13, 2001, and included patent and trademark rights, distributor contracts, and the oxygenated equipment and inventories. To acquire the assets, BEVsystems International, Ltd. paid Life International $1,020,000 in cash, and issued to Life International 6,917,647 shares of common stock and 1,991,210 warrants for additional shares.

In December 2001, holders of convertible notes were issued 901,817 warrants to acquire shares of the Company's stock at prices ranging from $0.33 to $0.55 per share. Additionally, proceeds of $40,000 were received in January 2002 for the exercise of 121,730 warrants.

In January 2002, the Company issued 13,091 shares of common stock for services rendered. The Company recorded $7,200 of expense during the year ended March 30, 2002.

In February 2002, the Company raised an additional $965,000 through a private placement of 1,286,666 shares of common stock at $0.75 per share.

As a result of the acquisition Aqua Clara noted below, all shares of common stock ,options and warrants in the common equity transactions before February 25, 2002 have been restated in the accompanying consolidated financial statements and notes.

BEVsystems International, Ltd. entered into an Agreement for the Purchase and Sale of Stock (the "Agreement") with Aqua Clara Bottling & Distribution, Inc. and Subsidiaries ("Aqua Clara") on January 15, 2002. As of the effective date, February 25, 2002, Aqua Clara had 79,991,535 common shares issued and outstanding prior to a 1 for 10 reverse stock split which reduced this number to 7,999,196. The Company also had 100 shares of preferred stock issued and outstanding as of the effective date. Upon execution of the agreement, holders received for each share of BEVsystems International, Ltd. common stock and warrants, 1.6738 shares of Aqua Clara's common stock and warrants.

The company recorded an additional 7,999,196 shares of common stock, 100 shares of preferred stock (valued as if converted to 174,825 shares of common stock) and 5,176,754 options to purchase shares of common stock in connection with the acquisition of Aqua Clara. This transaction qualified as a tax-free exchange of property for income tax purposes.

The company has determined the net purchase price of Aqua Clara to be $13,831,661 calculated as follows: A gross valuation of $14,685,806, based on the closing price as of the date of acquisition of $1.10 per share multiplied by the outstanding shares, options , less proceeds from the exercise of options of $2,573,561, plus net liabilities assumed of $1,719,416. This amount has been allocated based on the fair values of tangible assets acquired with the balance allocated to intangible assets (goodwill, trademarks, customer relationships).

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period. Such information reflects inter dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions. The prices have been adjusted to reflect the reverse 10-for-1 split declared on March 15, 2002.


Fiscal Year Ending March 30, 2002            High           Low
---------------------------------            ----           ---

  First Quarter                              1.90           1.40
  Second Quarter                             1.20           0.51
  Third Quarter                              0.70           0.60
  Fourth Quarter                             1.16           0.57

Fiscal Year Ending March 31, 2001            High           Low
---------------------------------            ----           ---

  First Quarter                              3.35           1.35
  Second Quarter                             1.80           1.00
  Third Quarter                              1.20           0.48
  Fourth Quarter                             1.90           0.66

Fiscal Year Ending April 2, 2000             High           Low
---------------------------------            ----           ---

First Quarter                                4.75           2.20
  Second Quarter                             4.30           1.20
  Third Quarter                              2.00           0.80
  Fourth Quarter                             4.70           1.25


As of March 30, 2002, there were approximately 545 record holders of Company common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Subsequent Events
-----------------

A Form S-8 registration statement for 6,000,000 shares was filed on April 18, 2002 for the sole purpose of issuing shares for past and continued services to officers, directors, third party consultants and certain employees. The company has issued 5,658,949 shares to date as follows: 2,254,046 shares to directors and officers as compensation, 3,404,903 to vendors and third party consultants for past and continued services.

Subsequent to year end, the company also issued 3,003,002 restricted shares as follows: 916,738 shares at prices ranging from .01 to .33 for the exercise of stock options by directors and officers, 572,140 shares at prices ranging from .33 to .66 for the exercise of warrants. (502,140 have not yet been issued as of the date of this report), 235,598 shares at a price of .33 for the conversion of a note payable, and 1,278,526 shares to vendors and third party consultants for past and continued services valued on the date of issuance. These shares are restricted until such filing of a SB-2 Registration Statement. In addition, the company has also issued $600,000 in convertible securities subsequent to year end.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------

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

The Company's acquisition of Aqua Clara Bottling & Distribution, Inc. and Subsidiaries was effective on February 25, 2002, and under Generally Accepted Accounting Principles, BEVsystems International, Ltd. ("BEVsystems") was recapitalized. From a legal perspective, Aqua Clara (renamed BEVsystems International, Inc.) was the surviving company and thus continues its public company reporting obligations. However, from an accounting perspective, BEVsystems International, Ltd. acquired Aqua Clara. As a result, all financial information in this 10K is presented using the purchase method of accounting for the acquisition of Aqua Clara under generally accepted accounting principles. The financial results includes BEVsystems results from April 1, 2001 to March 30, 2002 and Aqua Clara's results only from the five week period February 25, 2002 to March 30, 2002. Since BEVsystems had no operations prior to April 1, 2001, there are no comparative financial results to disclose.

The net sales for the fiscal year ending March 30, 2002 are $ 1,379,384 after allowance for recalled products of $250,000. The Gross Margin for the fiscal year ended March 30, 2002 was $ 172,030, less the allowance of $250,000 related to a recall of product from Nihon Shoken, for a gross margin of $(77,970). The net loss was $4,585,208. Selling and general administrative expenses for the fiscal year ended March 30, 2002 were $4,507,238. The introduction and branding of a new beverage product in the domestic United States is an expensive undertaking. The Company incurred $1,216,023 in sales and marketing expense launching Life O2 in the south Florida market.

The current year net loss includes a charge of $625,316 related to accrued bonuses to directors and officers. Subsequent to March 30, 2002, 1,203,493 shares of stock were issued as payment for this accrual. The remaining cash portion $191,935 is carried as an accrual and has not been paid.

Prior to the acquisition of the Life O2 assets from Life International, Life O2 and private labeled products were produced by third party contractors under co-packaging licensing agreements including, among others, World Choice Bottling Corp. in Vancouver B.C. World Choice Bottling Corp. produced Balance Date +O2 bottled water for Life International's Japanese customer Nihon Shokken. Subsequent to the acquisition of the Life O2 assets, the Balance Date + O2 bottled water product was recalled due to the growth of mould in the product produced by World Choice Bottling Corp. The recalled product was produced prior to and subsequent to the Life O2 asset acquisition. The company is indemnified against this recall by Life International. Furthermore, the Company has initiated legal proceedings against World

Choice Bottling Corp. The Company has determined that the exposure against any future claims from Nihon Shokken to be $250,000.

The Company entered into a master distribution agreement with StonePoint Group, Ltd. for the territory of Asia. The Company received $400,000 as a one-time license fee. This fee is carried on the balance sheet as a deposit. When Nihon Shokken releases a new production order to replace the recalled product the Company will begin to amortize the deposit to income. Management believes that StonePoint will receive the new order during our fiscal 2nd quarter however, there can be no assurances that this will occur.

The Company does not intend to manufacture bottled water products without firm orders in hand for its products. The Company intends to expend costs over the next twelve months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance that the company will generate significant revenues as a result of its investment in advertising, marketing and distribution and there can be no assurance that the company will be able to continue to attract the capital required to fund its business plan.

Life International Acquisition
------------------------------

BEVsystems International, Ltd. ("BEVsystems") was formed to acquire and further develop the oxygenated beverage business of Life International Products, Inc. and Life O2 Beverage, LLP (collectively "Life International"). BEVsystems entered into an asset purchase agreement with Life International that was completed on July 13, 2001, which included patent and trademark rights, distributor contracts, and the oxygenated equipment and inventories. To acquire the assets, BEVsystems paid Life International $1,020,000 in cash, and issued to Life International 6,917,647 shares of common stock and 1,991,210 warrants for additional shares, representing approximately 49% of BEVsystems' outstanding shares.

Upon execution of the asset purchase agreement, Life International provided BEVsystems with an exclusive, perpetual, royalty-free license to its domestic and foreign patents for the field use of human consumables and transfer ownership to BEVsystems of its Life O2 and OXYLOC trademarks. BEVsystems also acquired the ability enter into supply agreements to provide oxygenation equipment at a pass-through cost to Life International for uses other than production of human consumables and a royalty-free, exclusive license to use the Life O2 trademark for other than food and beverage.

Aqua Clara Bottling & Distribution, Inc. and Subsidiaries Acquisition
---------------------------------------------------------------------

Effective February 25, 2002, the Company consummated a merger with Aqua Clara Bottling & Distribution, Inc. and Subsidiary (Aqua Clara). Aqua Clara produces, bottles, sells and distributes oxygenated drinking water.

The merger was accounted for as a reverse merger using the purchase method of accounting. Accordingly, the acquisition has been treated as an acquisition of Aqua Clara by BEVsystems International, Ltd. ("BEVsystems") and as a recapitalization of BEVsystems. As a result, the assets and liabilities of BEVsystems are recorded at historical values and the assets and liabilities of Aqua Clara are recorded at their estimated fair values at the date of the merger. The historical financial statements presented prior to February 25, 2002 are those of BEVsystems. The Company obtained an independent valuation of the assets of Aqua Clara in order to determine the fair value of assets purchased.

New Accounting Pronouncements
-----------------------------

On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise. Identifiable intangible assets will continue to be amortized over their estimated useful lives.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

Net Operating Losses
--------------------

The Company has accumulated approximately $12,068,000 of net operating loss carryforwards as of March 30, 2002, which may be offset against future taxable income. The carryforwards begin to expire in 2011.
The use of these losses to reduce future income taxes will be limited based on Internal Revenue Code Section 382. The Company has reserved a valuation allowance for the deferred tax asset arising from net operating loss carryforwards.

Liquidity and Capital Resources
-------------------------------

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the fiscal year ending March 30, 2002, the Company raised $2,527,000 through the issuance of 9,186,666 shares of common stock. The company also received proceeds from debt instruments of $1,000,000. These proceeds were used to finance our continued operations.

The company is currently engaged in discussions with numerous parties with respect to raising additional capital. Independent Auditors have determined under Generally Accepted Accounting Principles that the company has a "Going Concern" related to the liquidity for the next twelve months.

However, the Company has no definitive plans or arrangements in place with respect to additional capital sources at this time. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Risk Factors and Cautionary Statements
--------------------------------------


We may not be able to raise capital as needed to maintain our operations.

We will need to raise additional funds to promote our brand and support all of our strategies for growth. Additional financing may not be available on favorable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our brands or our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, financial condition and results of operations. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.


If we lose key personnel, we may not be able to successfully operate our business.

Our future success depends, in large part, on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly sales, marketing and financial personnel, may seriously harm our business, financial condition and results of operations. We will need to expand our sales operations and marketing operations in order to increase market awareness of our products, generate increased revenue and support the existing and future distributors. New sales personnel and marketing personnel will require training and take time to achieve full productivity. Competition for such personnel is intense. We cannot be certain that we will successfully attract and retain additional qualified personnel.


Our failure to manage our rapid growth effectively could negatively affect our results of operations.

We expect to experience a period of increasing demand for support from these distributors that would significantly strain all of our resources. We expect that adding the personnel required to support the demands of the new distributors will place strain on our management, operational and financial resources. An inability to manage these increased demands effectively could seriously harm our business, financial condition and results of operations. Historically, Life International outsourced its financial and accounting function and we plan to make similar arrangements initially. We may not generate timely management information or maintain control of this function on this basis. We may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations. Delays in the implementation of new systems or operational disruptions when we transition to new systems would impair our ability to accurately forecast sales demand, manage our product inventory and record and report financial and management information on a timely and accurate basis.


Our markets are highly competitive, and we cannot assure we will be able to compete effectively.

We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in the bottled water market are brand recognition, product quality, product placement and availability and cost. We compete in the oxygenated bottled water market with Talking Rain (Airwater), O to Go and a variety of start-ups, and in general with other bottled waters and sports drinks. Many of our large competitors have strong relationships with mass merchandisers and entrenched shelf space commitments. They may be able to leverage their existing relationships to carry alternative oxygenated water offerings. We also expect that other companies may enter our market with better products, greater financial resources or greater brand recognition. We expect our competitors to continue to improve the dissolved oxygen content and shelf life of their current products and introduce new products. To be competitive, we must continue to invest significant resources in research and development, advertising and marketing. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition is likely to result in price reductions, reduced gross margin and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.


The oxygenated water category may not achieve widespread acceptance, which could cause our business to fail.

The oxygenated water category is relatively new. Less than 1% of all bottled water sold worldwide has enriched oxygen content. Our ability to increase revenue in the future depends on consumers becoming aware of and selecting oxygenated bottled water instead of mineral waters and sports drinks. In order to achieve acceptance, we will have to convince consumers to prefer oxygen-enriched water. If these efforts fail or if oxygen enriched water does not achieve commercial acceptance, our business, financial condition and results of operations could be seriously harmed. As competition increases, our inability to introduce enhanced bottling equipment and packaging could prevent us from competing effectively with others. We expect that the oxygenated water market will be characterized by rapid technological change. We also expect that increased competition in the oxygenated water category will require us to rapidly evolve and adapt our products to remain competitive. The successful operation of our business depends on our ability to develop new bottling technology and packaging enhancements that respond to evolving industry standards on a timely and cost-effective basis. We cannot be certain that we will successfully develop these technologies or capabilities. Our failure to produce technologically competitive products in a cost-effective manner and on a timely basis will seriously harm our business, financial condition and results of operations.


Our reliance on co-packers may adversely affect our revenues and margins.

Our business sells bottled water that is produced by co-packers. While this arrangement will permit us to avoid significant capital expenditures to establish bottling plants of our own, it will expose us to various risks. Our current arrangements do not provide for any capacity reservations or committed delivery times from these co-packers. Since the volumes of Life International's orders have been low to date, Life International has not been adversely affected by the lack of dedicated capacity. If demand for our products increases, we will need committed capacities and pricing. In order to secure committed capacity, we will be required to enter into "take-or-pay" arrangements that commit us to fixed purchase commitments whether or not warranted by our sales. If any of our co-packers were to terminate or fail to renew our arrangements, or should they have difficulties in timely producing oxygenated water for us, our ability to fulfill our commitments to distributors would be adversely affected until we were able to make alternative arrangements, and our business reputation would be adversely affected if any of the co-packers were to produce inferior quality products. To the extent that the co-packers increase their prices, we would in most cases not be able to pass along the increase and our revenues, gross profit and operating income would be adversely affected. In addition, in order to reduce logistics costs, we must establish numerous co-packing relationships with strategically located co-packers. We will need to achieve very large volumes in order to support a geographically diverse co-packer network. Accordingly, our logistics costs are likely to be very high for the foreseeable future.


We depend on entrepreneurial, local distributors to generate most of our revenue and our operating results may be harmed if these companies are not commercially viable.

We expect to generate most of our revenue from small, private distributors. Failure to generate revenue from these distributors would have a negative impact on our business. Many of these distributors are still building their infrastructures and introducing their products. We cannot guarantee that any of these companies will achieve commercial viability. Given that these distributors may be small or start-up operations with uncertain financial resources, we cannot be sure that these distributors will be able to properly market and sell the products in their territories, produce oxygenated water that meets applicable quality standards, or pay their obligations to us. Life International recently terminated a distributor that had been delinquent for over one year in the payment of a minimum royalty for the use of the Life O2 technology. The failure of our distributors to achieve commercial viability or to pay their obligations to us would, in turn, seriously harm our business, financial condition and results of operations.


A loss of one or more of our key distributors could cause a significant decrease in our sales.

We expect to derive a majority of our revenue from a small number of distributors. While many of the agreements with distributors provide minimum annual payments, failure to make such payments in most cases would result in a reevaluation of the relationship rather than the collection of the amount. Accordingly, we cannot be certain that present or future distributors will not terminate their purchasing arrangements with us or significantly reduce or delay their orders. A substantial number of the distributors of Life International have been recently established and we will need to provide substantial assistance in order for them to succeed. Many of the distributors of Life International have not yet reached volumes that are adequate to achieve commercial success. The continued inability of distributors to increase volumes could cause the distributors to discontinue their efforts to bottle and sell our products. Any termination, reduction or delay in orders could seriously harm our business, financial condition and results of operations.


We may not be able to expand our distribution channels, which would harm our ability to generate revenue.

We believe that our future success is dependent upon our ability to establish and maintain successful relationships with a variety of international distributors. To date, Life International has entered into agreements with distributors covering only a portion of the territory that we plan to cover, and most of the relationships developed to date are new. The distributor typically may terminate these distribution agreements without cause upon short notice. We cannot be certain that we will be able to reach agreement with additional distributors on a timely basis or at all, or that these distributors will devote adequate resources to marketing, selling and supporting our products. We must successfully manage our distributor relationships. Our inability to generate revenue from distributors may harm our business, financial condition and results of operations.


Revenues from distributors based outside the United States have historically accounted for most of the revenue of the business, which exposes us to risks inherent in international operations.

Our international operations will be subject to a variety of risks associated with conducting business internationally, any of which could seriously harm our business, financial condition and results of operations. These risks include:

*   greater difficulty in collecting accounts receivable;

* satisfying import or export licensing and product certification requirements;

* tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries;

* potential adverse tax consequences, including restrictions on repatriation of earnings;

*   fluctuations in currency exchange rates;

* seasonal reductions in business activity in some parts of the world;

*   unexpected changes in regulatory requirements;

* burdens of complying with a wide variety of foreign laws, particularly with respect to intellectual property and license requirements;

* difficulties and costs of staffing and managing foreign operations;

*   political instability;

*   the impact of economic recessions outside of the United States;
    and

* limited ability to enforce agreements, intellectual property and other rights in some foreign countries.


Defects in our products may seriously harm our credibility and harm our business.

While we have established quality standards, our distributors may not comply with these standards and may ship bottled water products that have lower oxygen content or shorter shelf life than as advertised.

These problems would seriously harm our credibility, market acceptance of our products and the value of our brand. We believe that there are inherent limitations in the shelf life of oxygen-enriched water packaged in PET bottles. While we are investigating alternative packaging systems, we cannot assure you that we will be able to discover a commercially viable solution. The failure to utilize packaging that provides a consumer with high oxygen content following extended periods of shipping, handling and stocking of our products may result in consumer dissatisfaction with our products and harm our brand. We also believe that additional education and monitoring of our distributors and co-packers will be required to assure compliance with our quality standards. We will need to hire and train regional field managers to improve the performance of the distributors. The occurrence of some of these types of problems may seriously harm our business, financial condition and results of operations.


Government regulation could restrict our business or increase our cost of doing business.

The bottled water industry is highly regulated in the United States by the Food and Drug Administration, state agencies and self-regulatory organizations, such as the International Bottled Water Association. There are equivalent governmental and self-regulatory agencies in other countries. These agencies impose strict production, quality, labeling and packaging requirements on producers of bottled water. New and more stringent government regulations may be adopted in the future that may adversely impact on our business.


We may be liable for product liability damages.

Our distributors and we will be selling ingested consumer products into the stream of commerce. We may, therefore, be subject to claims by consumers if the bottled water that our appointed bottlers or we or distributors sell injures them. Life International in the past has maintained product liability insurance in amounts it deemed sufficient and we plan to obtain product liability insurance. We cannot assure you that we will obtain and maintain adequate or affordable product liability insurance. If we incur uninsured product liability claims our business, financial condition and results of operations could be materially and adversely affected.


Holders of Company stock may be subject to foreign personal holding company, passive foreign investment company, controlled foreign corporation and personal holding company rules.

To the extent that we earn a majority of our income from the payment of royalties, together with other "passive" income (for United States federal income tax purposes), we may be treated as a foreign personal holding company or a passive foreign investment company. In that event, holders of our common stock that are United States persons would be required to pay tax on their pro rata share of the Company's or its relevant non-United States subsidiary's undistributed foreign personal holding company income. If the Company were a passive foreign investment company, then any holder of our common stock that is a United States person could be liable to pay tax at the then prevailing rates on ordinary income plus an interest charge upon some distributions by the Company or when that shareholder sold our common stock at a gain.

Furthermore, additional tax considerations would apply if the Company or any of its affiliates were a controlled foreign corporation or a personal holding company.


Item 7.  Financial Statements
         --------------------

Financial Statements and their footnotes are set forth on pages F-1 through F-16.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
         -----------------------------------------------------------

Accountants have not expressed any disagreeing opinions regarding the Company's treatment of accounting matters.

                          PART III


Item 9.	Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange Act.
        -----------------------------------------------------------

The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of March 30, 2002:


Directors and Executive Officers
--------------------------------

Name                    Age             Position
---------------------------------------------------------------------------

G. Robert Tatum         59              Chief Executive Officer and
                                        Chairman of the Board

Charles E. Bird         62              Senior Vice President of Marketing

Jerry Pearring          41              Senior Vice President and General
                                        Manager for the Domestic Business
                                        Division

Barry Willson           53              Senior Vice President of Operations

James Dale Davidson	53 		Director

E. Douglas Cifers       51              Director



All directors hold office until the next annual meeting of stockholders and until there successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Any non-employee director of the Company is reimbursed for reasonable expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Colorado law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

    G. ROBERT TATUM, III, has served as our Chairman of the Board, Chief Executive Officer and as a Director since the inception of our company. He has and continues to serve as Chairman of the Board and President of Financial Partners Network Corporation, a provider of corporate advisory services, based in Miami, Florida, since its formation in October 2000, and since its inception in August 2001 until December 2001, he served as the Managing Director of SB Venture Capital Management III LLC, a New York limited liability company that serves as the member-manager of Sands Brothers Venture Capital III
LLC, a venture capital company based in New York, New York.    From

April 1998 until August 2001, he served as President and Chief Executive Officer of Nanovation Technologies, Inc., a developer of fiber optic networking components. From 1995 to 1998, Mr. Tatum served as Senior Partner of Financial Partners Network, a sole proprietorship. From 1992 to 1995, Mr. Tatum was Chief Executive Officer and Chairman of DaVinci Scientific Corporation, and from 1991 to 1992, was a candidate for U.S. Congress. Prior to this, Mr. Tatum founded Vitarel Microelectronics in 1986, where he served as President until 1991, served as Senior Vice President of Technology for General Electric Information Services Company from 1984 to 1986, served as Senior Vice President of Operations for Mid-Continent Computer Services from 1980 to 1984 and worked as a Sales Manager for Control Data Corporation from 1977 to 1980. Mr. Tatum received an A.S. from Grossmont College in 1970, a B.S. from San Diego State University in 1972 and completed the course requirements of the M.B.A. program of San Diego State University in 1974.

    CHARLES E. BIRD has served as our Senior Vice President,
Marketing since the inception of our company. He has for the past six years served as the President of the Better Image Company, a marketing consulting firm, and plans to continue to do so. Life International retained the Better Image Company from 1997 through 1999 to assist in the packaging and positioning of the Life O2 brand and to develop marketing strategies for Life International. Mr. Bird has served companies in various industries, including the food and beverage industry. His clients have included Anheuser-Busch, Bacardi Imports, Carling Brewery, Dr. Pepper, Olympic Brewing, Pearl Brewing, Schenley Industries, Seagram's Distillers Co., 7-Eleven Inc., A&W International (Canada), CLOK Restaurants (Sweden and Norway), Kellogg (Canada), LaBatt Brewery (Canada), Pepsi Co International (Japan, Spain, Germany, Sweden, Denmark and Norway) and Life International. Mr. Bird has won industry awards from The American Advertising Federation
(Addy), International Broadcasting Association (IBA), CLIO Awards, International Bottled Water Association, and International Brand Packaging Awards.

    JERRY PEARRING became Sr. VP for Domestic Business of the Life O2 Division in September 2001. He has for the past five years served as President & CEO of Total Quality Beverage, Inc., a beverage distributor based in Keene, NH. Some of the brands successfully introduced by Total Quality Beverage include Maui Juice, Squeeze and Blue Range Beverages. From 1994-1996, Mr. Pearring served as General Manager of Nantucket Nectars' Washington, DC operation. From 1992-1994, he served as National Sales Manager for Soho Beverages based in Reston, Virginia. Prior to this, from 1984 to 1992 he was the owner Chesapeake Export, a seafood brokerage firm based in Arlington, Virginia. From 1981-1984 he held sales and marketing positions with Anheuser-Busch, Inc. Mr. Pearring received a BS degree from George Mason University in 1981, and an MBA from Marymount University in 1995.

    BARRY WILSON, Senior Vice President Operations has served as Director of Latin American Business Development and National Accounts since June 2001 and is also responsible for worldwide operations including Quality Assurance, New Product Development, and Production. Mr. Willson has spent 27 years in the beverage industry, initially as a chemist developing products, and later with marketing and general management responsibilities. Since 1994, he directed various projects at Drinks International Management, a consulting company for operators in the Latin American beverage industry. The company's clients include Cadbury Schweppes, Royal Crown, Snapple, Sunkist, Canadian, Colonial Beverages, Embotelladora Andina SA and Bebidas Refrescantes SA. Prior to his position at Drinks International, Mr. Willson served as General Manager of Latin American Operations for Canada Dry. When Cadbury Schweppes acquired Canada Dry in 1986, he became President of the merged Latin American operation, overseeing the Crush, Schweppes, Canada Dry, Mott's and Hawaiian Punch brands. In 1992 Mr. Willson was named President of Cadbury's new $325 million (US) mineral water acquisition in Mexico, a company with five bottling plants.

    JAMES DALE DAVIDSON has served as a Director of our company since its inception. He is the founder of Agora, Inc., a publishing company located in Virginia. Mr. Davidson also serves as a principal of Strategic Restructuring Group LLC, a private management advisory and merchant banking firm also located in Virginia. He is also a principal for three money management firms, including Strategic Advisors Corporation, Strategic Advisors Overseas, Ltd., Bermuda, and

L.G. Strategic Asia, Hong Kong. Additionally, Mr. Davidson is a principal of New Paradigm Capital Ltd.; a Bermuda based financing company and a director of Pickering and Chatto Publishers, London.
Mr. Davidson is the editor of Strategic Opportunities, a limited circulation investment newsletter. Mr. Davidson serves as a member of the Board of Directors of various non-public corporations. Mr. Davidson is a graduate of the University of Maryland and received his M.A. in Literature at Pembroke College, Oxford, where he now serves as a director of the Pembroke College Foundation. He is also an author who has focused on economic and investment matters.

E. Douglas Cifers, Director, is former Chairman of the Board of
Aqua Clara Bottling & Distribution, and the owner and publisher of Florida Media, Inc., Florida's largest statewide magazine publishing company. Florida Media's publications include Florida Monthly Magazine. Mr. Cifers has been called a "hard-charging entrepreneur with a flair for promotion" by The Wall Street Journal (March 1998). As chairman of Aqua Clara, he helped promote the company's oxygen-enriched bottled water to a broad consumer market.


Directors Terms and Compensation
--------------------------------

Mr. Davidson, and any future outside directors will be entitled to director's fees paid in monthly installments. Currently, we have set directors fees for the outside directors at a rate of $60,000 per year. Mr. Douglas Cifers, Chairman of Aqua Clara Bottling & Distribution, Inc. joined our board upon the close of the merger with Aqua Clara.


Item 10.  Executive Compensation
          ----------------------

The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

Cash Compensation
-----------------

The following table sets forth all cash compensation paid by the Company to its officers and directors for services rendered to the Company for the current fiscal year. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation.

Summary Compensation Table
--------------------------

Name and                    Fiscal                                Other Annual       Common Stock
Principal Position          Year       Salary        Bonus        Compensation           (Value)
----------------------------------------------------------------------------------------------------
G. Robert Tatum III         2001       125,000       71,844 (2)         15,625 (3)        266,097
CEO & Chairman

James Davidson              2001                     23,948 (2)         70,000
Director

Douglas Cifers              2001                     35,922 (2)                           323,299
Director

Barry Wilson                2001        87,083
SVP of Operations


Antony Leslie DaCruz (1)    2001        49,000       23,948 (2)
Pres. of Int'l Sales

Charles Bird                2001       112,500       23,948 (2)        215,532
SVP of Marketing

Jerry Pearing               2001        75,833
SVP of Domestic Sales

Kenneth Visser (1)          2001        52,708       25,000
SVP of Sales

Jorge Rodriguez (1)         2001       102,500
CFO

Michelle Tatum              2001        48,250       42,375
VP of Corp. Comm.

John Plunkett               2001        77,000       12,325 (2)        110,929
General Manager

(1) Non-longer employed as of July 10, 2002.
(2) Accrued but unpaid as of July 10, 2002.
(3) Salary accrued from prior period and paid in current period


Employment Agreements
---------------------

On March 30, 2001, we entered into an employment agreement with Mr. Tatum (the "Tatum Employment Agreement"). The Tatum Employment Agreement provides for Mr. Tatum's employment as our Chief Executive Officer at a base salary of $125,000 per year, with eligibility to receive an incentive bonus as determined by the Board of Directors. The Tatum Employment Agreements also provide for an automobile allowance of up to $1,000 per month and other employee benefits. The Tatum Employment Agreement provides for an initial term of five years with automatic one-year renewal unless terminated by either the Board of Directors or Mr. Tatum in writing at least 120 days prior to a renewal at the end of the initial term. The Tatum Employment Agreement contains confidentiality and noncompete provisions by Mr. Tatum in our favor. In the event of the termination by the Company of Mr. Tatum, other than for cause, or in the event that Mr. Tatum terminates his employment "for good cause" as defined in the Tatum Employment Agreement, Mr. Tatum will be entitled to $250,000 in severance payments.

All of the senior management and officers have Employment Agreements with the Company and they participate in the Company's Employee Stock Option Plan.



Item 11.  Security Ownership of Certain Beneficial Owners and
          Management
          ---------------------------------------------------

The following table sets forth information, to the best knowledge of the Company as of March 30, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.


Name and Address             Amount and Nature of
of Beneficial Owner          Beneficial Ownership       Percent of Class(1)
G. Robert Tatum III (2)
277 Veleros Court
Coral Gables, FL  33143            3,469,851                    6.6%

E. Douglas Cifers
102 Drennen Road, Suite 5C
Orlando, FL  32806                   711,033                    1.4%

James Davidson
321 SO Street, Asaph
Alexandria, VA 22314                 334,760                     *

All Directors and Executive
Officers as a Group
(8 persons)                        7,658,063                   14.7%

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

(2)  Includes warrants issued to Financial Partners Network
Corporation, which is owned 100% by G. Robert Tatum III.



Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

G. ROBERT TATUM. Financial Partners Network Corporation ("FPN"), a corporation owned 100% by G. Robert Tatum, advanced funds and provided services to the company. A fee of $250,000 was paid for services rendered in connection with acquiring the assets of the beverage division of Life International Products and the first private placement stock offering. FPN also advanced $314,319 for operating expenses incurred by the company. The operating expenses are reflected on the statement of operations in general and administrative expenses. The company entered into a convertible note payable for $262,584 with FPN for repayment of the advances. FPN was repaid $51,735 by the company during the year ended March 30, 2002. The company also purchased $48,603 of equipment from FPN, which is included in due to shareholders at March 30, 2002.

CHARLES BIRD our Senior Vice President of Marketing, will be entitled to payment of $0.0025 for each bottle we produce using the distinctive see through label associated with Life O2 branded products that Mr. Bird previously designed. Additionally, The Better Image Company, a marketing consulting firm owned 100% by Charles Bird, was retained to execute certain product development and marketing plans for the company. As of March 30, 2002, the company had incurred $380,105 in marketing materials and product development costs for current marketing programs. $65,654 is included in account payable and accrued expenses and $77,416 is included in convertible notes payable at March 30, 2002.

                           PART IV

Item 13.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

Exhibit No.   Exhibit Name
-----------   ------------

  * 3.1       Articles of Incorporation and all amendments thereto
  * 3.2       By-Laws
   21.1       Subsidiaries

*	Previously filed as Exhibit to Form SB-2

        (b) The Company did file a report on Form 8-K for the year ended March 30, 2002.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 11, 2002                   BEVSYSTEMS INTERNATIONAL, INC.




                                      By:___/s/G. Robert Tatum______
                                         G. Robert Tatum
                                         President/C.E.O.

============================================================================











                                               Financial Statements

                                          BEVsystems International, Inc.
                                                 And Subsidiaries

                                         For the Year Ended March 30, 2002





============================================================================

           [GERSON, PRESTON, ROBINSON & COMPANY, P.A. LETTERHEAD]



Board of Directors and Shareholders
BEVsystems International, Inc. and Subsidiaries
Miami, Florida



                   INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of BEVsystems International, Inc. and Subsidiaries as of March 30, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BEVsystems International, Inc. and Subsidiaries as of March 30, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming that BEVsystems International, Inc. and Subsidiaries will continue as a going concern. As more fully described in Note 3, the Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                          /s/Gerson, Preston, Robinson & Company, P.A.
July 8, 2002
Miami Beach, Florida      CERTIFIED PUBLIC ACCOUNTANTS

                               BEVsystems International, Inc. & Subsidiaries
                                                  CONSOLIDATED BALANCE SHEET
                                                           At March 30, 2002

============================================================================



                              ASSETS

Current assets
  Cash                                                         $       8,296
  Accounts receivable                                                106,143
  Inventory                                                           66,184
  Prepaid expenses and other current assets                          101,666
----------------------------------------------------------------------------

     Total current assets                                            282,289

Property, plant and equipment, net                                 1,920,003

Intangible assets                                                 18,113,032
----------------------------------------------------------------------------

     Total assets                                              $  20,315,324
============================================================================


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                             $   1,203,281
  Accrued expenses                                                 1,852,001
  Deposit                                                            400,000
  Notes payable                                                    1,421,778
  Current portion of long-term debt                                   13,073
----------------------------------------------------------------------------

     Total current liabilities                                     4,890,133

  Long-term debt, net of current portion                             350,283
----------------------------------------------------------------------------

     Total liabilities                                             5,240,416
----------------------------------------------------------------------------

Shareholders' equity
  Preferred stock; no par value; 5,000,000
    shares authorized; 100 shares issued
    and outstanding; nonvoting and convertible
    into 174,825 shares of common stock                               74,601
  Common stock; no par value; 100,000,000 shares
    authorized; 38,431,125 shares issued and
    outstanding and additional paid-in capital                    19,585,515
  Accumulated deficit                                             (4,585,208)
----------------------------------------------------------------------------

      Total shareholders' equity                                  15,074,908
----------------------------------------------------------------------------

      Total liabilities and shareholders' equity               $  20,315,324
============================================================================


See accompanying notes.

                               BEVsystems International, Inc. & Subsidiaries
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                 For the Year March 30, 2002
============================================================================




Net revenues                                                   $   1,379,384
----------------------------------------------------------------------------

Costs and expenses
  Cost of revenues                                                 1,457,354
  Selling and marketing                                            1,472,575
  General and administrative, including
    interest expense of $104,305                                   3,034,663
----------------------------------------------------------------------------

     Total costs and expenses                                      5,964,592
----------------------------------------------------------------------------

Net loss                                                       $  (4,585,208)
============================================================================


Basic and diluted loss per common share                        $       (0.20)
                                                               -------------

Weighted average number of common shares outstanding              23,299,620
                                                               -------------
















See accompanying notes.
                                                                         F-2

                               BEVsystems International, Inc. & Subsidiaries
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   Year Ended March 30, 2002
============================================================================


                                                       Common Stock
                                                and Additional Paid-in Capital
                                                ------------------------------
                                                Number of                        Preferred    Accumulated
                                                Shares          Amount           Stock        Deficit           Total
------------------------------------------------------------------------------------------------------------------------

Issuance of common stock to founders             7,029,960      $    42,000         -            -           $    42,000

Issuance of common stock and warrants in
  various private placements, net of
  issuance costs                                 8,346,682        2,485,000         -            -             2,485,000

Issuance of common stock and warrants for
  the acquisition of Life International         14,911,645        4,899,871         -            -             4,899,871

Issuance of options in connection with
  convertible notes payable                         -                73,800         -            -                73,800

Common stock issued for services                    21,912            7,200         -            -                 7,200

Warrants exercised                                 121,730           40,000         -            -                40,000

Issuance of stock and warrants for the
  acquisition of Aqua Clara                      7,999,196       12,037,644       74,601         -            12,112,245

Net loss                                            -                 -             -         (4,585,208)     (4,585,208)
------------------------------------------------------------------------------------------------------------------------

Balance at March 30, 2002                       38,431,125      $19,585,515     $ 74,601     $(4,585,208)    $15,074,908
========================================================================================================================


                               BEVsystems International, Inc. & Subsidiaries
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                           For the Year Ended March 30, 2002
============================================================================


Operating activities
  Net loss                                                     $  (4,585,208)
  Adjustments to reconcile net loss to net cash (used)
    in operating activities:
      Depreciation                                                    50,418
      Amortization of debt discount                                   51,250
      Issuance of common stock for services                            7,200
      Changes in assets and liabilities, net
      of acquisitions:
        (Increase) in accounts receivable                            (83,562)
        (Increase) in inventory                                      (29,045)
        (Increase) in prepaid expenses and other
          current assets                                             (94,269)
        Increase in accounts payable and
          accrued expenses                                         1,855,261
        Increase in deposit                                          400,000
----------------------------------------------------------------------------

           Net cash (used) in operating activities                (2,427,955)
----------------------------------------------------------------------------

Investing activities
  Purchase of furniture and equipment                               (186,604)
  Acquisition of Life International                               (1,020,000)
  Cash from Aqua Clara Bottling & Distribution, Inc.
    acquisition                                                        6,559
----------------------------------------------------------------------------

           Net cash (used) in investing activities                (1,200,045)
----------------------------------------------------------------------------

Financing activities
  Proceeds from notes payable                                      1,069,296
  Issuance of common stock                                         2,527,000
  Proceeds from exercise of warrants                                  40,000
----------------------------------------------------------------------------

           Net cash provided by financing activities               3,636,296
----------------------------------------------------------------------------

Net increase in cash                                                   8,296

Cash, beginning of year                                                 -
----------------------------------------------------------------------------

Cash, end of year                                              $       8,296
============================================================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest                       $      12,082
  Supplemental schedule of non-cash investing and
  financing activities:
    Stock and warrants issued in connection with
      the acquisition of Life International                    $   4,899,871
    Warrants issued in connection with convertible
      notes payable                                            $      73,800
    Stock and warrants issued in connection with the
      acquisition of Aqua Clara Bottling &
      Distribution, Inc.                                       $  12,112,245
    Office equipment acquired through a loan from
      a shareholder                                            $      48,603




See accompanying notes.

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================



1.   NATURE OF OPERATIONS AND RISKS AND UNCERTAINTIES

BEVsystems International, Inc. (the "Company") is a provider of oxygenated water.

The Company had no activity from its inception, on March 20, 2001 through March 31, 2001.

The Company's fiscal year ends on the Saturday nearest to March
31.

July 12, 2001, the Company acquired the net assets of the beverage division of Life International, a provider of oxygenated water.
The net assets included oxygenation equipment, bottles, proprietary seals, marketing materials, office equipment, trademarks, patent rights and other intangible assets (see Note
4).

The Company distributes its products primarily through an international distribution network. Approximately 92% of the Company sales were made to one distributor in Japan. There were no accounts receivable from this customer at March 30, 2002.
Domestic sales, which are approximately 5% of total revenues, are through local distributors and home delivery.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition. The Company's revenues are derived principally from the sale of oxygenated beverages. Revenues are recognized upon delivery of the product to the customers. Revenue recognized has been reduced for recalled water. (See Note 17).
Upon delivery, the Company has no further obligations.

Inventory. Inventories consist primarily of labels, bottles and caps and are stated at the lower of cost (first-in, first-out) or market.

Property, plant and equipment. Property, plant and equipment are stated at cost. Depreciation of plant and equipment is provided over estimated useful lives of the assets using the straight-line method.

The costs of significant improvements are capitalized. Costs of normal repairs are charged to expense as incurred. The cost and accumulated depreciation of plant and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in income.

Intangible Assets. Intangible assets consist primarily of goodwill process technology, trademarks, and customer relationships. Goodwill is not amortized. All other intangible assets are deemed to have indefinite useful lives because they are expected to generate cash flows indefinitely and are, therefore, not amortized.

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Long-Lived Assets. The Company evaluates the recoverability of long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such evaluation involves the use of an independent appraisal or is based on various analyses, including cash flows and profitability projections. If the sum of the expected future cash flows or the appraised value is less than the carrying amount of the assets, an impairment loss is recognized. Accordingly, impairment loss is the difference between the sum of the estimated future cash flows or appraised value and the carrying amount of the asset. Management believes that there is no impairment as of March 30, 2002.

Concentration of credit risk. The Company maintains its cash in bank accounts, which at times exceed federally insured limits.
The Company has not experienced any losses in such accounts.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Estimates are used for, but not limited to, accounts payable; asset impairments; depreciable lives of assets; useful lives of intangible assets; and valuation of intangibles. Future events and their effects cannot be perceived with certainty. Accordingly our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. Actual results could differ from those estimates.

Advertising and Sales Promotion Costs. Advertising and sales promotion costs are expensed as incurred. Advertising costs consist primarily of magazine advertisements, agency fees and other direct production costs.

Legal Fees. Legal fees are charged to expense in the period the legal services are performed.

Research and Development. Research and development costs are expensed as incurred.

Web-site Technology and Content. Technology and content costs consist principally of payroll and related costs for development, editorial systems, consultants and costs of acquired content for the Company's website. Technology and content costs related to planning, development and acquisition of content and operations of the Company's website are expensed as incurred and included in selling, general and administrative expenses. Costs to acquire or

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


develop both hardware and software, needed to operate the site are capitalized and depreciated over estimated useful lives.

Loss Per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares for the period. The computation of diluted loss per share is similar to basic loss per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares, such as options, had been issued. Diluted loss per share is not presented because the effects would be anti-dilutive.

Fair Value of Financial Instruments. The Company's financial instruments, primarily consisting of cash, accounts receivable, accounts payable, accrued expenses and debt approximate fair value due to their short-term nature or interest rates that approximate market.

New Accounting Pronouncements. On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise. Identifiable intangible assets will continue to be amortized over their estimated useful lives.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements.

3.   GOING CONCERN - UNCERTAINTY

As shown in the accompanying consolidated financial statements, the Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a shareholders' deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing and cost reduction measures.

There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals.

Furthermore, if the Company is unable to raise additional funds, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


4.   LIFE INTERNATIONAL ACQUISITION

Effective July 12, 2001, the Company consummated a merger with Life International, an oxygenated beverage company.

Pursuant to the merger, the Company issued 11,578,758 shares of common stock to Life International and 3,332,887 warrants for additional shares. The warrants were exercised prior to March 30, 2002 and provided Life International with a 49% ownership in the Company. There was no cost to exercise the warrants and they had no expiration date. The stocks and warrants were assigned a value of $4,899,871, based on the sales price of common stock sold by the Company in two separate identically priced private placements which occurred before and after the acquisition.

The merger was accounted for using the purchase method of accounting. The Company has determined the purchase price to be $5,913,490, which consists of a cash payment of $1,020,000, the

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


value of the shares and warrants of $4,899,871, less the net assets of $6,381, which consists of $96,381 of fixed assets, less liabilities assumed of $90,000. The purchase price in excess of net assets has been allocated as follows:


4.	LIFE INTERNATIONAL ACQUISITION (Cont'd)


The Company obtained an independent valuation of the assets of Life International in order to determine the fair value of assets purchased.


               Description             Amount
     --------------------------------------------
     Customer relationships           $   400,000
     Process technology                 3,887,000
     Trademarks                           830,000
     Goodwill                             796,490
     --------------------------------------------

                                      $ 5,913,490
     ============================================


5.   AQUA CLARA BOTTLING & DISTRIBUTION, INC. ACQUISITION

Effective February 25, 2002, the Company consummated a merger with Aqua Clara Bottling & Distribution, Inc. and Subsidiary (Aqua
Clara), an oxygenated beverage company.

The merger was accounted for as a reverse merger using the purchase method of accounting. Accordingly, the acquisition has been treated as an acquisition of Aqua Clara by BEVsystems and as a recapitalization of BEVsystems. As a result, the assets and liabilities of BEVsystems are recorded at historical values and the assets and liabilities of Aqua Clara are recorded at their estimated fair values at the date of the merger. The historical financial statements presented prior to February 23, 2002 are those of BEVsystems.

As a result, the Company recorded an additional 7,999,196 shares of common stock, 100 shares of preferred stock (valued as if converted to 174,825 shares of common stock) and options to purchase 5,176,754 shares of common stock. The Company has determined the purchase price to be $13,831,661, which consists of the value assigned the stocks and options of $14,685,806, based on the closing price of the stock of $1.10 per share on February 25, 2002, the closing date of the transaction, less the estimated proceeds from the exercise of the options of $2,573,561, plus the net liabilities assumed of $1,719,416. The net liabilities assumed consisted of cash of $6,559, accounts receivable of $22,581, inventory of $37,139, other assets of $5,891 less

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


liabilities assumed of $1,791,586. The purchase price has been allocated as follows:


5.   AQUA CLARA BOTTLING & DISTRIBUTION, INC. ACQUISITION (Cont'd)



               Description             Amount
     --------------------------------------------
     Land                             $    90,000
     Building                             784,454
     Equipment                            757,665
     Goodwill                          11,149,542
     Trademarks                           910,000
     Customer relationships               140,000
     --------------------------------------------

                                      $13,831,661
     ============================================

The Company obtained an independent valuation of the assets of Aqua Clara in order to determine the fair value of assets purchased.


6.   PROPERTY, PLANT AND EQUIPMENT

                                                             Useful
                                                             Lives
     -------------------------------------------------------------------
     Machinery & processing equipment        $  902,682    4 to 15 years
     Building                                   784,454       25 years
     Transportation equipment - Pledged          98,958       4 years
     Computer and office equipment               94,327    3 to 7 years
     Land                                        90,000        n/a
     --------------------------------------------------

                                              1,970,421
     Less accumulated depreciation              (50,418)
     --------------------------------------------------

        Property, plant and equipment, net   $1,920,003
     ==================================================

Depreciation expense was $50,418 for the year ended March 30, 2002.

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


7.   INTANGIBLE ASSETS


              Description               Amount
     --------------------------------------------

     Goodwill                        $ 11,946,032
     Process technology                 3,887,000
     Trademarks                         1,740,000
     Customer relationships               540,000
     --------------------------------------------

                                     $ 18,113,032
     ============================================


There was no amortization expense for intangible assets for the year ended March 30, 2002.


8.   ACCRUED EXPENSES


              Description               Amount
     --------------------------------------------
     Bonuses                         $  1,107,792
     Settlements (See Note 17)            350,000
     Interest                             102,216
     Payroll and related costs             95,472
     Professional fees                     52,500
     Other                                144,021
     --------------------------------------------

                                     $  1,852,001
     ============================================


9.	NOTES PAYABLE

Convertible notes payable, net of debt discount;
  interest payable monthly at 10.5%; maturities
  range from October to November 2002;
  $540,000 due to shareholders and related parties   $    977,450

Demand notes payable to shareholders; interest
  at 8%; collateralized by real property                  373,635

Bank notes payable; interest payable monthly at
  9%; collateralized by equipment with a net book
  value of $88,726; matures July 17, 2002                  70,693
-----------------------------------------------------------------
       Notes payable                                 $  1,421,778
=================================================================


10.	LONG-TERM DEBT

Mortgage payable to a shareholder with interest at 8% is collateralized by property, plant and equipment and matures
February 2017.

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


The aggregate maturities are as follows:


              Year                      Amount
     --------------------------------------------
              2003                   $    13,073
              2004                        14,158
              2005                        15,333
              2006                        16,606
              2007                        17,984
          Thereafter                     286,202
     --------------------------------------------

                                     $   363,356
     ============================================


11.  LEASES

The Company leases certain office space under an operating lease.
 Future obligations under the primary terms of the Company's long-term operating lease as of March 30, 2002 are approximately as follows:

           Years Ended                Operating
            March 30,                   Lease
     --------------------------------------------
              2003                   $   93,700
              2004                       15,600
     --------------------------------------------

                                     $  109,300
     ============================================


Rent expense was approximately $86,000 for the year ended March
30, 2002.


12.  STOCK OPTION PLAN

In April 2001, the Company adopted a Stock Option Plan intended to provide officers, directors, key employees and consultants of the Company an opportunity to acquire stock in the Company. As of March 30, 2002, 1,732,383 options to purchase shares at $0.33 per share had been issued and 900,000 options to purchase shares at $0.01 per share had been issued. 1,695,055 of the options are vested at March 30, 2002, with the remainder, of 937,328, options, to be vested over the next two years. No options have been exercised at March 30, 2002. The fair value of the options on the grant date was $94,050 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had the compensation cost for stock option grants to the Company's employees been determined by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have increased for the year ended March 30, 2002, as

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================

presented in the table below.  Using the Black-Scholes Option
Pricing Model, the Company's pro forma net loss is as follows:


     Pro Forma Net Loss                   $  (4,653,620)
     Pro Forma Net Loss Per Share         $       (0.20)
     Risk Free Interest Rate                       5.71%
     Expected Lives                              2 Years
     Expected Volatility                            None


For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.


13.  COMMON STOCK TRANSACTIONS

	In connection with the acquisition of Aqua Clara, all shares of common stock outstanding prior to the acquisition date were exchanged at the ratio of 1.6738 per share. All shares of common stock and prices have been restated in the accompanying consolidated financial statements and notes.

In April 2001, the Company issued 7,029,960 shares of common stock to founders of the Company for $42,000.

In July 2001, the Company completed a private placement of $1,787,500, consisting of 5,439,850 shares of the Company's common stock at $0.33 per share and 5,439,850 warrants, exercisable at $0.66 and expiring on May 1, 2003. The options had no value using the Black-Scholes Option Pricing Model.

In December 2001, the Company raised an additional $247,500 through a private placement of 753,210 shares of common stock at $0.33 per share.
In February 2002, the Company raised an additional $965,000 through a private placement of 2,153,622 shares of common stock at $0.45 per share.

The issuance costs associated with these private placements were $515,000 and is reflected in the net proceeds.

In January 2002, the Company issued 121,730 shares of common stock for services rendered. The Company recorded $7,200 of expense during the year ended March 30, 2002.

The holders of the convertible notes payable have 1,509,461 warrants to acquire shares of the Company's stock at prices ranging from $0.20 to $0.33 per share. Proceeds of $40,000 were received for the exercise of 121,730 warrants in January 2002. The warrants expire in three to five years. The proceeds from the issuance of the notes payable with the warrants were allocated between the warrants and the notes payable, based on their relative fair values at the time of issuance. The fair value of the warrants on the grant date was $73,800 calculated using the

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


Black-Scholes Option Pricing Model and was accounted for as
additional paid-in capital and as a debt discount which is
amortized to interest expense over the term of the notes. $51,250 was charged to interest expense during the year ended March 30, 2002.


14.  DEFERRED INCOME TAXES

At March 30, 2002, the Company has available net operating loss carryforwards of approximately $12,068,000. These losses may be used to offset future taxable income in limited amounts through 2022. The limitations are based on Internal Revenue Code Section
382. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized due to substantial uncertainty.

Accordingly, components of the Company's net deferred income taxes at March 30, 2002 are as follows:


     Deferred tax assets:

     Net operating loss carryforwards     $  4,766,860
     Valuation allowance                    (4,766,860)
     -------------------------------------------------
     Total                                $     -
     =================================================


15.  RELATED PARTY TRANSACTIONS

Financial Partners Network Corporation ("FPN"), a corporation owned by the Company's Chairman and Chief Executive Officer, advanced funds and provided services to the Company. A fee of $250,000 was paid for services rendered in connection with the private placement stock offering. FPN also advanced $314,319 for operating expenses incurred by the Company. The operating expenses are reflected on the statement of operations in general and administrative expenses. The Company entered into a convertible note payable for $262,584 with FPN for repayment of the advances. FPN was repaid $51,735 by the Company during the year ended March 30, 2002. The Company purchased $48,603 of equipment from FPN which is included in loans from shareholders at March 30, 2002.

The Company has engaged The Better Image Company, a marketing consulting firm, to develop and execute product design and marketing plans for the Company. The Company's Senior Vice
President of Marketing owns The Better Image Company.  As of March

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


30, 2002, the Company had incurred $380,105 in related costs which are included in selling and marketing expenses of which $65,654 is included in accounts payable and accrued expenses and $77,416 is included in convertible notes payable at March 30, 2002.

The Company bought $35,913 worth of oxygenated water from a corporate shareholder during the year ended March 30, 2002. The amounts are included in accounts payable and accrued expenses at March 30, 2002 and cost of revenues for the year ended March 30, 2002.

As of March 30, 2002, the Company owed certain employees
$1,253,354 for payment of accrued salaries, bonuses and reimbursement of expenses.


16.  PRO FORMA INFORMATION

The following unaudited pro forma financial information reflects the results of operations for the year ended March 30, 2002 as if the Life International and Aqua Clara acquisitions had occurred at the beginning of the period presented, and after giving effect to purchase accounting adjustments. This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company, Life International and Aqua Clara been combined during the period.

               Year Ended March 30, 2002
     --------------------------------------------
     Net revenues                    $  3,379,860
     ============================================

     Net loss                        $ (6,234,926)
     ============================================

     Net loss per share              $      (0.18)
     ============================================

17.  OTHER COMMITMENTS AND CONTINGENCIES

A former officer of Aqua Clara filed suit against Aqua Clara for approximately $227,000 of accrued wages, loans that took the form of a mortgage on the property, and other damages. This claim also seeks 1,350,000 shares of the Company's common stock. The Company has provided approximately $180,000 related to the accrued wages, loans and other damages in the accompanying financial statements, which was accrued by Aqua Clara prior to the acquisition.
However, the Company asserts that all or a majority of the number of common shares due is a frivolous claim and has not included any amount related to these shares in the accompanying financial statements.

                               BEVsystems International, Inc. & Subsidiaries
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


============================================================================


17.  OTHER COMMITMENTS AND CONTINGENCIES (Cont'd)

The Company received a $400,000 deposit under an exclusive license and trademark user agreement. Under the terms of the agreement, the licensee has the right to produce and sell oxygenated drinking water and beverages bearing the Company's trademarks in various Asian countries for an initial term of five years with provisions for successive five year renewal periods with amortization to commence upon shipment of the product. The licensee's major customer is a Japanese distributor, who was also the Company's major customer during the year ended March 30, 2002.


Sales to this customer included water, produced by a contracted bottler, which was recalled by the Japanese government.
Management has estimated its exposure to be $250,000, which has been recorded by the Company during the year ended March 30, 2002, and is included as a reduction of revenue and in accounts payable and accrued expenses.


18.  CONCENTRATION OF CREDIT RISK

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and trade accounts receivable. The Company places its cash investments with high quality financial institutions and believes that the risk of loss is remote.

The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses.


19.  SUBSEQUENT EVENTS

The Company issued 6,106,627 shares of common stock in lieu of
cash for services rendered by employees and non-employees.   In
addition, 986,738 options were converted to shares of the Company's common stock.