Form 10QSB
period 2002-06-30
BEVSYSTEMS INTERNATIONAL INC
filed 2002-08-14
CIK 1020477

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 2002


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

As of August 14, 2002, the registrant had 46,857,713 shares of common stock outstanding at no par value.

             BEVSYSTEMS INTERNATIONAL, INC. & SUBSIDIARIES


                         TABLE OF CONTENTS



PART I

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet as of June 30,
           2002 (unaudited)

           Condensed Consolidated Statement of Operations
           (unaudited) for the three months ended June 30, 2002 and 2001

           Condensed Consolidated Statement of Cash Flows
           (unaudited) for the three months ended June 30, 2002 and 2001

           Notes to Condensed Consolidated Financial Statements
           (unaudited)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II - Other Information

Item 1-5.  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

Signatures

                                BEVsystems International, Inc. & Subsidiaries
                             CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                                             At June 30, 2002

=============================================================================


                                 ASSETS

Current assets
  Cash                                                           $     97,208
  Accounts receivable                                                 126,864
  Inventory                                                            94,564
  Prepaid expenses and other current assets                           212,599
-----------------------------------------------------------------------------

     Total current assets                                             531,235

Property, plant and equipment, net                                  1,902,513

Intangible assets                                                  18,113,032
-----------------------------------------------------------------------------

     Total assets                                                $ 20,546,780
=============================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $1,135,649
  Accrued expenses                                                  1,322,161
  Deposits and deferred fees                                          517,500
  Convertible debentures                                            1,412,584
  Notes payable and shareholder advances                              610,986
-----------------------------------------------------------------------------

     Total current liabilities                                      4,998,880

  Long-term debt, net of current portion                                2,007
-----------------------------------------------------------------------------

     Total liabilities                                              5,000,887
-----------------------------------------------------------------------------

Shareholders' equity
  Preferred stock; no par value; 5,000,000 shares
    authorized; 100 shares issued and outstanding;
    nonvoting and convertible into 174,825 shares
    of common stock                                                    74,601
  Common stock; no par value; 100,000,000 shares
    authorized; 46,192,523 shares issued and outstanding
    and additional paid-in capital                                 23,343,936
  Prepaid costs - convertible debentures                             (368,593)
  Accumulated deficit                                              (7,504,051)
-----------------------------------------------------------------------------

      Total shareholders' equity                                   15,545,893
-----------------------------------------------------------------------------

      Total liabilities and shareholders' equity                 $ 20,546,780
=============================================================================


See accompanying notes.

                                BEVsystems International, Inc. & Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           For the Three Months ended June 30

                                                    2002            2001
=============================================================================


Net revenues                                     $    213,322     $         -
-------------------------------------------------------------     -----------

Costs and expenses
  Cost of revenues                                    165,700               -
  Selling and marketing                               597,506          39,748
  General and administrative, including
    interest expense of $183,416 and none,
    respectively                                    2,368,959         604,832
-------------------------------------------------------------     -----------
     Total costs and expenses                       3,132,165         644,580
-------------------------------------------------------------     -----------

Net loss                                         $ (2,918,843)    $  (644,580)
=============================================================     ===========

Basic and diluted net loss per common share      $      (0.07)    $     (0.08)
                                                 ------------     -----------

Weighted average number of common shares
  outstanding                                      42,771,188       7,936,602
                                                 ------------     -----------








See accompanying notes.

                                BEVsystems International, Inc. & Subsidiaries
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                           For the Three Months ended June 30

                                                     2002            2001
=============================================================================
Operating activities
  Net loss                                         $ (2,918,843)  $  (644,580)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
      Depreciation                                       48,628             -
      Amortization of debt discount                      81,290             -
      Common stock issued for past and
        future services                               2,237,407             -
      Changes in assets and liabilities:
        Accounts receivable                             (20,721)            -
        Inventory                                       (28,113)            -
        Prepaid expenses and other assets                12,256       (19,400)
        Accounts payable and accrued expenses           (69,127)      666,053
---------------------------------------------------------------   -----------
           Net cash (used in) provided by
           operating activities                        (657,223)        2,073
---------------------------------------------------------------   -----------

Investing activities
  Purchase of property and equipment                    (31,138)       (1,143)
---------------------------------------------------------------   -----------

           Net cash (used) in investing
           activities                                   (31,138)       (1,143)
---------------------------------------------------------------   -----------

Financing activities
  Proceeds from notes payable and shareholder
     advances                                           131,000             -
  Repayments of notes payable                         (326,114)             -
  Proceeds from issuance of convertible
    debentures                                          490,000             -
  Proceeds from subscriptions received                       -      1,199,500
  Proceeds from exercise of stock options                14,500             -
  Net Proceeds from exercise of warrants                467,887             -
---------------------------------------------------------------   -----------

           Net cash provided by financing
           activities                                   777,273     1,199,500
---------------------------------------------------------------   -----------

Net increase in cash                                     88,912     1,200,430

Cash, beginning of period                                 8,296             -
---------------------------------------------------------------   -----------

Cash, end of period                                $     97,208   $ 1,200,430
===============================================================   ===========

Supplemental disclosures of
cash flow information:
---------------------------

  Cash paid for interest                           $     34,948   $         -
  Supplemental schedule of non-cash investing
  and financing activities:
    Common stock issued in connection with
      prepaid expenses                             $    123,188   $         -
    Common stock issued in connection with
      conversion of note payable                   $     68,912   $         -
    Common stock issued in lieu of accounts
      payable and accrued expenses                 $    419,194   $         -





See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTHS ENDED JUNE 30, 2002 (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair presentation of the financial position and results of operations, and cash flows for the periods presented. The results of operations for the three months ended June 30, 2002 and 2001 are not necessarily indicative of the results of the entire year. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 30, 2002.


2.   NEW ACCOUNTING PRONOUNCEMENTS

During 2000 and 2001, the Emerging Issues Task Force ("EITF") addressed various issues related to the income statement classification of certain promotional payments, including consideration from a vendor to a reseller or another party that purchases the vendor's products. EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products, was issued in November 2001 and codified earlier pronouncements. The consensus requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of net sales or as cost of goods sold. The Company adopted EITF No. 01-9 on March 31, 2002.

3.   GOING CONCERN - UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has incurred operating losses, negative cash flows from operating activities and has negative working capital.
These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

4.   CONVERTIBLE DEBENTURES

The company received $490,000 of proceeds from convertible debentures in the current quarter. The holders of the convertible debentures received 1,470,000 warrants to acquire shares of the Company's stock. The exercise price of the warrants range depending on the current market price. The warrants expire in three years. The proceeds from the issuance of the debentures with the warrants were allocated between the warrants and the convertible debentures, based on their relative fair values at the time of issuance. The aggregate fair value of the warrants on the grant date was $427,333 calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid-in capital and as prepaid costs - convertible debentures, which is amortized to interest expense over the term of the notes. $58,740 was charged to interest expense during the quarter ending June 30, 2002.

5.   STOCK OPTION PLAN

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

The company granted to employees 1,105,000 stock options to purchase shares during the current period. As of June 30, 2002, 2,820,645 options to purchase shares ranging from $0.01 to $0.73 per share were outstanding, 2,160,778 of the options are vested as of June 30, 2002, with the remainder, of 659,867 options, to be vested over the next two to three years. 916,738 options were exercised during the period June 30, 2002. The fair value of the options granted during the period on the grant date was $328,236 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had the compensation cost for stock option grants to the Company's employees been determined by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have increased for the period ended June 30, 2002, as presented in the table below. Using the Black-Scholes Option Pricing Model, the Company's pro forma net loss is as follows:



      Pro Forma Net Loss               $    (3,136,117)
      Pro Forma Net Loss Per Share               (0.07)
      Risk Free Interest Rate              4.50 - 5.71
      Expected Lives                       2 - 3 Years
      Expected Volatility                 None - 93.89


For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

6.   COMMON STOCK TRANSACTIONS

The Company issued 4,311,146 shares of common stock to employees and non-employees of the company for past services rendered and 587,250 shares for the exercise of warrants. The Company, pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The common stock was issued pursuant to the Registration Statement on Form S-8 under the Securities Act of 1933 and as such no holding period is required. Due to the issuance of the shares the company recorded $1,960,427 of expense in the statement of operations for the period ended June 30, 2002.

During the period, the Company issued 863,526 shares of restricted common stock to non-employees for past and future services rendered, 235,598 shares of restricted stock for the conversion of debt, 916,738 shares of restricted stock for the exercise of stock options and 847,140 shares of restricted stock for the exercise of warrants. The Company, pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The restricted common stock cannot be sold until registered under the SB-2 registration, due to these restrictions; the Company discounted the fair value of the Company's common stock at the date of issuance by 25%. Due to the issuance of the shares, the Company recorded $276,980 of expense in the statement of operations for the period ended June 30, 2002.

During the period ended June 30, 2002 1,434,390 warrants were exercised at a conversion price ranging from $0.18 to $0.66. The net proceeds of the warrants totaled $467,887.

            Management's Discussion and Analysis of
           Financial Condition and Results of Operations
                              Item 2
           ---------------------------------------------


The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Annual Report on Form 10-KSB of BEVsystems International, Inc. and Subsidiaries (the "Company") for the year ended March 30, 2002.

                   Forward-Looking Statements

When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will
likely result," "the Company   expects,"  "will continue,"  "is
anticipated,"   "estimated," "project,"   "outlook," or similar
expressions   are intended to identify "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, and reliance on commodity price fluctuations as they influence raw material pricing. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Company Overview
----------------

BEVsystems' objectives for its first quarter ending June 30, 2002 encompassed the expansion of its distribution network and the growth of its target markets to include Florida, New York, New Jersey and parts of South Carolina. The implementation of its sales and marketing strategies to support this growth was also included in its stated goals.

The marketing strategy to support the sales and distribution efforts included promotional events and activities, including the creation and implementation of the Team Life O2 Elite Athlete Program. Further development to the corporate website www.lifeO2.com was accomplished to effectively communicate with consumers, vendors, shareholders and the media. The Life O2 product line was expanded with additional bottle sizes and, to support this product expansion, consumer advertising campaigns, Point-of-Purchase sales materials, product packaging and product labeling were developed and enhanced.

In accomplishing the sales and distribution goals, BEVsystems is pleased to report the following:

In April 2002, S.K.I. Beer Corporation agreed to become the exclusive distributor of Life O2 SuperOxygenated Water in the five-borough metropolitan New York City area with extensive distribution in Manhattan, Queens, Brooklyn, Staten Island and The Bronx.

Also in April, American Body Building Distribution network signed an agreement to become the exclusive distributor of Life O2
SuperOxygenated Water in health clubs, gyms, and natural food stores throughout Florida. Based in both South Florida and Tampa, American Body Builders serves more than 1,200 outlets.

In May 2002, American Fitness Beverage Wholesalers Ltd. agreed to distribute Life O2 throughout New York and New Jersey. American Fitness represents nearly 5,000 retail locations. In conjunction with the addition of American Fitness, BEVsystems expanded its sales team to reach the New York/ New Jersey area and joined the sales representatives from American Fitness and S.K.I. Beer Corporation to focus efforts on health clubs, gyms, natural food stores and chains.

In June 2002, BEVsystems expanded distribution to South Carolina by adding H.T. Hackney to its list of distributors. H.T. Hackney distributes Life O2 to South Carolina's 59-store chain of Hot Spot convenience stores.

Additionally, BEVsystems International was chosen to provide water to Puerto Rico under the Federal Emergency Management Agency (FEMA) Hurricane Relief Contract. The initial order consisted of two ocean-going cargo containers of one-liter bottles (36,816 bottles) of Life O2. The water will be distributed to individuals for use in the event of an emergency

BEVsystems also added in June 2002 Velda Farms, LLC, a wholly owned subsidiary of National Dairy Holdings LP, to its list of distributors. Velda Farms selected Life O2 SuperOxygenated Water to be its only premium bottled water product. BEVsystems is pursuing agreements with Velda Farms key accounts including Walgreen's, 7-Eleven Stores, CostCo and Starbucks. Velda Farms distributes to over 6,000 retail locations throughout Florida and began serving South Florida Walgreen's stores with Life O2 in June.

The goal of the marketing department included the monthly implementation of four small activities, two mid-level events and one large banner event per month. In keeping with this goal, in March/April Life O2 was the official water of the NASDAQ-100
International Tennis Tournament, helping to gain national and international exposure for Life O2 SuperOxygenated Water by introducing the product to fans and professional athletes alike.

Other events at which Life O2 was the official water during this quarter included the Volvo Classic Sailing Regatta, the Chris Evert National Junior's Tennis Tournament, the Florida Duathlon Series (comprised of 6 events throughout Florida), the Life O2 Key Biscayne Triathlon Trilogy (including 3 events in Miami), the Life O2 Florida Beach Volleyball Series (consisting of 10 events throughout Florida). BEVsystems was also the offical water at both the Fort Lauderdale and Miami Corporate Run Events. With thousands of participants at these events, Life 02 became known to local businesses, Florida communities and served as an excellent means of introducing Life O2 to part-time and avid athletes.

A major part of the Life O2 marketing strategy included the creation of the Team Life O2 Elite Athlete Program. Kicked off in June with a program orientation, the Life O2 athletes have represented the product at a variety of competitions and events. Scouting for athletes at events such as the NASDAQ-100 International Tennis Tournament, the Life O2 Triathlon Trilogy Series, and the Florida Duathlon Series has allowed the company to maintain a unique vantage point from which to discuss the benefits of the product and gain new consumers.

The members of Team Life O2 compete at events all over the world including the Ironman competition in Austria, the Paul Mitchell 5K Race in Rimini, Italy, and the National Sprint Championship in Florida. Athletes proudly wear Life O2 uniforms and are avid proponents of the benefits of superoxygenated water. In addition to triathletes, Life O2 sponsors tennis and volleyball players.

Events such as the NASDAQ-100 Tennis Tournament, the Chris Evert National Juniors Tennis Tournament and the Life O2 Florida Beach Volleyball Series served as outlets for endorsement of the product as well as recruiting of athletes. Athletes, such as highly ranked junior tennis players and nationally recognized champion beach volleyball players, are receiving national, international and local media coverage with the Life O2 logo on their clothing and Life O2 bottles in their hands. Promotional events are coordinated in conjunction with athletes to ensure maximum exposure.

During the first quarter the following marketing objectives were accomplished:

* Two new Life O2 products (a 16.9 ounce and a 1.5 liter) were introduced to the market. New label packaging and point-of-purchase materials were created, produced and distributed to retail locations throughout the BEVsystems distribution network including Florida, New York, New Jersey and South Carolina.

* A new marketing campaign theme was produced with an emphasis on product benefits, increased endurance, sharper concentration, decreased recovery time and increased athletic performance. This theme was conveyed through all point-of-purchase materials including in-store displays, hanging triaramas, posters, static clings, etc.

* A pilot Home and Office Delivery program was initiated with Palm Water, Double Eagle and Carolina Water in Miami-Dade, Broward and West Palm Beach counties in Florida. All components of the program including marketing materials, coupon program, mailing inserts and a self-published health and fitness magazine were created, produced and distributed in support of this pilot program. To date the Home and Office Delivery program has exceeded the stated goals for the pilot program.

* The Life O2 web site was further developed to include the following upgrades: an area highlighting the Team Life O2 Elite Athlete Program participants, a Media Library to show pictures, media coverage and Life O2 in the community, and an On-Line Store for ordering Life O2 and branded merchandise. These areas will be launched in August 2002.

Facility Improvements
---------------------

During the first quarter of the fiscal year the Company undertook several significant upgrades to the Clearwater production facility. The first upgrade was the installation of a BEVSystems-patented P4 oxygenation unit. This unit immediately raised the Oxygenation level capability of the plant to approximately 1000%, compared to Aqua Clara's 800%. Additionally, the Company procured, refurbished, and installed an insulated storage tank, which, in conjunction with a process chiller due to arrive at the plant shortly, will allow reduction of water temperature from approximately 88?F (as received from the municipal source) to less than 50?F. This reduced product temperature will support Oxygenation levels of up to 1500%. The Company also installed an Ozone injection system for end-to-end bacteriological control. This provides the highest level of insurance against biological product contamination. As a further quality improvement measure, a sub-micron (one micron = one millionth of a meter) filter was installed as a final barrier against any contaminants reaching the filler and possibly entering the finished product. Lastly, to support the Life O2 OXY-LOC packaging, an induction sealer was installed. This unit electronically seals the cap's foil inner seal to the bottle, ensuring maximum Oxygen retention.

In parallel with the above upgrades, the facility's existing Quality Assurance/Quality Control Program was replaced with a new, more comprehensive program. The new program includes dedicated Quality Control Superintendent and Laboratory Technician to conduct and record the complex series of product quality and package integrity tests performed regularly throughout the day. The new program also required installation of additional sample taps at many locations in the water treatment system, which supports an expanded test series as additional verification of the effectiveness of each processing component. BEVsystems' objectives for its first quarter ending June 30, 2002 encompassed the expansion of its distribution network and the growth of its target markets to include Florida, New York, New Jersey and parts of South Carolina. The implementation of its sales and marketing strategies to support this growth was also included in its stated goals.


Results of Operations
---------------------

The Company was formed on March 20, 2001 and had expenses of $644,580 for the period of inception through the quarter ending June 30, 2001. These expenses were related to start-up costs in connection with the acquisition of the Assets of the Beverage Division of Life International Products, LLP. The company did not begin operations until July 13, 2001, when the acquisition was completed.
Additionally, the Company acquired Aqua Clara Bottling & Distribution, Inc. and Subsidiaries on February 25, 2002. As such, the financial statement comparison does not accurately reflect comparative results of operations.

Sales for the three months ended June 30, 2002 were $213,322.

The net loss for the three months ended June 30, 2002 was $2,918,843 with Selling and Marketing totaling $597,506 and general and administrative expenses for the period totaling $2,368,959. In connection with the issuance of both restricted and S-8 common stock, the company recorded $2,237,407 of expense, which is included in the results of operation for the three months ended June 30, 2002.

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

          BEVsystems International, Inc. And Subsidiaries

                           Part II
                      Other Information
                           Item 6
                    Exhibits and Reports
                    --------------------


Exhibits and Reports on Form 8-K

(a)   Exhibits

3.1   Articles of Incorporation (1)
3.2   Bylaws (1)
21.1  Subsidiaries

(b)   Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the three month period ended June 30, 2002.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2002         BEVsystems International, Inc.




                               By: /s/G. Robert Tatum
                                  ----------------------------------
                                  G. Robert Tatum
                                  President, Chief Executive Officer

                               EXHIBIT INDEX

EXHIBIT

NO. DESCRIPTION
---------------

21.1 Subsidiaries