Form 10QSB
period 2002-09-29
BEVSYSTEMS INTERNATIONAL INC
filed 2002-11-27
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

                         BEVSYSTEMS INTERNATIONAL, INC.




                FLORIDA                                 EIN 84-1352529



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

As of November 27, 2002, the registrant had 92,628,468 shares of common stock outstanding at .001 par value.

                  BEVSYSTEMS INTERNATIONAL, INC. & SUBSIDIARIES


                         TABLE OF CONTENTS


PART I

Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheet as of September 29, 2002 (unaudited)

           Condensed Consolidated Statement of Operations (unaudited) for the three and six months ended September 29, 2002 and 2001

           Condensed Consolidated Statement of Cash Flows (unaudited) for the six months ended September 29, 2002 and 2001

           Notes to Condensed Consolidated Financial Statements
           (unaudited)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II - Other Information

Item 1-5.  Not Applicable

Item 6.    Exhibits and Reports on Form 8-K

Signatures

                                     Part I
                              Financial Information
                                     Item 1
                              Financial Statements
                              --------------------

                                   BEVsystems International, Inc. & Subsidiaries
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                               At September 29, 2002 (Unaudited)




                                      ASSETS

Current assets
  Cash                                                                               $        847
  Accounts receivable                                                                     157,914
  Inventory                                                                               114,823
  Prepaid expenses and other current assets                                               325,111
-------------------------------------------------------------------------------------------------

     Total current assets                                                                 598,695

Property, plant and equipment, net                                                      1,858,816

Intangible assets                                                                       6,167,000
-------------------------------------------------------------------------------------------------

     Total assets                                                                    $  8,624,511
=================================================================================================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                   $  1,317,930
  Accrued expenses                                                                        864,500
  Deposits and deferred fees                                                              485,500
  Convertible debentures                                                                1,600,584
  Notes payable and shareholder advances                                                  366,819
-------------------------------------------------------------------------------------------------

     Total current liabilities                                                          4,635,333

  Long-term debt, net of current portion                                                  488,636
-------------------------------------------------------------------------------------------------

     Total liabilities                                                                  5,123,969
-------------------------------------------------------------------------------------------------

Shareholders' equity
  Preferred stock; no par value; 5,000,000 shares authorized; 100 shares issued
    and outstanding; nonvoting and convertible into 174,825 shares of common stock         74,601
  Common stock; no par value; 100,000,000 shares authorized; 61,131,623 shares
    issued and outstanding and additional paid-in capital                              26,468,322
  Prepaid costs - convertible debentures                                                 (303,193)
  Unearned Services                                                                      (873,999)
  Accumulated deficit                                                                 (21,865,189)
-------------------------------------------------------------------------------------------------

      Total shareholders' equity                                                        3,500,542
-------------------------------------------------------------------------------------------------

      Total liabilities and shareholders' equity                                     $  8,624,511
=================================================================================================



See accompanying notes.

                                   BEVsystems International, Inc. & Subsidiaries
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     Three Months Ended September 29, Six Months Ended September 29,
                                                            2002            2001            2002            2001
--------------------------------------------------------------------------------------------------------------------

Net revenues                                           $    230,298    $    485,877    $    443,620    $    485,877
-------------------------------------------------------------------------------------------------------------------

Costs and expenses
  Cost of revenues                                          133,066         528,219         298,766         536,064
  Selling and marketing                                     596,082         547,254       1,193,588         579,658
  General and administrative                              1,690,418         328,564       3,875,961         932,895
  Asset impairment charges                               11,946,032            --        11,946,032            --
  Interest expense, net                                     225,838            --           409,254            --
-------------------------------------------------------------------------------------------------------------------

     Total costs and expenses                            14,591,436       1,404,037      17,723,601       2,048,617
-------------------------------------------------------------------------------------------------------------------

Net loss                                               $(14,361,138)   $   (918,160)   $(17,279,981)   $ (1,562,740)
===================================================================================================================

Basic and diluted net loss per common share            $      (0.28)   $      (0.04)   $      (0.37)   $      (0.09)
                                                       ------------    ------------    ------------    ------------

Weighted average number of common shares outstanding     50,906,353      25,415,084      46,838,770      16,700,751
                                                       ------------    ------------    ------------    ------------


See accompanying notes.

                                   BEVsystems International, Inc. & Subsidiaries
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                 Six Months Ended September 29,
                                                                                      2002           2001
---------------------------------------------------------------------------------------------------------------


Operating activities
  Net loss                                                                       $(17,279,981)   $ (1,562,740)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                                     98,124           5,938
      Amortization                                                                    351,051            --
      Asset impairment charges                                                     11,946,032            --
      Common stock issued for services                                              2,416,025            --
      Issuance of warrants in connection with extension of notes payable              140,153            --
      Changes in assets and liabilities:
        Accounts receivable                                                           (51,771)        (25,484)
        Inventory                                                                     (48,369)        (18,734)
        Prepaid expenses and other assets                                             (90,586)        (19,400)
        Accounts payable and accrued expenses                                         720,091       1,465,361
-------------------------------------------------------------------------------------------------------------

           Net cash used in operating activities                                   (1,799,231)       (155,059)
-------------------------------------------------------------------------------------------------------------

Investing activities
  Acquisition of Life International                                                      --        (1,020,000)
  Purchase of property and equipment                                                  (36,937)       (192,078)
-------------------------------------------------------------------------------------------------------------

           Net cash used in investing activities                                      (36,937)     (1,212,078)
-------------------------------------------------------------------------------------------------------------

Financing activities
  Proceeds from notes payable and shareholder advances                                416,387            --
  Repayments of notes payable                                                        (330,524)           --
  Proceeds from issuance of convertible debentures                                    728,000            --
  Proceeds from issuance of common stock                                               50,000       1,332,059
  Proceeds from exercise of stock options                                               5,500            --
  Net Proceeds from exercise of warrants                                              959,356            --
-------------------------------------------------------------------------------------------------------------

           Net cash provided by financing activities                                1,828,719       1,332,059
-------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                   (7,449)        (35,078)

Cash, beginning of period                                                               8,296            --
-------------------------------------------------------------------------------------------------------------

Cash (overdraft), end of period                                                  $        847    $    (35,078)
=============================================================================================================

Supplemental disclosures of cash flow information:

  Cash paid for interest                                                         $     45,625    $       --
  Supplemental schedule of non-cash activities:
    Common stock issued in connection with prepaid expenses                      $    173,188    $       --
    Common stock issued in connection with conversion of note payable            $     68,912    $       --
    Common stock issued in connection with conversion of convertible debenture   $     50,000    $       --
    Common stock issued in lieu of accounts payable and accrued expenses         $  1,613,010    $       --
    Common stock and warrants issued in connection with acquistion               $       --      $  4,882,312
    Cashless exercise of warrants in lieu of accounts payable                    $     49,702    $       --
    Cashless exercise of stock options in lieu of accounts payable               $      9,000    $       --
    Issuance of warrants in connection with convertible debentures               $    477,177    $       --
    Issuance of warrants in connection with consulting agreements                $    974,441    $       --


See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of Management, necessary for a fair presentation of the financial position and results of operations, and cash flows for the periods presented. The results of operations for the three and six months ended September 29, 2002 and 2001 are not necessarily indicative of the results of the entire year. The consolidated financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended March 30, 2002.

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

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but will be reviewed annually, or more frequently if impairment indicators arise. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

3. GOING CONCERN - UNCERTAINTY

As shown in the accompanying condensed consolidated financial statements, the Company has incurred operating losses, negative cash flows from operating activities and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing.

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

4. ASSET IMPAIRMENT CHARGES

Based on Statement 142, as discussed in Note 2, the Company recorded a one-time, noncash charge of $11,946,032 to write off the carrying value of its goodwill in the second quarter. In calculating the impairment charge, the fair value was estimated using quoted market prices. The amount of the impairment primarily reflects the decline in the Company's stock price since the acquisition of the goodwill in February of 2002.

Significant estimates underlying the accompanying condensed consolidated balance sheet include the recoverability of intangible assets. This estimate may be subject to a change, which could have a material unfavorable impact on the Company in the near term.

5. LONG-TERM DEBT

In July 2002, the Company re-financed the manufacturing plant located in Clearwater Florida. The amount of the mortgage note totaled $420,000. The note is due in monthly installments of principal and interest thru 2032 and bears interest at 12.99%. The outstanding principal balance as of September 29, 2002 totaled $419,806.

6. CONVERTIBLE DEBENTURES

The company received $815,000 of proceeds from convertible debentures for the six months ending September 29, 2002. The company also incurred $40,000 in issuance costs related to the debentures. During the period, the company issued 350,877 shares for the conversion of $50,000 of convertible debentures. Additionally, the company paid $87,000 as repayment of debentures during the period. The holders of the convertible debentures received 1,803,333 warrants to acquire shares of the Company's stock. The exercise price of the warrants range depending on the current market price. The warrants expire in three years. The proceeds from the issuance of the debentures with the warrants were allocated between the warrants and the convertible debentures, based on their relative fair values at the time of issuance. The aggregate fair value of the warrants on the grant date was $477,177 calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid-in capital and as prepaid costs - convertible debentures, which is amortized to interest expense over the term of the notes. $173,984 was charged to interest expense during the six months ending September 29, 2002.

7. STOCK OPTION PLAN

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

The company granted to employees 8,925,000 stock options to purchase shares during the six months ended September 29, 2002. As of September 29, 2002, 10,640,645 options to purchase shares ranging from $0.08 to $0.73 per share were outstanding, 9,330,728 of the options are vested as of September 29, 2002, with the remainder, of 1,309,867 options, to be vested over the next two to three years. 916,738 options were exercised during the period September 29, 2002. The fair value of the options granted during the six month period on the grant date was $755,495 calculated using the Black-Scholes Option Pricing Model.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had the compensation cost for stock option grants to the Company's employees been determined by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have increased for the three and six months ended September 29, 2002, as presented in the table below. Using the Black-Scholes Option Pricing Model, the Company's pro forma net loss is as follows:

                                        Three Months Ended September 2Six0Months Ended September 29,2002
                                        ---------------------------------------------------------
Pro Forma Net Loss                                   $ (14,765,233)                $ (17,901,351)
Pro Forma Net Loss Per Share                                 (0.29)                        (0.38)
Risk Free Interest Rate                                4.50 - 5.71                   4.50 - 5.71
Expected Lives                                         2 - 3 Years                   2 - 3 Years
Expected Volatility                                  None - 110.33                 None - 110.33


For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

8. COMMON STOCK TRANSACTIONS

The Company issued 8,273,476 shares of common stock for the period ended September 29, 2002 to employees and non-employees of the company for past services rendered; 5,337,250 shares for the period ended September 29, 2002 for the exercise of warrants. The Company, pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. The common stock was issued pursuant to the Registration Statement on Form S-8 under the Securities Act of 1933 and as such no holding period is required. Due to the issuance of the shares the company recorded $1,782,786 of expense in the statement of operations for the period ended September 29, 2002.

The Company issued 4,775,928 shares of restricted common stock for the period ended September 29, 2002 to non-employees for past and future services rendered, 586,475 shares of restricted stock for the period September 29, 2002 for the conversion of debt, 916,738 shares of restricted stock for the period ended September 29, 2002, for the exercise of stock options and 1,977,298 shares of restricted stock for the period ended September 29, 2002 for the exercise of warrants. Additionally, the company issued 833,333 shares of restricted stock for $50,000 during the period ended September 29, 2002. The Company, pursuant to the application of SFAS No. 123 in accounting for the issuance of stock to employee and non-employee consultants, recorded expense based on the fair market value of the shares issued since the fair value of the shares is more reliably measurable. Since restricted common stock cannot be sold until registered under the SB-2 registration, certain issuances by the Company were discounted by 25% as of the date of issuance. Due to the issuance of the shares, the Company recorded $633,239 of expense in the statement of operations for the period ended September 29, 2002.

During the period ended September 29, 2002 7,314,548 warrants were exercised at a conversion price ranging from $0.01 to $0.66. The net proceeds of the warrants totaled $959,356.

9. SUBSEQUENT EVENTS

On October 21, 2002, at a special meeting of the Shareholders, the holders of a majority of the shares entitled to vote adopted the Board of Directors' recommendation that the registrant change its domicile from Colorado to Florida. The registrant subsequently filed a Certificate of Domestication with the state of Florida, and a withdrawal of its authority in Colorado, resulting in the registrant becoming a Florida corporation.

As a result of the shareholder's adoption of the recommendations of the Board of Directors at the October 21, 2002 meeting, the number of authorized common shares were increased from 100,000,000 to 650,000,000, with a par value of .0001 per share.

Subsequent to September 29, 2002 the Company issued 26,465,831 shares of common stock to employees and non-employees of the company services rendered. The shares were issued in connection with the exercise of warrants, accounts payable in lieu of cash, conversion of notes payable, and consulting agreements. The common stock was issued pursuant to the Registration Statement on Form S-8 under the Securities Act of 1933 and as such no holding period is required. Additionally, the Company issued 5,031,014 shares of restricted common to non-employees for services rendered. The shares were issued in connection with the purchase of common stock, accounts payable in lieu of cash, and conversion of notes payable.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:
--------------------------------------------------------------------------------

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

Company Overview
----------------

BEVsystems' objectives for its first quarter ending June 30, 2002 encompassed the expansion of its distribution network and the growth of its target markets to include Florida, New York, New Jersey and parts of South Carolina. The implementation of its sales and marketing strategies to support this growth was also included in its stated goals. During the second quarter ending September 29, 2002, these goals were achieved. Our product is now distributed in health clubs, spas and fitness centers as well as in health food stores in Florida, New York and New Jersey. In parts of South Carolina Life O2 is available in retail chain outlets.

The company has entered into an agreement with Visit Florida, a department within the State of Florida, to license the brand FLA USA. Our purified bottled water is now Florida's `Official Water'. We are actively promoting our FLA USA product to our partners in Visit Florida. These consist primarily of businesses within the tourism industry including hotels, theme parks, travel and hospitality.

Our product family now consists of a purified water available under the FLA USA brand in 16.9 oz., 20 oz., and one liter bottles and our performance water Life O2 available in the same packages and also with a sports cap.

The international business is continuing to grow with Chile and Canada becoming two of our strongest international licensees. Japan, after the recall problem reported in our 10K filing for the fiscal year ended March 30, 2002, is now ready to begin distributing their Balance Date +O2 beginning in the third quarter of fiscal year 2003.

In September 2001, the Company did not have any distribution in the United States, relied entirely upon co-packing contracts to produce our products, and did not have a sales staff. Now one year later the Company owns our own manufacturing plant, with a capacity to produce 50,000 cases of single serve bottled water per month, has distribution through out the entire states of Florida, New York and New Jersey, has assembled a professional, competent sales staff, and sold over 50,000 cases in our first year of operations

Results of Operations
---------------------

The company did not begin operations until July 13, 2001, when the acquisition of the Assets of the Beverage Division of Life International Products, LLP was completed. Additionally, the Company acquired Aqua Clara Bottling & Distribution, Inc. and Subsidiaries on February 25, 2002. As such, the financial statement comparison does not accurately reflect comparative results of operations.

For the three months ended September 29, 2002 (Second Quarter):
---------------------------------------------------------------

Net Revenues for the second quarter of fiscal year 2003 were $230,298 compared to $485,877, for the same period of fiscal year 2002. Sales to Nihon Shokken, a Japanese distributor, accounted for 91% of the revenue in the second quarter of fiscal year 2002. In January 2002, the Company entered into a master distribution agreement with StonePoint Group, Ltd. for the territory of Asia. As such, there were no direct sales to Nihon Shokken for the second quarter of fiscal year 2003. Instead, the Company received $400,000 as a one-time license fee, which is carried on the balance sheet as part of deposits and deferred fees.

Selling and marketing expenses for the second quarter of fiscal year 2003 was $596,082 compared to $547,254, for the same period of fiscal year 2002, the slight increase is primarily attributable to higher public relations and investor relations expense, an increase in sales & marketing personnel, which was offset by lower general marketing expenses. General and administrative expenses for the second quarter of fiscal year 2003 was $1,690,418 compared to $328,564, for the same period of fiscal year 2002, the increase is primarily attributable to expenses related to consultative services, encompassing mergers and acquisitions, corporate restructuring, and strategic alliances. Impairment charges related to goodwill of $11,946,032 in the second quarter of fiscal year 2003 compared to none for the same period of fiscal year 2002, and interest expense for the second quarter of fiscal year 2003 was $225,838 compared to none for the same period of fiscal year 2002, the increase is directly attributable to higher average debt outstanding and the amortization of the debt discount related to the issuance of warrants (as discussed in note 6). The net loss was for the second quarter of fiscal year 2003 was $14,361,138 compared to $918,160, for the same period of fiscal year 2002. As a result of the issuance of both restricted and S-8 common stock in exchange for services, the company recorded $814,759 of non-cash expenditures, which is included in the results of operations for second quarter of fiscal year 2003.

For the six months ended September 29, 2002 (First Half):
---------------------------------------------------------

Net Revenues for the first half of fiscal year 2003 were $443,620 compared to $485,877, for the same period of fiscal year 2002. Sales to Nihon Shokken, a Japanese distributor, accounted for 91% of the revenue in the first half of fiscal year 2002. In January 2002, the Company entered into a master distribution agreement with StonePoint Group, Ltd. for the territory of Asia. As such, there were no direct sales to Nihon Shokken for the second quarter of fiscal year 2003. Instead, the Company received $400,000 as a one-time license fee, which is carried on the balance sheet as part of deposits and deferred fees.

Selling and marketing expenses for the first half of fiscal year 2003 was $1,193,588 compared to $579,658, for the same period of fiscal year 2002, the increase is primarily attributable to higher public relations and investor relations expense, an increase in sales & marketing personnel which was offset by lower general marketing expenses. General and administrative expenses for the first half of fiscal year 2003 was $3,875,961 compared to $932,895, for the same period of fiscal year 2002, the increase is primarily attributable to expenses related to consultative services, encompassing mergers and acquisitions, corporate restructuring, and strategic alliances. Impairment charges related to goodwill of $11,946,032 for the first of fiscal year 2003 compared to none for the same period of fiscal year 2002, and interest expense for the first half of fiscal year 2003 was $409,254 compared to none for the same period of fiscal year 2002, the increase is directly attributable to higher average debt outstanding and the amortization of the debt discount related to the issuance of warrants (as discussed in note 6). The net loss was for the first half of fiscal year 2003 was $17,279,981 compared to $1,562,740, for the same period of fiscal year 2002. As a result of the issuance of both restricted and S-8 common stock in exchange for services, the company recorded $2,416,025 of non-cash expenditures, which is included in the results of operations for the first half of fiscal year 2003.

Liquidity and Capital Resources
-------------------------------

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. The company is currently engaged in discussions with numerous parties with respect to raising additional capital. As shown in the accompanying condensed consolidated financial statements, the Company has incurred operating losses, negative cash flows from operating activities and has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely.

The Company does not intend to manufacture bottled water products without firm orders in hand for its products. The Company intends to expend costs over the next twelve months in advertising, marketing and distribution. These costs are expected to be expended prior to the receipt of significant revenues. There can be no assurance that the company will generate significant revenues as a result of its investment in advertising, marketing and distribution and there can be no assurance that the company will be able to continue to attract the capital required to fund its business plan.

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

                                     Part II
                                Other Information
                                     Item 6
                              Exhibits and Reports
                              --------------------

Exhibits and Reports on Form 8-K

(a) Exhibits

3.1 Articles of Incorporation (1)
3.2 Bylaws (1) 21.1 Subsidiaries

(b) Reports on Form 8-K:

The Company filed a Form 8-K on October 29, 2002 and is incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 27, 2002         BEVsystems International, Inc.




                               By: /s/ G. Robert Tatum
                                  ----------------------------------
                                  G. Robert Tatum
                                  President, Chief Executive Officer

                Written Statement of the Chief Executive Officer
                           Pursuant to 18 U.S.C. "1350

     Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned, Chief Executive Officer of BEVsystems International, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 29, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ G. Robert Tatum, III
------------------------
G. Robert Tatum, III
November 27, 2002

               Written Statement of the Vice President of Finance
                           Pursuant to 18 U.S.C. "1350

     Solely for the purposes of complying with 18 U.S.C. ss.1350, I, the undersigned, Vice President of Finance of BEVsystems International, Inc. (the "Company"), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 29, 2002 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Victor M. Corral
--------------------
Victor M. Corral
November 27, 2002

                                  EXHIBIT INDEX

EXHIBIT

NO. DESCRIPTION

21.1 Subsidiaries