Form 10QSB/A
period 2002-09-29
BEVSYSTEMS INTERNATIONAL INC
filed 2002-12-17
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO 1

                                       TO

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

Item 1     Legal Proceedings

Item 2-5.  Not Applicable

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

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                                     PART II
                                OTHER INFORMATION

                                     ITEM 1
                                LEGAL PROCEEDINGS

Jihad Abuznaid vs. BevSystems International Inc., CASE NO: 02-001477:

A Broward County, Florida action in which the Plaintiff seek reimbursement for the failure of an Aqua Clara distributor-delivering product. The company's position is that the claim for $15,000.00 plus fees and costs is invalid. The case is being aggressively defended and the outcome is uncertain.

Thorp v. BevSystems International Inc., CASE NO: 02-27983-CA-13:

A Dade County, Florida action asserting a claim for $35,000.00 accounts payable. The claim may be valid, and is in the initial pleading and discovery stage. Likely outcome is liability, which if complete, may include additional fees and costs of the plaintiff for litigation.

Nasca v. BevSystems International Inc., et al. CASE NO: 02-22217-CA-01:

A Dade County, Florida action which was inadvertently misplaced by management and subsequently not defended resulting in a default judgment for $50,686.23 + $2,826.48 in fees and costs now increasing at the rate of 9%. Motions have been filed to set aside the judgment and remove the Writ of Garnishment, which has locked $27,000.00 of corporate funds.

Wilson Haas Beverages, S.A. v. BevSystems, International Inc, CASE NO: 02-19640:

A Dade County, Florida action, which was inadvertently misplaced, by management and subsequently not defended resulting in a default judgment for approximately $31,000.00. Management reports that the judgment creditor has been paid. No satisfaction of judgment has been filed.

Freeman Decorating Co v. BevSystems International Inc., Case NO:
2002-22432-CA-01:

A Dade County, Florida action, which was inadvertently misplaced, by management and subsequently not defended, resulting in a default judgment for approximately $21,000.00.

GBS v. BevSystems, International Inc., CASE NO. 02-5341-A-21:

A Pinellas County, Florida action concerning an accounts payable matter. The claim for $28,084.86 is being defended and some liability is expected. The extent is being determined by way of discovery and due diligence.

R.R. Donnelly, Inc. V. BevSystems International, Inc., Case No. 02-4360-CO-41:

A Pinellas County action on an accounts payable claim for $12,019.08, which is being defended. Liability is expected, the amount is in dispute.

Rand L. Gray vs. Aqua Clara, et al   CASE NO: 0-2122-CI-021:

A Pinellas County action seeking monies for back wages and breach of employment agreement by a former director of Aqua Clara Bottling and Distribution, Inc. The initial claim included a mortgage foreclosure action, which was paid under protest to clear title. The amount claimed is heavily disputed and being defended. A counterclaim has been filed. Liability could be up to $500,000.00, however the counterclaim may erase the remaining claim and cause an award of monies to BevSystems.

Bowne of NYC, LLC. v. Aqua Clara  CASE NO:

A New York City, New York action concerning an accounts payable matter which management elected to not defend. The claim was for $5,481.57 and no notice of any other adverse action has been received other than the initial complaint.

Other Possible Litigation:

Three possible defense actions may emerge, each concern failure to pay. One involves $2,8000.00 for services, another involves monies due based upon sales as a commission with the amount due being uncertain at this time, and the last concerns failure to pay on a $300,000.00 short-term mortgage.

Three possible Plaintiff actions are; one for employee theft, one for employee self-dealings (which may be expanded to include third parties), and the other for violation of trademark rights.

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





Date:  December 17, 2002       BEVsystems International, Inc.




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