Form 10QSB
period 2002-12-29
BEVSYSTEMS INTERNATIONAL INC
filed 2003-02-19
CIK 1020477

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-44315

BEVSYSTEMS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Florida	84-1352529
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

501 Brickell Key Drive
Suite 407
Miami, Florida  33151
(Address of Principal Executive Offices)

(786) 425-0811
(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 19, 2003: 11,054,938 shares of common stock outstanding, $0.001 par value.

Item 1.     Financial Information

BEVSystems International, Inc. and Subsidiary
Index to the Financial Statements
December 29, 2002

                  BEVSystems International, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheet
                                December 29, 2002
                                    Unaudited

Assets
        Current Assets
                Accounts receivable, net of allowance for doubtful accounts                     $    135,861
                Inventories                                                                          101,730
                Prepaid expenses and other current assets                                            240,859
                                                                                                ------------

                        Total Current Assets                                                         478,450

        Property, plant, and equipment, net                                                        1,809,182
        Intangible assets                                                                          6,170,215
                                                                                                ------------

                        Total Assets                                                               8,457,847
                                                                                                ============

Liabilities and Stockholders' Equity

        Current liabilities
                Accounts payable                                                                   1,389,802
                Accrued expenses                                                                   1,105,160
                Current maturities of long term debt                                               1,154,183
                Deposits and deferred fees                                                           460,167
                Convertible debentures                                                             1,238,000
                                                                                                ------------

                        Total Current Liabilities                                                  5,347,312

Long-term debt, net of current portion                                                                    --
                                                                                                ------------

                        Total Liabilities                                                          5,347,312
                                                                                                ------------

Stockholders' Equity
        Preferred stock; no par value, 5,000,000 shares authorized; 100 shares issued and
outstanding                                                                                           74,601
        Common stock; no par value, 650,000,000 shares authorized; 503,964 shares
             issued and outstanding and additional paid-in capital                                27,026,193
        Prepaid costs - convertible debentures                                                      (237,793)
        Unearned services                                                                           (199,877)
        Accumulated deficit                                                                      (23,552,589)
                                                                                                ------------

                        Total Stockholders' Equity                                                 3,110,535
                                                                                                ------------

                              Total Liabilities and Stockholders' Equity                        $  8,457,847
                                                                                                ============

See accompanying notes to the condensed consolidated financial statements.

                                                                               1

                  BEVSystems International, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                        For The Three Months Ended                For The Nine Months Ended
                                                    ------------------------------------     -------------------------------------
                                                     December 29,     December 29, 2001      December 29, 2002     December 29,
                                                         2002                                                          2001
                                                    ----------------  ------------------     ------------------  -----------------

Sales                                             $         122,824 $            30,654  $             566,444 $          331,523
Cost of Sales                                               141,870              63,298                440,636            341,803
                                                    ----------------  ------------------     ------------------  -----------------
         Gross profit (loss)                               (19,046)            (32,644)                125,808           (10,280)
                                                    ----------------  ------------------     ------------------  -----------------

General, administrative, and sales expenses               1,563,793             626,215            (6,633,342)          1,328,692
                                                    ----------------  ------------------     ------------------  -----------------
Operating loss                                          (1,582,839)             658,859            (6,507,534)        (1,338,972)
                                                    ----------------  ------------------     ------------------  -----------------

Other expense
         Interest expenses                                (104,561)             (2,380)              (513,815)            (8,616)
         Asset impairment charges                                 -                   -           (11,946,032)                  -
                                                    ----------------  ------------------     ------------------  -----------------

                  Net Other Expense                       (104,561)             (2,380)           (12,459,847)            (8,616)
                                                    ----------------  ------------------     ------------------  -----------------

Net loss                                                (1,687,400)           (661,239)           (18,967,381)        (1,347,588)
                                                    ================  ==================     ==================  =================

Basic loss per common share                       $          (4.19) $            (1.62)  $             (62.32) $           (3.42)
                                                    ================  ==================     ==================  =================

Weighted average common shares
         outstanding                                        402,636             407,458                304,364            394,142
                                                    ================  ==================     ==================  =================

See accompanying notes to the condensed consolidated financial statements.

                                                                               2

                  BEVSystems International, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                                           For The Nine Months Ended
                                                                     ---------------------------------------
                                                                       December 29,         December 29,
                                                                           2002                 2001
                                                                     -----------------    ------------------

Cash Flow from Operating Activities                              $        (2,302,315)  $              2,704
                                                                     -----------------    ------------------

Cash Flow from Investing Activities                                                 -               (8,308)
                                                                     -----------------    ------------------

Cash Flow from Financing Activities
         Proceeds from notes payable and shareholder advances                 416,387                     -
         Repayments of notes payable                                        (330,524)              (53,825)
         Proceeds from issuance of convertible debentures                     728,000                     -
         Proceeds from issuance of common stock                               125,000                58,771
         Proceeds from exercise of stock options                                5,500                     -
         Net proceeds from exercise of warrants                             1,349,656                     -
         Payments on capital lease obligations                                      -                 (793)
                                                                     -----------------    ------------------

Net Cash Provided by Financing Activities                                   2,294,019                 4,153
                                                                     -----------------    ------------------

Net Decrease in Cash                                                                                (1,451)

Cash, Beginning of Period                                                       8,296               (6,674)
                                                                     -----------------    ------------------
Cash, End of Period                                              $          -                       (5,223)
                                                                     =================    ==================

See accompanying notes to the condensed consolidated financial statements.

                                                                              3

BEVSystems International, Inc. and Subsidiary

Condensed Notes to the Unaudited Consolidated Financial Statements

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 29, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ended December 29, 2002 and 2001. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 30, 2002.

SUBSEQUENT EVENTS

Subsequent to the quarter ending December 29, 2002, the Company converted $1,048,000 of related party debt into 9,722,221 shares of common stock.

On January 2, 2003, the Board of Directors authorized a 200:1 reverse split, thereby decreasing the number of common shares issued and outstanding on that date to 503,964. All references in the accompanying condensed financial statements to the number of common shares and per share amounts for December 29,2002 and 2001 have been restated to reflect the reverse stock split.

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Annual Report on Form 10-KSB of BEVsystems International, Inc. and Subsidiaries (the “Company”) for the year ended March 30, 2002.

Forward-Looking Statements

When used in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases “will likely result,” “the Company expects,” “will continue,” “is anticipated,” “estimated,” “project,” “outlook,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Among these risks are water supply and bottling capacity constraints in the face of significant growth, dependence on outside distributors, and reliance on commodity price fluctuations as they influence raw material pricing. The Company has no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Company Overview

During the third quarter of our fiscal year the Company conducted a review of its business plan and strategy for achieving profitability. The current plan was to continue to expand the penetration of BEVsystems products, in the health and performance market for single serve bottled water, in selected territories including Florida, the Mid-Atlantic States, New York, and New Jersey. This strategy utilized Company owned and funded direct sales force. The plan also called for the Company to manufacture its own products in the Company owned bottling plant located in Clearwater, Florida.

The review of our business plan included an assessment of the results of this plan. While we always knew that ‘Branding’ a new product would be expensive, we concluded that expansion of our product into new areas would constantly require additional capital resources and continue to delay profitability. During the past year, our manufacturing plant was operating at less than full capacity, therefore the manufacturing overheads were being allocated to a less than optimum size. Our manufacturing costs were too high, further eroding profits.

We also examined the strategies of other successful beverage companies. These companies did not employ a direct sales force. Instead, they license their products including the intellectual property, technology, marketing materials and trademarks. The licensees employ their own sales force, and using the materials prepared by the beverage company, sell and distribute the licensor’s products. Also the successful beverage companies do not manufacture their own products. They license the rights to manufacture the products to co-packers. Some companies provide the co-packers with their secret formulas. ChampionLyte for instance prepares the ‘Kit’, that contains the electrolytes to properly hydrate the body after strenuous exercise, for their co-packer. The ‘Kit’ is produced locally and provided to their co-packer for final production. Coca-Cola does the same thing with their Desani water product. Coca-Cola produces the ingredients that are added back to the purified water produced at the bottler’s plant after reverse osmosis removes all of the minerals. Following in this model, BEVsystems’ co-packers are required install the proprietary equipment designed and manufactured by BEVsystems in order to be able to produce Life O2.

The successful beverage companies do not employ a large direct sales force. They license their products to distribution companies. The successful beverage companies do not manufacture their own products. They license their proprietary technology to co-packers.

BEVsystems has revised its business plan to incorporate the above conclusions. We intend to concentrate our sales efforts upon licensing our proprietary technology to co-packers and to license our products to distributors. In implementing this strategy we have eliminated our entire sales force and are negotiating with additional co-packers to produce our products. Our manufacturing plant in Clearwater, Florida has been shut down is being disposed of. The sale will eliminate the long-term mortgage debt on the plant and provide additional cash for the reduction of other debt. Eliminating the manufacturing plant will result in a reduction in our cost of goods sold by over 60%. All of the staff required for the operations of the plant have been laid off. With the reduction in headcount for sales and operations, the administrative overheads have also been reduced. For instance, our annual rent has decreased from $144,000 to approximately $54,000. We have decreased our headcount by 20, reduced salary expense annually by $1,076,920 and benefits an additional $333,560.

In a subsequent event the Company announced its multi-step restructuring plan, a far-reaching change to its core business. The new strategic direction focuses on three areas to include transitioning from a direct sales organization for sales and distribution to an expansion of local and international licensees and products; continuing the reduction in its overhead expenses while restructuring the balance sheet; and commencing a multi-step recapitalization of the Company through new efforts that will include benefits for its existing shareholders.

The Company is determined to improve its balance sheet. In January, 2003 the directors and the CEO converted, $1,048,000 in debt, into equity. This resulted in decreasing liabilities by $1,048,000 and also increasing equity by $1,048,000. If the plant were sold, the sale of the manufacturing plant could possibly result in an estimated $1,400,000 reduction in liabilities.

In January, 2003 BEVsystems also executed agreements with Wasser Merger, Inc. to distribute the Company’s products throughout Latin America and the Caribbean including Bermuda.

Wasser’s sister company, ERICA International, both controlled by Wasser’s Chairman Hermann Burkhardt, is a bottler of premium purified water. They have produced and distributed bottled water products throughout the Caribbean to large multi-national clients including Sam’s Club, Intercontinental Hotels, Westin Hotels, and Hilton Hotels as well as being the only certified bottler for the US Navy in Puerto Rico. Erica is the only bottler in the Caribbean that is completely vertically integrated including its own blow molding equipment to manufacture plastic bottles for in-house bottled water production. Erica is currently negotiating with the Company to purchase the BEVsystems’ plant in Clearwater, Florida and intends to supply the plant with the plastic bottles needed to bottle Life O2 in the United States. There can be no assurances that the negotiations will conclude in the sale of the plant.

The Company expects to shortly conclude a co-packing agreement with ERICA International for production of Life 02 in Puerto Rico, decreasing the cost to manufacture the Company’s products by greater than 60%. The savings in production costs will position BEVsystems as an extremely competitive player in the increasingly congested bottled water market.

Also in January, 2003 BEVsystems entered into a joint marketing agreement with ChampionLyte Products, Inc., to market, sell and distribute ChampionLyte beverages throughout the entire BEVsystems network of licensees and distributors.

Under terms of the agreement, ChampionLyte will pay BEVsystems a management fee of up to $100,000 per month plus 50% of the net profits on sales of ChampionLyte that exceed $100,000 per month. ChampionLyte Products, Inc. is a fully reporting public company whose shares are quoted on the OTC Bulletin Board under the trading symbol CPLY. ChampionLyte’s flagship product, ChampionLyte®, is the first sports drink that is totally “guilt-free”, with no sugar, no carbohydrates, no fat and no calories. The products that currently dominate the isotonic, sports drink market contain between 33 and 38 grams of sugar and up to 150 calories in a 20 ounce bottle.

ChampionLyte® is available in Lemon-Lime, Orange, Grape, Fruit Punch, Pink Lemonade and Blue Raspberry™ and, is the only sports drink with the benefits of electrolyte replacement without sugar, fat, calories or carbohydrates. It has no warning labels.

ChampionLyte®is currently available at a number of the nation's mass-market retail locations as well as a variety of governmental institutions. For more information visit www.championlyte.com.

Expanding and supporting its licensee base will allow the BEVsystems to reach a wider geographic area and larger consumer base, while reducing direct product costs. Licensees will absorb the costs of marketing and distribution of Life O2 in their exclusive territories, and co-packing arrangements will reduce production costs. The net effect will assist BEVsystems in achieving greater distribution, sales, and revenues, while driving down overhead and increasing profits.

Results of Operation

For the three months ended December 29, 2002 (Third Quarter):

Net Revenues for the third quarter of fiscal year 2003 were $122,824 compared to $30,654, for the same period of fiscal year 2002. General,selling and marketing expenses for the third quarter of fiscal year 2003 was $1,563,793 compared to $626,215, for the same period of fiscal year 2002, the increase is primarily attributable to higher public relations and investor relations expense, an increase in sales & marketing personnel, consultative services, encompassing mergers and acquisitions, corporate restructuring, and strategic alliances which was offset by lower general marketing expenses.. The net loss was for the third quarter of fiscal year 2003 was $1,687,400 compared to $661,239, for the same period of fiscal year 2002.

For the nine months ended December 29, 2002 (Three Quarters):

Net Revenues for the first nine months of fiscal year 2003 were $566,444 compared to $331,523, for the same period of fiscal year 2002. General, selling and marketing expenses for the first nine months of fiscal year 2003 was $6,633,342 compared to $1,328,692, for the same period of fiscal year 2002, the increase is primarily attributable to higher public relations and investor relations expense, an increase in sales & marketing personnel, consultative services, encompassing mergers and acquisitions, corporate restructuring, and strategic alliances which was offset by lower general marketing expenses.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. The company is currently engaged in discussions with numerous parties with respect to raising additional capital. As shown in the accompanying condensed consolidated financial statements, the Company has incurred operating losses, negative cash flows from operating activities and has negative working capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing. There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. Furthermore, if the Company is unable to raise additional funds, it may be required to reduce its workforce, reduce compensation levels, reduce dependency on outside consultants, modify its growth and operating plans, and even be forced to terminate operations completely. The Company does not intend to manufacture bottled water products without firm orders in hand for its products. The Company intends to expend costs over the next twelve months in advertising, marketing and distribution. These costs are expected to be expended prior to the receipt of significant revenues. There can be no assurance that the company will generate significant revenues as a result of its investment in advertising, marketing and distribution and there can be no assurance that the company will be able to continue to attract the capital required to fund its business plan. However, the Company has no definitive plans or arrangements in place with respect to additional capital sources at this time. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Item 3.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)	Changes in internal controls.

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

PART II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Jihad Abuznaid vs. BevSystems International Inc., CASE NO: 02-001477:

A Broward County, Florida action in which the Plaintiff seek reimbursement for the failure of an Aqua Clara distributor-delivering product. The company’s position is that the claim for $15,000.00 plus fees and costs is invalid. The case is being aggressively defended and the outcome is uncertain.

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

Corral, Pearring, Willson, and Plunkett v. BEVsystems International, Inc and/or Ltd.

Former employees of the company are suing for severance pay as a result of their termination and/or for salary accruals. The Company is negotiating with the individuals. The Company believes that it has ‘cause’ for terminating the employees. No assurance can be provided that the Company will prevail. The estimated expense is approximately $250,000.

Other Possible Litigation:

Three possible defense actions may emerge, each concern failure to pay. One involves $28,000.00 for services, another involves monies due based upon sales as a commission with the amount due being uncertain at this time, and the last concerns failure to pay on a $300,000.00 short-term mortgage.

Three possible Plaintiff actions are; one for employee theft, one for employee self-dealings (which may be expanded to include third parties), and the other for violation of trademark rights.

ITEM 6
EXHIBITS AND REPORTS

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
21.1	Subsidiaries

(b)	Reports on Form 8-K:

The Company filed a Form 8-K on October 29, 2002 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

BEVSYSTEMS INTNERATIONAL, INC.

Date: February 19, 2003	By: /s/ Robert Tatum Robert Tatum President

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Robert Tatum certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of BevSystems International, Inc.

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	I have indicated in the quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:     February 19, 2003

/s/ Robert Tatum Robert Tatum Chief Executive Officer,Chief Financial Officer and President