Form 10KSB
period 2003-03-31
BEVSYSTEMS INTERNATIONAL INC
filed 2003-09-10
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

                         BEVSYSTEMS INTERNATIONAL, INC.





            Florida                                   84-1352529
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                             1315 Cleveland Street
                            Clearwater, Florida 33755
                    (Address of Principal Executive Offices)

                                 (786) 425-0811
                           (Issuer's telephone number)


                  Securities registered under Section 12(b) of
                                the Exchange Act:

         Common Stock par value $0.0001 per share National Association of
                               Securities Dealers

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $944,255.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices to such stock as of a specified date within 60 days:
$5,166,703 (Based on price of $0.32 on September 8, 2003 and 16,145,948 shares held by non-affiliates).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Outstanding as of September 8, 2003:
38,283,323 shares of common stock, $.0001 par value.

Documents incorporated by reference: None

                  BEVSYSTEMS INTERNATIONAL, INC. & SUBSIDIARIES




                            TABLE OF CONTENTS


                                                                           Page
                                  PART I

Item 1.    Description of Business                                          1
Item 2.    Description of Property                                         14
Item 3.    Legal Proceedings                                               14
Item 4.    Submission of Matters to a Vote of Security Holders             16

                                  PART II

Item 5.    Market for Common Equity and Related Stockholder Matters        17
Item 6.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           25
Item 7.    Financial Statements                                            33
Item 8.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                        33
Item 8A.   Controls and Procedures                                         33


                                 PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act             34
Item 10.   Executive Compensation                                          36
Item 11.   Security Ownership of Certain Beneficial
             Owners and Management                                         37
Item 12.   Certain Relationships and Related Transactions                  38

                                  PART IV

Item 13.   Exhibits and Reports on Form 8-K                                39
Item 14.   Principal Accountant Fees and Services                          39
Signatures                                                                 40

                                     PART I

Item 1. Business

Overview

         BEVsystems International, Inc. ("BEVsystems") produces and markets bottled water infused with dissolved oxygen in concentrations up to approximately 15 times greater than that found in ordinary bottled water. Our core product, trademarked as Life O2, combines water and oxygen, the two essential requirements for human life. Our products and manufacturing processes are protected under seven U.S. and eighteen International patents, and are marketed under various registered trademarks. We believe that consumption of oxygen-enriched water can be shown to improve performance and well being. In a variety of studies, athletes who consumed Life O2 bottled water were shown to measurably improve their performance.

         Over the last four years Life O2 bottled water has been sold in eighteen International markets, making Life O2 bottled water the global category leader in super oxygenated water. Currently, we have agreements in Europe, Japan, Canada, and Latin America. In International markets, we sell and license our products to bottlers and distributors who bottle and sell either Life 02 branded products or co-branded products that are produced using our equipment and processes. In November 2001 we began to launch our products into the United States market and are currently selling our products in Florida, the greater New York City metropolitan area, and selected other markets. In the United States we bottle our products in our own Clearwater, Florida bottling facility and under co-packing arrangements with independent bottlers and sell them to distributors under our Life O2 label.

Industry Background

         Bottled water has been and continues to be one of the fastest growing segments of the beverage industry. Growing consumer concerns over the quality of municipal water supplies and the perceived detrimental effects of carbonated soft drinks have propelled consumption of bottled water. According to Beverage Digest Newsletter, the volume of single-serve bottled water produced in the United States grew 31% from 2000 to 2001 and is on track to grow approximately 30% in 2002. Moreover, according to Beverage Marketing Corporation, per capita consumption of bottled water in the United States increased from 5.2 gallons to
15.6 gallons from 1985 to 1999, an increase of 200% over the period. We believe that we will be able to position our oxygenated water as a distinct, value-added offering in the expanding bottled water segment.

         Within the many beverage categories, there is a subcategory that is rapidly growing in importance. This category is the functional beverage category (sport drinks and energy drinks), of which one of the most prominent examples is Gatorade. This type of beverage is believed to provide the consumer with benefits beyond that of purity or taste. In the case of Gatorade, it is commercialized on the premise that it replenishes the body's supply of minerals depleted during the course of heavy physical activity or dehydration. The success of this type of beverage lies in the consumers' desire to obtain direct results from drinking the beverage. As a category, functional beverages have also reached sales volumes in the billions of dollars. In the last two years super oxygenated bottled water has emerged as a functional beverage of growing importance.

Company History

         BEVsystems International, Ltd. was formed in March 2001 to acquire the beverage assets and further develop the oxygenated beverage business of Life International Products, Inc. and Life O2 Beverages, LLP ("Life International"). The Asset Purchase was completed on July 13, 2001. The assets acquired included an exclusive, perpetual, royalty-free license to its domestic and foreign patents for the production of super oxygenated water in the field of use of human consumables, ownership of the Life O2 and OXYLOC trademarks, all of the oxygenating equipment, and inventories installed at various locations worldwide, as well as contracts with 10 bottlers and 13 distributors covering water production and distribution to 18 countries in North and South America, Asia, and Europe. Prior to the acquisition, our products had already been successfully introduced in a wide variety of International markets and two test markets in the United States, covering parts of Colorado and Hawaii.

         On February 25, 2002 we finalized an agreement for the purchase and sale of stock with Aqua Clara Bottling & Distribution, Inc., a Colorado corporation. The agreement was structured as a reverse acquisition and provided for Aqua Clara to purchase all of the shares held by BEVsystems International, Ltd. shareholders who then became the controlling shareholders of Aqua Clara. After the acquisition, Aqua Clara was renamed BEVsystems International, Inc., and BEVsystems' Chairman and CEO, G. Robert Tatum, III, became the new Chairman and CEO. The Aqua Clara acquisition gave BEVsystems control of a bottling facility here in the United States, which has allowed us to launch Life O2 domestically in a cost-effective manner. From a legal perspective, Aqua Clara was the surviving company and thus continues its public company reporting obligations. BEVsystems is currently traded on the NASDAQ bulletin board under the symbol OTCBB: BEVI. From an accounting perspective, however, BEVsystems acquired Aqua Clara; thus, all financial information reported to the SEC is presented using generally accepted accounting principles for purchase accounting, and includes BEVsystems results from the period April 1, 2001 to March 30, 2002 and Aqua Clara's results from the period February 25, 2002 to March 30, 2002. Therefore, financial information submitted to the SEC for the old Aqua Clara prior to the Company's most recent form 10K, submitted on July 12, 2002, is not directly comparable to the current company.

Company Strategy
----------------

         BEVsystems plans to continue to sell its products directly to large merchants and distributors under its trademarked Life O2 label in selected U.S. markets and to license our technology to bottlers and distributors in other markets who will bottle and sell water under their own label or co-branded labels using our equipment and process technology.

Our growth strategy is to:

     o Increase Consumer Awareness and Strengthen Brand Imaging: A key to the growth of our company is educating the consumer on the advantages of oxygen enriched water through published research, clinical studies, innovative product marketing, and advertising including the use of unique packaging. We believe that these activities increase the visibility and range of well-known brands. We intend to continue to develop the type of innovative packaging that catches a consumer's eye and increases sales.

     o Expand and Improve Distribution: We plan to continue to expand in existing and new geographic markets and channels of trade. We intend to focus our sales force on continually improving relationships with distributors by assisting our distributors in developing local marketing promotion campaigns, training personnel, and participating in local customer visits. Finally, we intend to pursue additional distributors in underserved markets to drive sales.

     o Develop multiple brands: We are continually evaluating brand extensions such as table waters, medical beverages, and beverages aimed at the nightlife market that can be cost effectively introduced through our distribution network. In addition, we are also evaluating other beverage categories that can be introduced through our distribution network.

      o Provide a balanced portfolio of revenue sources: We are developing multiple revenue models such as direct selling, joint venturing and licensing to increase the scale and global market footprint of the company. For each new market and new initiative, we select from a wide variety of financial and partnering options to execute the appropriate risk/reward solution.

      o We believe that the initiatives underway, the portfolio approach to our strategic initiatives, and the expertise and success record of our management team in having developed similar business and revenue models in prior companies, enable us to execute on our strategy. However, in order to develop and expand the business, our plans call for us to expend significant funds in marketing, sales and related product development and there can be no assurance that such funds will be available to us or available on commercially reasonable terms.

Marketing


         BEVsystems' marketing strategy is focused on positioning Life O2 as being a new and exciting beverage that's first in its category within an important new niche of the beverage industry.

     o Life O2 is first in the category of oxygen-enhanced bottled waters. Pioneering a new category incites curiosity in the consumer and almost guarantees an initial trial and a desire to learn more about it. By claiming to be "The Original", Life O2 is already drawing considerable attention to itself. By asserting its position as the pioneer of the category, the consumer is urged to consider Life O2 's product history and longevity in the marketplace. A by-product of Life O2's claim as "The Original" pushes competitors to address the issue of which product is "the oldest and wisest" in the category.

     o Life O2 is a new beverage. Not only is Life O2 in a new category, it is also a new beverage on the market. Consumers are constantly looking for the newest thing on the shelf, and Life O2, with its limited exposure, is still considered a new product, thereby sparking interest in the customer. Life O2 's award-winning packaging also enhances the attraction to Life O2. The copy on the label and the label's see-through design and graphics draw consumers to take a closer look.

     o Life O2 has created a niche market in the production of one of the first "performance waters". It is not the goal to capture the entire water market, but rather to position Life O2 as the leader and pioneer of this specific niche in both the bottled water and sports drink categories.

         The marketing agendas for both the domestic business (including retail trade and home and office delivery) and the international business (licensees, bottlers and distributors) segments of BEVsystems is based on the cost-effective, "Gorilla Marketing" concepts used by PowerBar and Arizona Iced Tea and include the following major components:

Published Research

Market Research - To identify target market segments and the ideal approach for each group.

Medical/ Scientific Research - To further validate the beneficial impact of oxygenation on athletic performance and human well-being.

Website

         The Company's interactive website (www.LifeO2.com) and www.Bevsystems.com are designed to communicate with retailers, distributors and Life O2 consumers. The content of the site includes sections and web pages devoted to each of the following: Company, Management, Product, Research, Investor Information, Stock History, Press Kit, Press Releases, In The News Calendar of Promotional Events, and Frequently Asked Questions. Also to be included are listings of retailers and distributors, both domestic and international; an online store with product and branded merchandise available for purchase with shipping available world-wide;

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

Trademarks

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

On May 7, 2003, the Company entered into an exclusive license and trademark agreement with StonePoint Group, Limited whereby the Company granted StonePoint the exclusive, unlimited royalty-free right and license to all the intellectual property, know-how and technology for use in the production, licensing, marketing, distribution, use, sublicense, subcontract, sale and transfer of the products (as defined in the agreement) within the established territory. The territory includes the countries of Japan, Taiwan, the Philippines, China, North Korea, South Korea, Singapore, Vietnam, Thailand, Malaysia, Indonesia, Cambodia and Laos. No royalties or fees of any kind shall ever be due to the Company under the agreement and the term of the agreement is perpetual.

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

                             Domestic Business Unit

Market Analysis

         The Company competes in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We believe that the main competitive factors in the bottled water market are brand recognition, product quality, product placement and availability and cost. We compete in the oxygenated bottled water market with Talking Rain (Airwater), O2Go and a variety of start-ups, and in general with other bottled waters and sports drinks. Many large bottled water companies that may become our competitors have strong relationships with mass merchandisers and entrenched shelf space commitments. They may be able to leverage their existing relationships to carry alternative oxygenated water offerings. We also anticipate that other companies may enter our market with comparable or better products, greater financial resources or greater brand recognition, although we are not aware of any such introductions. We plan to continue to improve the dissolved oxygen content and shelf life of our current products and introduce new products, and we expect our competitors to continue to improve their products. We plan to continually research ways to improve the oxygen content of our product.

         To be competitive, the company must continue to invest significant resources in research and development, advertising and marketing. However, given the current worldwide intense level of interest in fitness and health, we believe that the super-oxygenated water category will grow to very high levels of use. The oxygenated water category is relatively new, and less than 1% of all bottled water sold worldwide has an enriched oxygen content. Company efforts will be focused on increasing revenue in the future by raising consumer awareness of the benefits of using oxygenated bottled water instead of mineral waters and sports drinks. We expect that the oxygenated water market will be characterized by rapid technological change; therefore company efforts will also include continued research into ways to improve our product lines and manufacturing technology. Increased competition in the oxygenated water category will require us to rapidly evolve and adapt our products to remain competitive. The successful operation of our business depends on our ability to implement new bottling technology and packaging enhancements that respond to evolving industry standards on a timely and cost-effective basis.

         The U.S. bottled water market is very competitive and is dominated by six large bottled water companies: Perrier Group (Arrowhead, Poland Springs, Zephyrhills, Ozarka, Deer Park); Suntory International (Hinckley & Schmitt, Crystal Springs); McKesson Corporation (Sparkletts, Alhambra); Great Brands of Europe (Evian, Dannon); Pepsi (Aqua Fina); and Coke (Dasani). The top eleven bottled water brands together represent only a 40% brand share with over 44% of bottled water market share being attributed to a large number of small companies.

         Most bottled water companies are small, regional enterprises because the vast majority of bottled waters are spring waters. Due to the high cost of transportation, these companies are limited in the geographical range in which they can sell their product and still maintain an acceptable profit margin.

         The spring water manufacturers typically sell their products within 250 miles of the water source. The largest bottled water companies (such as Perrier) have grown their business primarily through the acquisition of regional producers and then the promotion of each regional brand. Consolidation and acquisition appear to be the trend in the industry for the foreseeable future.

         The Bottled Water Web states that within the bottled water business there are two distinct industries and segmentations. The biggest by volume is the five-gallon or returnable container water business. The PET segment of the industry, also known as 'Single Serve', is primarily positioned in retail. It has developed only over the past decade, but now surpasses the five-gallon segment in both volume and value. In many cases the industry leaders are the same in both segments. For example, the Perrier group of America represents a diverse group of strong regional brands that include Arrowhead, Zephyrhills, Ozarka and Poland Springs. All of these brands are available to consumers in both five-gallon and Single Serve in the retail, home, and commercial markets in their respective regional areas. As such, the Perrier Group of America currently dominates both segments.

         Bottled water consumers often purchase these and other brands at home or at the office in the five-gallon format, but also purchase the smaller bottles from retail for convenience. Bottled water industry experts also expect that many new customers for home and commercial bottled water delivery will migrate to this segment after being fully initiated to the benefits of bottled water by the retail outlets. One of the factors driving the industry is the growth of the PET sector in package sizes of 1.5 liter and smaller. In 1998, that sector of the industry grew by more than 30 percent. 1997 figures indicate that more than 55.5 percent of all bottled water was sold at retail. That figure compares to 19.6 percent for home delivery and 17.9 percent for commercial sales. Industry experts project that by 2002 nearly 60 percent of all bottled water will be sold at retail. Information Resources, Inc. reports that for the year ending July 15, 2001 US sales of non-carbonated water reached $2.167 billion, a growth rate of 19.2 % for the year.

         Although home delivery's market share of distribution channels is expected to drop to 18.6 percent in 2002, down from 19.6 percent in 1997, gallonage in home delivery is expected to grow by 40 percent over the same period from 669.8 million gallons in 1997 to 917.6 million gallons in 2002. It is also projected that the home delivery sector of the bottled water industry will continue to maintain its market share lead over the commercial sector in 2002.

         The market universe for delivery of beverages is vast, and includes everything from retail grocery and drug store chains to convenience store chains, vending machines, health food and nutrition stores, to high schools, colleges, restaurants and high-volume catering services. BEVsystems has identified other markets specific to Life O2's properties and characteristics that will be included in our primary list of distribution channels. These additional venues include health clubs, spas, gyms, and high-altitude resorts, as well as sporting events, nightclubs, concerts and other large venues. All of these venues are serviced by two main distribution methods: direct sales and delivery (DSD) or warehouse direct. DSD is primarily developed through beer and soft drink distributors. Because margins are shrinking in the beer industry, some beer distributors have been actively seeking non-alcohol beverages such as Life O2 to expand their business into higher margin products. Soft drink distributors are also ideal for a product like Life O2. We are presently in discussion with firms representing both beer and soft drink distributors.

         While some major grocery, drug and convenience store chains and buying clubs are serviced through DSD, many receive their beverages directly from the warehouse. Access to warehouse direct purchasing often requires that brokers have established successful relationships with various chains, providing them with profitable products from reliable companies. Due to the far-reaching geographic nature of many national chains, a variety of brokers are usually necessary in order to completely penetrate certain segments of the market universe for beverages. A combination of DSD and brokers will be essential to the short and long term success of Life O2.

Retail Trade

         BEVsystems will grow retail sales through a network of independent distributors and direct to chain opportunities with the following packages:

                                    20 oz. Sport Cap
                                    16.9 oz.

         We will utilize a hybrid distribution strategy so that each market will be launched with nonexclusive independent distributors focused by county and class of trade. Specifically, in each market we will pursue distributors that focus on the following classes of trade:

                             Natural Food Stores
                             Gyms and Health Clubs
                             Convenience Stores and Gas Stations
                             Independents retailers

         We will pursue large pharmacy, drug and grocery chain relationships through distributors, brokers and direct through our own sales force depending on the conditions in each market.

Domestic Marketing Plan - Retail Trade

         The marketing plan for the Retail Trade business of BEVsystems will employ the goals and direction outlined previously in the Marketing Division Section.. Life O2 will promote its product through event marketing at major public venues like marathon races, outdoor concerts, sporting events and anywhere that people interested about health and wellness might gather. At these events Life O2 will be providing samples of our SuperOxygenated product, informing the consumer about the benefits of drinking water and oxygen, promoting the brand name and recognition and introducing more consumers to Life O2. These trades include individual convenience stores, health clubs, gas stations, delis, etc.

Pricing and Revenue Model

      Independent Distributors:

         Life O2 Retail case pricing and system profit for independent distributors will be as follows:

         20 oz. Sport Cap
         ----------------

         Life O2 Front Line Price to Retailers                         $16.95
         --------------------------------------------------------------------
         Distributor COGS                                              $12.00
         --------------------------------------------------------------------
         Introductory Discount                                         $ 1.50
         --------------------------------------------------------------------
         Distributor Gross Profit per case                             $ 3.45
         --------------------------------------------------------------------
         Life O2 Price to the Distributor                              $12.00
         --------------------------------------------------------------------
         BEVsystems COGS                                               $ 6.50
         --------------------------------------------------------------------
         Introductory Discount                                         $ 1.50
         --------------------------------------------------------------------
         BEVsystems Gross Profit per case                              $ 4.00
         --------------------------------------------------------------------

         16.9 oz. Flat Cap
         -----------------

         Life O2 Front Line Price to Retailers                         $14.95
         --------------------------------------------------------------------
         Distributor COGS                                              $10.00
         --------------------------------------------------------------------
         Introductory Discount                                         $ 1.00
         --------------------------------------------------------------------
         Distributor Gross Profit per case                             $ 3.95
         --------------------------------------------------------------------
         Life O2 Price to the Distributor                              $10.00
         --------------------------------------------------------------------
         BEVsystems COGS                                               $ 6.50
         --------------------------------------------------------------------
         BEVsystems Gross Profit per case                              $ 3.50
         --------------------------------------------------------------------

Government Regulations

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

                           International Business Unit

                               (GRAPHIC OMITTED)

         Eighty seven percent (87%) of the single-serve bottled water market is outside the U.S. Europe is the single largest region, accounting for 49% of the world; the U.S. accounts for 13%.

         Whereas many U.S. based companies are only able to develop the U.S. before moving overseas, BEVsystems' experience has been one of successfully addressing the global markets concurrently.

         BEVsystems has sold over 10 million bottles in international markets.

         BEVsystems' International capabilities provide a strategic advantage. In addition to providing a more balanced regional revenue portfolio, our global scope and scale also provides us with cross-market synergies, and barriers-to-entry for companies that can only compete on a local market basis.

Distributor, Licensee and Bottler Strategy

         Distributors, Licensees, and Bottlers work in partnership with BEVsystems to market, sell and distribute BEVsystems brand waters. The product itself is either sold as Life O2 SuperOxygenated Water, or it is sold as a co-branded oxygenated water product branded with the BEVsystems logo. This logo, placed on the back of the bottle, indicates that the product is bottled to BEVsystems' strict specifications using BEVsystems equipment and technology.

         Critical to the short and long-term success of our business, to building long-term sustainable brand equity and to ensuring our aggressive rollout schedule, is to carefully choose and align with partners that possess the critical success factors. We will be very selective in order to develop partnerships with companies / business groups that exhibit:

     o    Local Knowledge (know-how and know-who)

     o Philosophy consistent with ours of providing a superior product and exceeding customer expectations

     o    Marketing expertise (and specifically in our consumer target segments)

     o Distribution strength, which may require several distributors to ensure we are penetrating multiple relevant channels. For instance for Life O2 positioning to the health and fitness target consumer, distribution will need to reach health and fitness clubs, health food stores, gourmet food stores, sporting goods stores, pharmacies, etc.

     o Product Sourcing Logistics, either for importation of product or local production (bottling, proximity to water source)

     o    Extensive Financial Resources

         BEVsystems is the global category leader in super oxygenated water, and we will align ourselves with world-class partners.

Parameters for granting an Exclusive Master Country License

         BEVsystems typically does not provide exclusive agreements for a country, since we prefer to partner with multiple distributors to ensure we have the requisite regional and channel coverage. However, we will grant an exclusive agreement for a country if we are convinced that the local group has the required financial, marketing and distribution resources.

The parameters to grant exclusivity are:

     1. Master Franchising Fee for a country: this is an upfront fee in return for granting country exclusivity for distribution of our products. The fee is based on the size of the market, but in any event it is at least US$50,000.

     2.   Royalty (typically US$ 0.04 per liter) on sales

     3. When converting to local production, versus importing from one of our sources, leasing of BEVsystems patented equipment (which connects to most water or soft drink bottling lines). The latest version of our equipment leases for US$75,000.

     4. Strong local partners and resources, including the following competencies in the business group:

          o    Consumer Marketing Savvy


          o    Distribution Expertise and Strength

          o    Logistics or Local Production capability

          o    Extensive Financial Resources and access to capital

Parameters for developing International Joint Ventures

         BEVsystems will create joint ventures with strong local partners if this is required to proactively develop an international market.

     o BEVsystems would form a JV company with a few, selected local partners that would provide BEVsystems with the resources and infrastructure necessary to make a rapid and successful entry into the market

     o Levels of participation would be determined on the value of assets and intangibles pledged; in the case of BEVsystems, we would provide the intellectual property, know how and specialized support for the project.

     o The shareholders would appoint the managing director who would form an executive board reporting to the shareholder board. In the event of a transfer of ownership of BEVsystems, we would have a call on the JV. The shareholders would be aware of the exit strategies and anticipated duration of their investment.

Revenue Model  - A Balanced Portfolio of Short and Long-term Revenue Streams

International Revenue benefits from three revenue streams:

Direct Sales

         Product sales, which consist of revenues from bottle water sales of product that is produced for us at a co-packing facility and sold to a wholesale distributor. There is no royalty or any type of fees associated with this revenue stream. We produce the water and sell it to customers.

Licensing

         We approach licensing not as a Strategic direction but as a Financial Model. Our Strategic direction is to focus on the Consumer and our Partners with a unique "point-of-difference" product and business proposition. Licensing provides faster rollout, access to capital, local knowledge know-how, and the highest margins (around 50%) and IRR.

         Our licensing program benchmarks against leading licensing and bottling companies, both in terms of Licensor fees / Royalty rates and the Licensor services, marketing, research and support which will be required to support BEVsystems licensing proposition. There are three revenue elements:

     1. License Fees, which are revenues derived from a bottler that uses our proprietary technology to produce Life O2 SuperOxygenated water. A license fee of at least $50,000 is paid up front to begin the installation of the equipment required to SuperOxygenate the bottler's water.

     2. Lease Sales are derived from the lease of the oxygenating equipment described above to the bottler. Equipment lease sales begin at $75,000 for a 3-year lease, depending on the machine specifications, paid in full at the beginning of the lease term. We plan to increase future lease fees to reflect various factors, including the size of each licensee's market.

     3. Royalty revenues are due on sales of product produced using our technology and the leased equipment. Royalty ranges from 4% to 6% of the wholesale price of water in the local market. Typical royalties are approximately $0.04/liter of SuperOxygenated water.

The Partnership Approach

         BEVsystems provides our partners with a unique, point-of-difference product which will enhance their competitiveness / positioning in the marketplace. Our line of products delivers a unique selling proposition "USP": super oxygenated water and its attendant benefits.

         BEVsystems supports the international business by providing:

          o    Equipment and technical support

          o Proprietary technology and trade secrets protected by patents and trademarks.

          o On-going research to provide scientific data and support in the form of white papers and published results

          o Collateral support explaining the benefits of Life O2 SuperOxygenated water. This material is suitable for limited distribution to first-tier corporate-level clientele.

          o Marketing materials outlining the corporate goals of BEVsystems International.

          o Point-of-Purchase materials designed to support the domestic marketing of Life O2 bottled water is available, when appropriate, for international use.

          o Quarterly newsletters designed to keep global BEVsystems licensees aware of what other international partners are accomplishing and to keep up-to-date on industry happenings.

          o Marketing support for new product launches and Co-op funds for mutually agreed marketing programs.

         BEVsystems Licensees, Bottlers and Distributors provide support in the following ways:

          o Conducting market research on customer base specific to the licensee.

          o    Implementing marketing programs to achieve sales projections.

          o Forming sales force, promotional team, and operations to support these efforts.

          o Creating and supplying marketing materials to support the sales and promotions groups. o Print, radio and TV advertising campaigns.

          o Event Marketing to promote benefits of BEVsystems through regional and national sports competitions.

          o Sports endorsements from both professional and amateur athlete via performance and testimonials.

          o Ensuring distribution coverage and logistics in each targeted distribution channel and geographic region.

         The licensee is best suited for communicating directly with its own customer base because they know their clientele and market base better than anyone else. It is crucial that industry-wide buying practices, known often from only a global perspective, be tempered with cultural and regional factors known best by the local licensee.

           The results of a successful product launch and profitable sales benefit both BEVsystems and the licensee; therefore, both share the costs and responsibilities. BEVsystems supports the international side of the business with communications on a corporate level, providing supporting materials relative to the efficacy of oxygenated water on health and well-being, on the bottled water industry and about the company itself. The international licensees, bottlers and distributors supplement the BEVsystems marketing agenda and materials with their own marketing plan and resources. BEVsystems licensees have a vested interest in supporting their own business and are committed, thereby, to supporting their BEVsystems venture. For example, the recent launch in Chile, South America, of Life O2 's co-branded product was supported with radio, TV and print advertising, a national sales organization, and a team of professional promoters targeted at sporting events, health clubs, etc.

Current Distribution / Licensee Network

         We have a network of distributors or licensees that have exclusive and non-exclusive rights to sell oxygenated water using our proprietary technology in their respective territories. The following table sets forth for each territory the distributor, the bottler(s) that use the BEVsystems units to produce the oxygenated bottled water they sell, the branding of the product and packaging and the actual or estimated future launch date. In some cases we are relaunching our product line with more impactful packaging and a comprehensive marketing program.


Country                Distributor             Bottler or Co-Packer              Product                Launch Date
---------------------- ----------------------- --------------------------------- ---------------------- -------------------
Canada                 Clearly Canadian         Clearly Canadian Beverages (US)  Clearly Canadian O +2  Spring 1999
                                                Burlington, WA                   20oz.PET bottle
                                                                                 Flavors Plain, Berry
                                                                                 Citrus, fruit Citrus

---------------------- ----------------------- --------------------------------- ---------------------- -------------------
Japan                  Nihon  Shokken           Stonepoint   Group,   Vancouver, Balance  Date +02 500  June 1999
                       Company, Ltd.            B.C., Canada                     ml PET bottle
---------------------- ----------------------- --------------------------------- ---------------------- -------------------
Chile                  ECUSA                    CCT / ECUSA                      CachantunO2 500 ml     July 2001
                                                Santiago, Chile                  PET 44 gm bottle
---------------------- ----------------------- --------------------------------- ---------------------- -------------------
Norway,   Sweden,      Fontana Mineralvann AS   Telemark   Kildevann  AS  (TKV), Life 02                Relaunch
Denmark,  Finland,  &                           Telemark, Norway                 20 oz. PET bottle      April 2002
Iceland
---------------------- ----------------------- --------------------------------- ---------------------- -------------------
United Kingdom         Ceuta Healthcare         Telemark   Kildevann  AS  (TKV), Life 02                Relaunch
                                                Telemark, Norway                 20 oz. PET bottle      April 2002
---------------------- ----------------------- --------------------------------- ---------------------- -------------------
Germany,   Austria  &  Schweizer/Dega Sport     Telemark   Kildevann  AS  (TKV), Life 02                Summer 2002
Switzerland                                     Telemark, Norway                 20 oz. PET bottle
---------------------- ----------------------- --------------------------------- ---------------------- -------------------
Slovak & Czech         Life Water s.r.o.        Life Water s.r.o.                                       Summer 2002
Republics
---------------------- ----------------------- --------------------------------- ---------------------- -------------------
Hungary                Green Water ktf.         Green Water kft.                 Life 02                Summer 2002
                                                Budapest, Hungary                20 oz. PET bottle
                                                                                 1.5 L PET bottle
                                                                                 500 ml glass bottle
---------------------- ----------------------- --------------------------------- ---------------------- -------------------
Brazil                 Madesa do Brasil         CTF Comercial LTDA               Life 02                TBD
                                                Budapest, Hungary                20 oz. PET bottle
                                                                                 1.5 L PET bottle
                                                                                 500 ml glass bottle
---------------------- ----------------------- --------------------------------- ---------------------- -------------------
Australia/ N.Z.        Marketing Brokers N.Z.                                    Life 02                TBD
                                                                                 20 oz. PET bottle
---------------------- ----------------------- --------------------------------- ---------------------- -------------------

         BEVsystems has written agreements with each of the distributors or licenses referred to in the preceding table. The agreements are typically either for a fixed term renewable at the option of the distributor, unless the distributor has not met certain performance requirements.

         Each of the current agreements provides that we may terminate the agreements for cause and that the distributor may generally terminate its agreement upon specified prior notice.

Market Development Schedule

         We have an aggressive, yet realistic new market rollout schedule. As previously discussed, carefully choosing our partners is critical to attaining these tight deadlines. Based on prior experience our executive team has had in both the beverage and licensing businesses, it typically requires 6 to 9 months to launch a new international market, moving through the following steps:

     1.   Market Research / Identification of Partners
     2. Preparation of a business plan and prospectus outlining the structure, capitalization and anticipated results of the license or joint venture, specific to that market
     3.   Negotiation
     4. Approval from the relevant Government entities (local version of FDA, IRS, Dept. of Commerce, etc)
     5.   Contract and License
     6. Phase 1 Launch, utilizing imported product supported with a focused marketing program

     7.   Installation of patented BEVsystems equipment
     8. Phase 2 Launch, with local production supported with a comprehensive marketing program.

Employees

         As of July 15, 2003, the company had three employees. Unions represent none of our employees and we believe our employee relations are good. All of the senior management and officers have employment agreements with the Company. All employees participate in the Company's Employee Stock Option Plan after 90 days of employment.

Item 2. Description of Property

Facilities

         Our principal executive offices occupy approximately 1,600 square feet of office space in Miami, Florida, at an annual cost of approximately $54,000 per year. The Company also owns a bottling facility in Clearwater, Florida that includes the plant building with approximately 14,000 sq. ft. under roof with an exposed four-bay loading dock sitting on 2.1 acres. Approximately 2,400 sq. ft. is utilized for office facilities and the rest is used for bottling and warehouse operations. Our manufacturing plant in Clearwater, Florida has been shut down and is listed for sale with a commercial real estate broker. The property is listed for $950,000. If this sale is realized it will eliminate the long-term mortgage debt on the plant. Eliminating the manufacturing plant will result in a reduction in our cost of goods sold by over 60%. All of the staff required for the operations of the plant have been laid off. Disposing of the manufacturing plant could result in an estimated $825,000 reduction in liabilities.

Item 3. Legal Proceedings

         BEVsystems announced July 11, 2003 that it reached settlement agreements with six creditors that have judgments against the Company. The Company has reached agreement to satisfy several additional creditors with a combination of cash and/or stock. The Company has made continued progress towards restructuring its business and Balance Sheet. The Company is party to legal proceedings as set forth below.

Thorp & Company v. BEVsystems Int'l, Inc., et al., Case No. 02-27983-CA-13. This action was filed in the Eleventh Judicial Circuit for Miami-Dade County on November 8, 2002. The Plaintiff is asserting a claim to recover $35,000 of accounts payable. The Plaintiff in this case has filed a motion for default judgment. The Company requires time to file a response to the motion.


Freeman Decorating Co. v. BEVsystems Int'l, Inc., et al., Case No. 02-22432-CA
(09). This action was filed in the Seventh Judicial Circuit for Dade County on September 10, 2002. The Plaintiff in the action seeks payment for advertising services rendered. The action was inadvertently mishandled by management and subsequently not defended, resulting in a default judgment for approximately $18,995. The Company has served a temporary standstill on collection activities.

Young & Rubicam, L.P. v. BEVsystems Int'l, Inc., et al., Case No.
02-31444-CA-08. This action was filed in the Eleventh Judicial District for Miami-Dade County. The Plaintiff in the action seeks to recover approximately $57,410 for non-payment of office rent. The Company has received the complaint and the answer is due.

Zinno v. BEVsystems Int'l, Inc., et al., Case No. 03-4199-CO-41. This action was filed in the Sixth Judicial Circuit for Pinellas County, Florida on July 7, 2003. The Plaintiff, a former employee of the Company, filed suit against both the Company and Wasser Merger, Inc. for approximately $6,475 of back wages, personal property, expenses and interest. The Company has filed a cross-claim against Wasser Merger, Inc., pursuant to an indemnification agreement Wasser executed with the Company to assume all payroll as of February 2003. Defenses have been filed. The Company has a reasonable likelihood of prevailing on the merits of the case.

Brickell Bay Capital Fund, LLC v. BEVsystems Int'l, Inc., et al., Case No. 03-4936-CI-015. This action was filed in the Sixth Judicial Circuit for Pinellas County, Florida on June 26, 2003. The suit is a foreclosure action against the Company by a secured mortgage holder for non-payment. The Plaintiff seeks to recover possession of the collateral, consisting of real property and machinery. The principal amount of the note is approximately $300,000. In addition to this amount, back interest, attorneys' fees and costs are being sought in the amount of approximately $50,000. The complaint in this action has been received by the Company, the Company's answer has been filed and the Company is awaiting discovery.

Burkhardt, et al. v. BEVsystems Int'l, Inc., et al., Case No. 03-13379-CA-08. This action was filed in the Eleventh Judicial Circuit for Miami-Dade County, Florida on June 6, 2003. The Plaintiff served a 13-count complaint which includes claims of breach of contract, ejectment and foreclosure of a security agreement. The Plaintiff has not specified an amount of damages. The Company filed a motion to transfer venue and the motion is pending. There is a strong likelihood of success on the merits for the Company.

Bell Industries,  Inc. v. BEVsystems Int'l, Inc., et al., Case No.  03-362-CC-26
(04). This action was filed in the Sixth Judicial Circuit for Pinellas County, Florida on January 16, 2003. The Plaintiff commenced the action to recover approximately $17,683 for advertising services rendered. The Plaintiff obtained a default judgment on April 9, 2003. The Company has served a temporary standstill on collection activities.

GBS v. BEVsystems Int'l, Inc., Case No. 02-5341-A-21. This action was filed in Pinellas County, Florida. The Plaintiff seeks recovery of approximately $28,084 allegedly owed to it for accounts payable by the Company. The extent of potential liability on the claim is being determined by way of discovery and due diligence.

R.R. Donnelly, Inc. v. BEVsystems Int'l, Inc., Case No. 02-4360-CO-41. This action was filed in Pinellas County, Florida. The Plaintiff seeks recovery of approximately $12,019 allegedly owed to it for accounts payable by the Company. Liability is expected and the amount is in dispute.

Bowne of NYC, LLC v. Aqua Clara. This action was filed in New York City, New York. The Plaintiff seeks recovery of approximately $5,481 allegedly owed to it for accounts payable by the Company. Management of the Company has chosen not to defend this action. Since the initial complaint, no notice of any other adverse action has been received by the Company.

Plunkett v. BEVsystems Int'l, Inc, et al. This action was filed in the Sixth Judicial Circuit for Pinellas County on February 11, 2003. Former employees of the company filed the action to recover severance pay as a result of their termination and/or for salary accruals. The Plaintiffs in this case obtained a judgment in the amount of approximately $438,620, have attached the Company's bottling equipment in Clearwater, Florida and is forcing a sherrif's auction to dispose of the equipment. The proceeds will go to the Lien Holder, Brickell Bay Fund. The Company has filed an appeal with the courts to hear the matter and still expects to prevail.

The real estate in Clearwater, Florida is in foreclosure with the first and second mortgage holder, Yale Mortgage and Brickell Bay Fund. Mortgages amount to approximately $740,000.

Item 4. Submission of Matters to a Vote of Security Holders

         On October 21, 2002, the Board of Directors and shareholders for BEVsystems International, Inc. approved a Certificate of Amendment to the Articles of Incorporation to authorize the increase of the Company's authorized capital common shares from one hundred million (100,000,000) (no par value) common shares to six hundred fifty million (650,000,000) (no par value) common shares.

         Also, on October 21, 2002, the shareholders approved a recommendation by the Company's Board of Directors that the shareholders direct the President to conclude the negotiations with Alfresh Beverages of Canada and enter a definitive agreement.

         On October 21, 2002, the shareholders approved the Board of Directors' recommendation that the Company's domicile be changed from Colorado to Florida.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is eligible to be traded in the over-the-counter market and quotations are published on the OTC Bulletin Board under the symbol "BEVI.OB," and in the National Quotation Bureau, Inc. ("NQB") "pink sheets" under BEVsystems International, Inc. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service.

         The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period. Such information reflects inter dealer prices without retail mark-up, mark- down or commissions and may not represent actual transactions. The prices have been adjusted to reflect the reverse 10-for-1 split declared on March 15, 2002.




Fiscal Year Ending March 31, 2003            High           Low
---------------------------------            ----           ---

  First Quarter                              1.07           0.19
  Second Quarter                             0.44           0.06
  Third Quarter                              0.10           0.02
  Fourth Quarter                             1.90           0.05

Fiscal Year Ending March 31, 2002            High           Low
---------------------------------            ----           ---

  First Quarter                              1.90           1.40
  Second Quarter                             1.20           0.51
  Third Quarter                              0.70           0.60
  Fourth Quarter                             1.16           0.57

Fiscal Year Ending March 31, 2001            High           Low
---------------------------------            ----           ---

  First Quarter                              3.35           1.35
  Second Quarter                             1.80           1.00
  Third Quarter                              1.20           0.48
  Fourth Quarter                             1.90           0.66

Fiscal Year Ending April 2, 2000             High           Low
---------------------------------            ----           ---

  First Quarter                              4.75           2.20
  Second Quarter                             4.30           1.20
  Third Quarter                              2.00           0.80
  Fourth Quarter                             4.70           1.25



         On January 2, 2003, the Board of Directors authorized a 200:1 reverse stock split.

         As of March 31, 2003, there were approximately 548 record holders of Company common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

Below is a summary of securities transactions from inception to date.

         In April 2001, the Company issued 4,200,000 shares of common stock to founders of the Company for $42,000.

         On April 18, 2002 the Company filed a Form S-8 registration statement registering the issuance of 6,000,000 shares of common stock for past and continued services of officers, directors, third party consultants and certain employees.

         On August 30, 2002 the Company filed a Form S-8 registration statement registering the issuance of 8,000,000 shares of common stock for past services provided by its officers, directors, certain employees and consultants and to provide for continued services to the Company.

         On September 27, 2002 the Company filed a Form S-8 registration statement registering the issuance of 8,000,000 shares of common stock for past services provided by its officers, directors, certain employees and consultants and to provide for continued services to the Company.

         On November 8, 2002 the Company filed a Form S-8 registration statement registering the issuance of 17,500,000 shares of common stock for past services provided by its officers, directors, certain employees and consultants and to provide for continued services to the Company.

         On February 25, 2003 the Company filed a Form S-8 registration statement registering the issuance of 900,000 shares of common stock under certain consulting agreements.

         On May 8, 2003 the Company filed a Form S-8 registration statement registering the issuance of 7,550,000 shares of common stock under the Company's 2003 Stock Incentive Plan and under certain consulting agreements.

         On July 10, 2003 the Company filed a Form S-8 registration statement registering the issuance of 9,500,000 shares of common stock under the Company's 2003 Stock Incentive Plan #1 and under certain consulting and settlement agreements.

Life International Asset Acquisition

         BEVsystems International, Ltd. entered into an asset purchase agreement with Life International, an oxygenated beverage company. The asset purchase was completed on July 13, 2001, and included patent and trademark rights, distributor contracts, and the oxygenated equipment and inventories. To acquire the assets, BEVsystems International, Ltd. paid Life International $1,020,000 in cash, and issued to Life International 6,917,647 shares of common stock and 1,991,210 warrants to acquire additional shares.

Aqua Clara Acquisition

         BEVsystems International, Ltd. entered into an Agreement for the Purchase and Sale of Stock (the "Agreement") with Aqua Clara Bottling & Distribution, Inc. and Subsidiaries ("Aqua Clara") on January 15, 2002. As of February 25, 2002, Aqua Clara had 79,991,535 common shares issued and outstanding prior to a 1 for 10 reverse stock split which reduced this number to 7,999,196. The Company also had 100 shares of preferred stock issued and outstanding as of February 25, 2002. Upon execution of the Agreement, holders received for each share of BEVsystems International, Ltd. common stock and warrants, 1.6738 shares of Aqua Clara's common stock and warrants.

         The Company recorded an additional 7,999,196 shares of common stock, 100 shares of preferred stock

(valued as if converted to 174,825 shares of common stock) and 5,176,754 options to purchase shares of common stock in connection with the acquisition of Aqua Clara.

         The Company has determined the net purchase price of Aqua Clara to be $13,831,661 calculated as follows: A gross valuation of $14,685,806, based on the closing price as of the date of acquisition of $1.10 per share multiplied by the outstanding shares, options, less proceeds from the exercise of options of $2,573,561, plus net liabilities assumed of $1,719,416.

Private Placements

         In July 2001, the Company completed a private placement of $1,787,500, consisting of 27,199 shares of the Company's common stock at $66 per share and 27,199 warrants, exercisable at $132 and expiring on May 1, 2003.

         In December 2001, the Company raised an additional $247,500 through a private placement of 3,766 shares of common stock at $66 per share.

         In February 2002, the Company raised an additional $965,000 through a private placement of 10,768 shares of common stock at $90 per share.

Mortgage

         On July 31, 2002, one of the Company's shareholders entered into a $420,000 mortgage note payable on behalf of the Company. The note is due on August 1, 2012 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually, commencing August 1, 2003, to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. The mortgage is secured by the shareholder's property. At March 31, 2003, the balance of the mortgage was $419,200.

Mortgage Loan and Collateral Assignment

           In May 2002, the Company entered into an agreement with Brickell Bay Capital Fund, LLC to extend the maturity date of its $300,000 convertible promissory note to October 4, 2002. As part of the agreement, the Company is required to pay past due interest totaling $18,375 and issue warrants to purchase 502,140 shares of the Company's common stock at an exercise price of $0.33 per share. In addition, on April 4, 2002, the Company entered into a Collateral Assignment of Rents, Leases and Profits ("Collateral Assignment") with Brickell Bay Capital Fund, LLC whereby the underlying property was assigned to Brickell Bay as collateral for the $300,000 note. The warrants were exercised on May 30, 2002.

Issuance of Convertible Promissory Notes

         On October 22, 2001, the Company entered into a series of three convertible promissory notes with Financial Partners Network Corporation in the amount of $100,000, $100,000 and $62,584. The notes were due April 22, 2002 and had an interest rate of 10.5% per year. The notes were convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $0.55 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On January 21, 2003, all three notes, inclusive of accrued interest, were converted into 1,710,753 shares of the Company's common stock at a rate of $0.108 per share. The Company also granted warrants to Financial Partners Network Corporation to purchase 2,198 shares of the Company's common stock at an exercise price of $65.68 per share expiring November 10, 2006. In lieu of exercising the warrant by paying the per share warrant price, the holder may execute a cashless exercise in accordance with the formula set forth in the warrant agreement.

         On November 5, 2001, the Company entered into a $100,000 convertible promissory note with F. Howard Walsh, Jr. The note was due November 5, 2002 and had an interest rate of 10.5% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $0.55 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The note, including accrued interest, was converted into 837 shares of the Company's common stock. The Company also granted warrants to F. Howard Walsh, Jr. to purchase 609 shares of the Company's common stock at an exercise price of $65.68 per share expiring November 5, 2004. The warrants were exercised on January 24, 2002 for a total of $40,000.

         On November 15, 2001, the Company entered into a $200,000 convertible promissory note with Robert & Elaine Tatum. The note was due May 15, 2002 and had an interest rate of 10.5% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $0.55 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On January 21, 2003, the note, including accrued interest, was converted into 3,571,424 shares of the Company's common stock at a rate of $0.108 per share.

         On December 21, 2001, the Company entered into a $20,000 convertible promissory note with Antony DaCruz. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $0.55 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The Company also granted warrants to Antony DaCruz to purchase 122 shares of the Company's common stock at an exercise price of $65.68 per share expiring November 5, 2004.

         On December 21, 2001, the Company entered into a $40,000 convertible promissory note with Irarrazaval. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $0.55 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The Company also granted warrants to Irarrazaval to purchase 243 shares of the Company's common stock at an exercise price of $65.68 per share expiring November 5, 2004.

         In April 2002, the Company entered into convertible promissory notes with several investors for a total value of $200,000. The notes are due April 30, 2003 and have an interest rate of 12%. The notes are convertible, at the option of the holders, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. During the year ended March 31, 2003, one investor converted his note into 1,755 shares of the Company's common stock. The balance of the notes were $150,000 at March 29, 2003. The Company also granted these investors warrants to purchase a total of 3,500 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading days immediately prior to the funding date. The warrants are callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrants expire on April 30, 2005.

         In May 2002, the Company entered into an agreement with Brickell Bay Capital Fund, LLC ("Brickell Bay") to extend the maturity date of its $300,000 convertible promissory note to October 4, 2002. As part of the agreement, the Company was required to pay past due interest totaling $18,375 and issue warrants to purchase 2,511 shares of the Company's common stock at an exercise price of $65.99 per share. In addition, on April 4, 2002, the Company entered into a Collateral Assignment of Rents, Leases and Profits ("Collateral Assignment") with Brickell Bay whereby the Company's manufacturing plant in Clearwater, Florida and land was assigned to Brickell Bay as collateral for the $300,000 note. On May 30, 2002, Brickell Bay exercised warrants relating to a previous agreement to purchase 2,511 shares of the Company's common stock for a total consideration of $165,706. In June 2003, Brickell Bay filed a foreclosure action against the Company for nonpayment.

         On May 15, 2002, the Company entered into an $80,000 convertible promissory note with Douglas and Kristen Cifers. The note was due August 15, 2002 and had an interest rate of 12.0% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the funding date. On January 21, 2003, the note, including accrued interest of was converted into shares of the Company's common stock at a rate of $0.108 per share. The Company also granted warrants to Douglas and Kristen Cifers to purchase 1,200 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five day average closing price prior to the funding date. The warrant expires on April 30, 2005.

         On June 4, 2002, the Company entered into a $100,000 convertible promissory note with an investor. The note is due April 30, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock.

         On June 27, 2002, the Company entered into a $50,000 convertible promissory note with an investor. The note is due April 30, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock.

         On July 5, 2002, the Company entered into a $250,000 convertible promissory note with Crescent International, Ltd. The note is due July 5, 2003 and does not bear interest, except in the case of default. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the 5 day closing bid prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) $0.30. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The conversion price is also subject to adjustment so that the number of shares into which the note is converted does not exceed the number of shares such that, when aggregated with all other shares of common stock then beneficially or deemed beneficially owned by the holder, would result in the holder owning more than 9.999% of all such shares of common stock as would be outstanding on the conversion date. The balance of the note at March 31, 2003 was $250,000. In August 2003, $30,000 of the note was converted into 2,500 shares of the Company's common stock. The Company also granted warrants to Crescent International, Ltd. to purchase 1,667 shares of the Company's common stock at an exercise price equal to the closing bid price of the Company's common stock on the day Crescent International, Ltd. wired the funds for the convertible note, which was agreed to be $72.00 per share. The warrant is callable at the Company's option, provided that the closing bid prices for the five days preceding the date the Company exercises such option exceeds 140% of the warrant exercise price and that an effective registration statement is in place.

         On August 4, 2002, the Company executed a $75,000 promissory note to Joseph Canouse bearing interest at 10% per annum with principal and all accrued interest payable in full on March 4, 2003. The note is secured by 50,000 shares of the Company's common stock. The holder of the note is entitled, at its option, to convert at any time, the principal amount of the note and accrued interest at a conversion price equal to the latest five day average of the closing bid price of the Company's common stock into such shares of the Company's common stock. The shares to be issued pursuant to this note shall contain unlimited piggyback registration rights. Any overdue payment of principal on the note shall bear interest at 15% per annum until paid. On February 5, 2003, the Company issued 50,000 shares of its common stock in satisfaction of the note.

Issuance of Warrants

         In May 2002, the Company granted warrants to purchase 1,500 shares of the Company's common stock at an exercise price equal to the average of the lowest closing 3 day trading prices during the 5 trading days immediately prior to the exercise date, discounted by 25%. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the 5-day average closing price prior to the warrant issue date. The warrants have a term of three years.

Issuance of Warrants for Settlement of Debt:

         The Company was indebted to Triumph Global Securities, Ltd. for financial consulting and advisory services in the amount of $50,000. The Company entered into an agreement to settle the amount owed for these services and on October 28, 2002, the Company issued warrants to Triumph Global Securities, Ltd. to purchase 12,500 shares of the Company's common stock at an exercise price of $8 per share. The warrants have a term of five years.

Issuance of Common Stock for Settlement of Debt

         In April 2002, the Company issued 125 shares of its common stock in settlement of debt.

         In January 2003, the Company entered into an agreement with the Chief Executive Officer and his spouse, Kristen & Douglas Cifers and Financial Partners Network Corporation whereby the Company issued a total of 9,722,222 shares of its restricted common stock to such shareholders in satisfaction of all debt, convertible notes, security interest and other equity owed to the shareholders by the Company.

Issuance of Common Stock and Warrants for Consulting Services

         In January 2002, the Company issued 110 shares of common stock for services rendered.

         In March 2002, the Company entered into a one-year agreement with a consultant for services to be provided. The Company agreed to issue the consultant 500 shares of its common stock each month. In addition, the Company agreed to pay the consultant up to $600,000 of its common stock over the term of the agreement. The Company also agreed to grant the consultant the right to purchase 3,000 shares of its common stock at a price of $80 per share during the term of the agreement. The consultant is also entitled to receive additional compensation for other services provided, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the consultant the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. In April 2002, the consultant exercised her right to purchase 500 shares of the Company's common stock at a 40% discount.

         In March 2002, the Company entered into a one-year agreement with a consultant for services to be provided. The Company agreed to issue the consultant 500 shares of its common stock each month. In addition, the Company agreed to pay the consultant up to $600,000 of its common stock over the term of the agreement. The Company also agreed to grant the consultant the right to purchase 3,000 shares of its common stock at a price of $80 per share during the term of the agreement. The consultant is also entitled to receive additional compensation for other services provided, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the consultant the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. On January 15, 2003, the Company entered into another agreement with the same consultant for a period of six months. The Company agreed to pay the consultant an amount of common stock in an amount not less than 7.00% of the fully diluted post recapitalization shares of the Company. The consultant was issued 718,553 common shares valued at $1,221,540 under this agreement, which is being expensed over the term of the agreement. The consultant is also entitled to receive additional compensation upon the occurrence of certain events, as defined in the agreement.

         In March 2002, the Company entered into a six-month consulting agreement with Phoenix Capital Partners for services to be provided. The agreement automatically renewed on a month-to-month basis. During the year ended March 31, 2003, this contract was terminated. The Company was required to pay a monthly retainer of $3,750. In addition, the Company agreed to pay the consultant an amount not less than 2.9% of the Company's fully diluted shares of common stock. The Company also agreed to issue the consultant a warrant to purchase an additional 2.9% of the Company's fully diluted shares of common stock, exercisable for five years, at an exercise price of $1.00. Should the agreement be terminated prior to the end of its term, the compensation vests pro-rata. In addition to any amounts payable to the consultant noted above, the consultant shall also be paid additional compensation in connection with certain transactions and events as defined in the agreement.

         In April 2002, the Company issued 148 shares of its common stock to a consultant for services to be provided.

         In April 2002, the Company issued 109 shares of its common stock to a consultant for services to be provided.

         In April 2002, the Company issued 150 shares of its common stock to a consultant for services to be provided. In addition, on April 10, 2002, the Company agreed to pay the consultant $6,000 per month, beginning April 1, 2002, as a consulting fee on an annual basis, which will be applied against media expenditures. Should no media be placed, the $6,000 monthly consulting fee will be paid to the consultant. On April 29, 2002, the Company agreed to set up a production account with the consultant to cover various media-related expenses to be incurred on behalf of the Company. The Company will issue approximately $100,000 worth of restricted common stock to the consultant to fund this account. The consultant is to liquidate the stock as needed to pay for various media purchases made on behalf of the Company. The consultants handling of the production account is currently being reviewed by the Company.

         In June 2002, the Company entered into a three month consulting agreement with a consultant for services to be provided. The Company agreed to pay the consultant 4,500 shares of its unrestricted common stock, which vest pro-rata over the life of the agreement. On August 30, 2002, the agreement was amended such that the Company agreed to issue the consultant 7,500 shares of unrestricted common stock, which vest pro-rata over the life of the agreement. The agreement was further modified to extend the term to eight months.

         In July 2002, the Company entered into an amended consulting agreement with a consultant for services to be provided. In consideration for these services, the Company issued warrants to purchase up to $300,000 of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. The warrants expire one year from the date of the agreement.

         In August 2002, the Company entered into a six-month agreement with a consultant whereby the consultant would provide the Company services in connection with marketing, public relations, strategic planning and business opportunities for the Company. The Company is required to pay the consultant a fee of 2,500 shares of the Company's common stock and a warrant to purchase 1,250 shares of the Company's stock at a purchase price equal to 120% of the closing market price of the Company's common stock on the date of the agreement.

         In August 2002, the Company issued warrants to a consultant for services to be provided to purchase 25,000 shares of the Company's common stock at an exercise price of $20 per share. The warrants have a term of one year.

         In September 2002, the Company issued warrants to a consultant for services to be provided to purchase 30,000 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance. At the same time, the Company entered into a Stock Option Purchase Agreement with this consultant whereby the consultant has the option to purchase up to 30,000 shares of the Company's common stock at a 40% discount to the closing bid price of the Company on the day of notice of execution. The option expires six months from the date of the agreement.


         In September 2002, the Company entered into a consulting agreement with Douglas Cifers, a shareholder of the Company, whereby the consultant agreed to serve as a member of the Board of Directors of the Company and assist the Company in increasing shareholders equity. The consultant is to provide services to the Company for as long as he is a duly elected member of the Board of Directors. Compensation is $5,000 per month in the form of cash or free-trading S-8 shares of the Company's common stock. If common stock is to be issued, they are to have a 25% discount to the closing price on the date of issue.

         In September 2002, the Company issued 158 shares of its common stock to a consultant for services to be provided.

         In September 2002, the Company entered into a consulting agreement with a consultant for services to be provided. Under the agreement, the Company issued 125 shares of its common stock on October 1, 2002, October 15, 2002 and November 1, 2002.

         In September 2002, the Company entered into a consulting agreement with a consultant for services to be provided. Under the agreement, the Company issued 163 shares of its common stock on October 1, 2002, October 15, 2002, November 1, 2002 and November 15, 2002.

         In September 2002, the Company issued 145 shares of its common stock to a consultant for services to be provided.

         In November 2002, the Company issued warrants to a consultant for services to be provided to purchase 62,500 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance.

In March 2003, the Company entered into a three-month consulting agreement with Microcap Headline, Inc. for services to be provided commencing March 15, 2003. The Company irrevocably paid the consultant 50,000 shares of its restricted common stock. The Company has three options to extend the agreement for three months each. For each additional three-month period, the Company shall pay the consultant $1,500 and $15,000 worth of the Company's common stock. The shares issued to the consultant will have a one-year hold from the date of issuance, March 15, 2003. In the event that the consultant is unable to sell the shares after the one-year hold, resulting from the Company's neglect, as defined in the agreement, the Company is required to issue "penalty shares" as defined in the agreement. On June 17, 2003, the Company entered into an extension agreement whereby both parties agreed to extend the contract to September 17, 2003. For this extension, the Company agreed to issue Microcap 150,000 shares of its common stock. The shares have a one-year hold from the date of issuance. All other terms and conditions from the prior contract remain unchanged

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

         The net sales for the fiscal year ending March 30, 2003 are $2,286,255 compared to $1,379,384 for the fiscal year ending March 30, 2002. The Cost of Goods Sold for the fiscal year ended March 30, 2003 was $730,057, compared to $ 1,457,354 for the fiscal year ending March 30, 2002,for a gross margin of $1,556,198 compared to $ (77,970) for the fiscal year ending March 30, 2002. The net loss for the fiscal year ending March 30, 2003 was $ 29,560,194 compared to $4,585,208 for the fiscal year ending March 30, 2002. Selling and general administrative expenses for the fiscal year ended March 30, 2003 were $244,030 compared to $1,472,575 for the fiscal year ending March 30, 2002.

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

Net Operating Losses

         The Company has accumulated approximately $34,145,406 of net operating loss carryforwards as of March 30, 2003, which may be offset against future taxable income. The carryforwards begin to expire in 2011. The use of these losses to reduce future income taxes will be limited based on Internal Revenue Code Section 382. The Company has reserved a valuation allowance for the deferred tax asset arising from net operating loss carryforwards.

Liquidity and Capital Resources

         Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the fiscal year ending March 30, 2003, the Company raised $ 1,543,246 through the issuance of common stock. The company also received proceeds from debt instruments of $1,171,387. These proceeds were used to finance our continued operations.

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

Business Strategy

         During the past quarter of our fiscal year the Company conducted a review of its business plan and strategy for achieving profitability. The major strategy in the old plan under review was to continue to expand the penetration of BEVsystems products, in the health and performance market for single serve bottled water, in selected territories including Florida, the Mid-Atlantic States, New York, and New Jersey. This old strategy utilized Company owned and funded direct sales force. The plan also called for the Company to manufacture its own products in the Company owned bottling plant located in Clearwater, Florida.

         The review of our old business plan included an assessment of the results of this plan. While we always knew that `Branding' a new product would be expensive, we concluded that expansion of our product into new areas would constantly require additional capital resources and continue to delay profitability. During the past year, our manufacturing plant was operating at less than full capacity, therefore the manufacturing overheads were being allocated to a less than optimum size. Our manufacturing costs were too high, further eroding profits.

         We also examined the strategies of other successful beverage companies. These companies did not employ a direct sales force. Instead, they license their products including the intellectual property, technology, marketing materials and trademarks. The licensees employ their own sales force, and using the materials prepared by the beverage company, sell and distribute the licensor's products. Also the successful beverage companies do not manufacture their own products. They license the rights to manufacture the products to co-packers. Some companies provide the co-packers with their secret formulas. Coca-Cola produces the ingredients that are added back to the purified water produced at the bottler's plant after reverse osmosis removes all of the minerals. Following in this model, BEVsystems' co-packers are required to install the proprietary equipment designed and manufactured by BEVsystems in order to be able to produce Life O2.

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

         The Company is determined to improve its balance sheet. In January, 2003 the directors and the CEO converted, $1,048,000 in debt, into equity. This resulted in decreasing liabilities by $1,048,000 and also increasing equity by $1,048,000. In July of 2003 the directors converted an additional $158,355 of debt into equity.

         Our manufacturing plant in Clearwater, Florida has been shut down is being disposed of. The sale will eliminate the long-term mortgage debt on the plant. Eliminating the manufacturing plant will result in a reduction in our cost of goods sold by over 60%. All of the staff required for the operations of the plant have been laid off. With the reduction in headcount for sales and operations, the administrative overheads have also been reduced. For instance, our annual rent has decreased from $144,000 to approximately $54,000. We have decreased our headcount by 20, reduced salary expense annually by $1,076,920 and benefits an additional $333,560. Disposing of the manufacturing plant will result in an estimated $825,000 reduction in liabilities.

         The Company has recently concluded a co-packing agreement with Water One in Chicago, IL for production of Life 02 in the mid-west, decreasing the cost to manufacture the Company's products by greater than 40%. The savings in production costs will position BEVsystems as a competitive player in the increasingly congested bottled water market.

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

         We have taken great strides in reducing our overhead expenses, improving gross profits by driving down the cost of goods sold, improving margins by out-sourcing manufacturing, and improving our balance sheet by converting debt into equity and disposing of assets that do not generate profits.

Financing Strategy

         BEVsystems announced July 11, 2003 that it reached settlement agreements with six creditors that have judgments against the Company. The Company has reached agreement to satisfy several additional creditors with a combination of cash and/or stock. The Company has made continued progress towards restructuring its business and Balance Sheet.

         The Company has used both cash and stock in negotiating with creditors. Some have converted from debt to equity and many of these agreements call for payouts in restricted shares at significant discounts or payouts over time. The Company used its best efforts to not create significant pressure on its stock by the methodology it employed in these negotiated settlements that have resulted in either the issuance of restricted stock or the issuance of shares on a monthly basis. Some of these issues were covered under a recent S-8 registration statement. This registration statement also included amongst other expenses, future professional fees to the Company's attorneys, out-sourced professional services and other consultants.

2003 / 2004 Brand Development and Marketing:

         BEVsystems plans to utilize endorsements from respected well known athletes and entertainers to gain public awareness of the Life O2 SuperOxygenated bottled water product. Our initial product launch with these celebrities will coincide with the beginning of the fall 2003 NFL football season. We have reached initial agreement with four professional football players that are household names with the San Francisco `49ers, Buffalo Bills, Miami Dolphins, and Washington Redskins. These athletes have agreed to endorse the product, provide memorable quotes, allow their photo with the product to be used in advertising, wear our logos on apparel, visit retail outlets promoting the product, and introduce Life O2 to their teammates.

         For each of the teams, BEVsystems will produce Life O2 with the label and sports closure (cap) in the team colors. Each player that endorses the product will have their own private label product with their picture on the inside of the see-thru label. Each private label product will have its own bar-code (UPC) identifying the product so that we can track royalties earned by the athlete.

         BEVsystems is setting up a separate fund containing BEVsystems' common stock for the athletes. An outside independent group will manage this fund for the athletes.

         During the first week in August Life O2 bottled water was delivered to individual players at the NFL football training camps for the San Francisco `49ers, Buffalo Bills, Miami Dolphins, and Washington Redskins and Atlanta Falcons.

         We have a well thought-out plan for announcing each step of our 2003 / 2004 Brand Development and Marketing Plan. During early September we will be announcing that the water was being consumed by the players in their training camps. Each training camp will be announced separately in Press Releases. We will then follow-up with introducing the player's endorsement.

         BEVsystems is developing a promotional marketing program. In September we will begin negotiations with major retail chains to carry our product in the regions supporting our initial four football teams. The meetings will take place with the active participation of the professional athletes. The marketing program will include a fully developed promotional program for the retail outlet with endorsements from the athletes and in-store Point-of-Purchase .

         With the endorsement of the athletes creating demand for Life O2, the advertising and marketing campaign in place, the retail outlets lined up, we will then begin negotiations for our regional distributors.

Risk Factors and Cautionary Statements

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

         We compete in a new, rapidly evolving and highly competitive and fragmented market. We expect competition to intensify in the future. We cannot assure you that we will be able to compete effectively. We believe that the main competitive factors in the bottled water market are brand recognition, product quality, product placement and availability and cost. We compete in the oxygenated bottled water market with Talking Rain (Airwater), O to Go and a variety of start- ups, and in general with other bottled waters and sports drinks. Many of our large competitors have strong relationships with mass merchandisers and entrenched shelf space commitments. They may be able to leverage their existing relationships to carry alternative oxygenated water offerings. We also expect that other companies may enter our market with better products, greater financial resources or greater brand recognition. We expect our competitors to continue to improve the dissolved oxygen content and shelf life of their current products and introduce new products. To be competitive, we must continue to invest significant resources in research and development, advertising and marketing. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition is likely to result in price reductions, reduced gross margin and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

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

         Our business sells bottled water that is produced by co-packers. While this arrangement will permit us to avoid significant capital expenditures to establish bottling plants of our own, it will expose us to various risks. Our current arrangements do not provide for any capacity reservations or committed delivery times from these co- packers. Since the volumes of Life International's orders have been low to date, Life International has not been adversely affected by the lack of dedicated capacity. If demand for our products increases, we will need committed capacities and pricing. In order to secure committed capacity, we will be required to enter into "take-or-pay" arrangements that commit us to fixed purchase commitments whether or not warranted by our sales. If any of our co-packers were to terminate or fail to renew our arrangements, or should they have difficulties in timely producing oxygenated water for us, our ability to fulfill our commitments to distributors would be adversely affected until we were able to make alternative arrangements, and our business reputation would be adversely affected if any of the co-packers were to produce inferior quality products. To the extent that the co- packers increase their prices, we would in most cases not be able to pass along the increase and our revenues, gross profit and operating income would be adversely affected. In addition, in order to reduce logistics costs, we must establish numerous co-packing relationships with strategically located co-packers. We will need to achieve very large volumes in order to support a geographically diverse co-packer network. Accordingly, our logistics costs are likely to be very high for the foreseeable future.

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

*        easonal reductions in business activity in some parts of the world;

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



Item 7. Financial Statements

         Financial Statements and their footnotes are set forth on pages F-1 through F-34.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


         Accountants have not expressed any disagreeing opinions regarding the Company's treatment of accounting matters.

Item 8A.  Controls and Procedures

         As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of March 31, 2003:

Directors and Executive Officers



Name                    Age           Position
---------------------------------------------------------------

G. Robert Tatum         60            Chief Executive Officer
                                      and Chairman of the Board

Joel Stohlman           39            Senior Vice President
                                      of Sales And Marketing

E. Douglas Cifers       51            Director

James Dale Davidson     53            Director


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

          Joel Stohlman, has held a number of senior management positions including director of US operations with a large multinational corporation. Through his years Joel has worked closely with and maintained relationships with key players in the beverage industry and distribution industry. Through his help of bringing to market a reusable filtered water bottle Joel has gained vast knowledge of water purity and water filtration. Having worked in these various industries Joel has also made contact with highly regarded sports agents.

         E Douglas Cifers, has served as a Director of BEVsystems since the merger with Aqua Clara where he previously was Chairman and Director. Mr. Cifers is President and Publisher of Florida Media, Inc, which publishes 17 statewide magazines and guides reaching more than 2.25 million households. His flagship magazine, 22 year-old Florida Monthly, the largest magazine in Florida with more than 220,000 paid monthly subscribers, has circulation in all 67 Florida counties, all 50 states and 35 foreign countries. Cifers has devoted his entire professional career to publishing after attending schools in North Carolina, Florida and graduating from Wallace College with computer science and journalism degrees. He previously worked in senior media management positions with Thomson Newspapers, Inc., Scripps-Howard Publishing Company, Lesher Newspapers, Inc., and Tribune Publishing Company Guam. He is a former board member of Continental Airlines, PBS Radio at San Diego State University, Make A Wish Foundation, Very Special Arts Florida, Florida Audubon Society, Save the Manatee Club, A Gift For Teaching, The Cris Collinsworth Foundation, and former Chairman of Aqua Clara Bottling & Distribution Inc. He currently sits on the board of Friends of Florida State Parks. The Wall Street Journal, who in 1998 featured him for creating the largest statewide magazine in Florida, refers to him as a `hard-charging entrepreneur with a flair for promotion'. Cifers was named one of the top 100 most influential Floridians by the Orlando Business Journal in 2001 and the Florida Magazine Association(1)s first Publisher of the Year (1996). He is a recipient of the President(1)s Point of Light Award and recognized as a business leader and entrepreneur by the US Small Business Administration and The Service Corps of Retired Executives. A former President of the Society of Professional Journalists and author of two books, Cifers resides in Orlando.

         James Dale Davidson, has served as a Director since inception. Mr. Davidson is a private investor and analyst. He founded Agora, Inc. a worldwide publishing group with offices in Baltimore, London, Dublin, Paris, Johannesburg, Melbourne and other cities, The Hulbert Financial Digest and Strategic Investment. In conjunction with Lord Rees-Mogg, co-editor of Strategic Investment and former editor of the Times of London, he co-authored a series of books on financial markets. Mr. Davidson also is a current or recent director of a number of companies, many of which he founded. They include MIV Therapeutics, GeneMax, New Paradigm Capital (Bermuda), Anatolia Minerals Development Corporation, and Wharekauhau Holdings (New Zealand). In addition, Mr. Davidson is a director of Plasmar, S.A. (La Paz, Bolivia) Martinborough Winery Ltd. (New Zealand) and New World Premium Brands Ltd. (New Zealand). He is the editor of Vantage Point Investment Advisory, a private financial newsletter with a worldwide circulation. Mr. Davidson has a B.A., M.A. in Literature, Oxford University, U.K.

Directors Terms and Compensation

         Mr. Davidson, and any future outside directors will be entitled to director's fees paid in monthly installments. Currently, we have set directors fees for the outside directors at a rate of $60,000 per year. Mr. Douglas Cifers, Chairman of Aqua Clara Bottling & Distribution, Inc. joined our board upon the close of the merger with Aqua Clara.

Code of Ethics

          The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company, attached hereto as Exhibit 99.1.

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

Summary Compensation Table


Name and                    Fiscal                                Other Annual        Common Stock
Principal Position          Year       Salary        Bonus        Compensation           (Value)
-----------------------------------------------------------------------------------------------------
G. Robert Tatum III         2003      125,000
CEO & Chairman

Joel Stohlman               2003       75,000 (1)

James Davidson              2003                                     60,000
Director

Douglas Cifers              2003                                     60,000
Director

(1) Joined Company on July 1, 2003 with annual salary of $75,000. No salary earned in FYE 2003

Employment Agreements

         On March 30, 2001, we entered into an employment agreement with Mr. Tatum (the "Tatum Employment Agreement"). The Tatum Employment Agreement provides for Mr. Tatum's employment as our Chief Executive Officer at a base salary of $125,000 per year, with eligibility to receive an incentive bonus as determined by the Board of Directors. The Tatum Employment Agreements also provide for an automobile allowance of up to $1,000 per month and other employee benefits. The Tatum Employment Agreement provides for an initial term of five years with automatic one-year renewal unless terminated by either the Board of Directors or Mr. Tatum in writing at least 120 days prior to a renewal at the end of the initial term. The Tatum Employment Agreement contains confidentiality and non-compete provisions by Mr. Tatum in our favor. In the event of the termination by the Company of Mr. Tatum, other than for cause, or in the event that Mr. Tatum terminates his employment "for good cause" as defined in the Tatum Employment Agreement, Mr. Tatum will be entitled to $250,000 in severance payments.

         All of the senior management and officers have Employment Agreements with the Company and they participate in the Company's Employee Stock Option Plan.

Stock Option Plan

         We have adopted a Stock Option Plan (the "Option Plan") in order to provide our officers, directors, key employees and consultants an opportunity to acquire a proprietary interest in our company, to encourage them to remain involved with the company, and to attract and retain new employees, consultants and directors. We have reserved 10,000,000 shares of our common stock to issue to participants in the Option Plan. Our board administers the Option Plan, and it is expected to have the authority to delegate its ministerial duties to a committee of the board. The Option Plan administrator will have complete discretion over who will receive option grants, the number of shares in a grant, the status of any granted option as either an incentive stock option or non-statutory option, the vesting schedule for the option grant, and the term for any granted option.

         Each option granted under the Option Plan has a maximum term of ten years, unless the term is shortened because the optionee no longer is associated with us. Options granted under the Option Plan may be exercised only for fully vested shares. The Option Plan administrator will have the authority to determine the fair market value of the stock. The purchase price will be payable immediately upon the exercise of the option. Provision may be made for payment in cash, in outstanding shares of common stock, through a promissory note payable in installments over a period of years or any combination of the foregoing.

         We anticipate that the Option Plan will provide our board with the authority to amend the Option Plan at any time. However, unless the participants consent to the amendment, an amendment cannot adversely affect the participants' rights and obligations with respect to their outstanding options or vested shares. In addition, to be effective, a majority of the holders of our common stock must vote in favor of an amendment to the Option Plan that would (i) modify the class of individuals eligible for participation, (ii) increase the number of shares available for issuance, except in the event of certain changes to our capital structure, or (iii) end the term of the Option Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best knowledge of the Company as of March 31, 2003, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.




Name and Address             Amount and Nature of      Percent
of Beneficial Owner          Beneficial Ownership      of Class(1)

G. Robert Tatum III (1,2)           9,679,417          25.28%
2780 Brickell Ct.
Miami, FL  33131

E. Douglas Cifers (1)               8,705,384          22.74%
102 Drennen Road, Suite 5C
Orlando, FL  32806

James Davidson (1)                  3,752,574           9.80%
321 SO Street, Asaph
Alexandria, VA 22314

All Directors and Executive
Officers as a Group
(3 persons)                        22,137,375          57.83%

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2) Includes exercise of 3,000,000 stock options issued to G. Robert Tatum III.

Item 12. Certain Relationships and Related Transactions

         G. ROBERT TATUM. Financial Partners Network Corporation ("FPN"), a corporation owned 100% by G. Robert Tatum, advanced funds and provided services to the company. A fee of $250,000 was paid for services rendered in connection with acquiring the assets of the beverage division of Life International Products and the first private placement stock offering. FPN also advanced $314,319 for operating expenses incurred by the company. The operating expenses are reflected on the statement of operations in general and administrative expenses. The company entered into a convertible note payable for $262,584 with FPN for repayment of the advances. FPN was repaid $51,735 by the company during the year ended March 31, 2002. The company also purchased $48,603 of equipment from FPN, which is included in due to shareholders at March 31, 2002. In FYE 2003 these notes were sold and/or converted into equity at $.108/share.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K



        (a)   Exhibits

Exhibit No.    Exhibit Name
-------------      ------------

*3.1              Articles of Incorporation and all amendments thereto

*3.2              By-Laws

21.1              Subsidiaries

31.1 Certification by G. Robert Tatum, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by G. Robert Tatum, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
99.1 Code of Ethics and Busienss Conduct for Officers, Directors and Employees of BEVsystems International, Inc.
* Previously filed as Exhibit to Form SB-2

(b) Reports on Form 8-K.

         On February 19, 2003, the Company filed a Form 8-K reporting under Item 4 the replacement of its independent auditor, Gerson, Preston, Robinson & Company, P.A., with Rosenberg Rich Baker Berman & Co. as the new independent auditor for the Company.


        On June 6, 2003, the Company filed a Form 8-K reporting under Item 5 the approval of Board of Directors resolution relocating our principal corporate office from 501 Brickell Key Drive, Suite 407, Miami Florida 33151 to 1315 Cleveland Street, Clearwater, Florida 33755.

         On June 17, 2003, the Company filed a Form 8-K reporting under Item 4 the termination of its independent auditor, Rosenberg Rich Baker Berman & Co. and the engagement of Massella Rounbus LLP as its principal independent auditor.

Item 14.  Principal Accountant Fees and Services

Audit Fees

         For the Company's fiscal year ended March 31, 2003, we were billed approximately $24,395 for professional services rendered for the audit of our financial statements. We also were billed approximately $31,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: September 9, 2003                BEVSYSTEMS INTERNATIONAL, INC.




                                      By: /s/ G. Robert Tatum
                                      ------------------------
                                      G. Robert Tatum
                                      President/C.E.O.

             [GERSON, PRESTON, ROBINSON & COMPANY, P.A. LETTERHEAD]

Board of Directors and Shareholders
BEVsystems International, Inc. and Subsidiaries Miami, Florida

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of BEVsystems International, Inc. and Subsidiaries as of March 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BEVsystems International, Inc. and Subsidiaries as of March 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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





                          /s/Gerson, Preston, Robinson & Company, P.A.
September 8, 2003
Miami Beach, Florida      CERTIFIED PUBLIC ACCOUNTANTS

                              Financial Statements

                         BEVsystems International, Inc.
                                And Subsidiaries

                        For the Year Ended March 31, 2003



CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet at March 29, 2003                                       F-1 to F-2

         Consolidated Statement of Operations
           for the years ended March 29, 2003 and March 30, 2002                                F-3

         Consolidated Statement of Changes in Shareholders' Deficiency
           for the years ended March 29, 2003 and March 30, 2002                                F-4

         Consolidated Statement of Cash Flows
           for the years ended March 29, 2003 and March 30, 2002                            F-5 to F-6

         Notes to Consolidated Financial Statements                                         F-7 to F-34

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders:
BEVsystems International, Inc.
Miami, Florida

We have audited the accompanying consolidated balance sheet of BEVsystems International, Inc. and Subsidiaries (the "Company") as of March 29, 2003 and the related consolidated statement of operations, shareholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as discussed in the following paragraphs, we conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects the financial position of BEVsystems International, Inc. and Subsidiaries as of March 29, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring consolidated losses from operations, negative cash flows from operating activities, negative working capital and has a shareholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the year ended March 30, 2002 were audited by another independent auditor whose report dated July 8, 2002 expressed a qualified opinion on those statements, as a result of a going concern contingency.




MASSELLA ROUMBOS LLP
Syosset, New York
September 8, 2003

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 29, 2003



                                     ASSETS





Current assets:
     Cash and cash equivalents                        $                   360
     Accounts receivable, net                                               -
     Marketable securities                                              5,500
                                                      -----------------------

        Total current assets                                            5,636

Property and equipment, net                                         1,003,363
                                                      -----------------------

        Total assets                                  $             1,008,999
                                                      =======================



                The accompanying notes and independent auditors'
           report should be read in conjunction with the consolidated financial statements.

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 29, 2003

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY



Current liabilities:
     Accounts payable                                                                   $             1,665,132
     Accrued expenses                                                                                 2,157,527
     Convertible notes payable                                                                          785,000
     Notes payable secured by assets                                                                    778,873
     Deferred revenue                                                                                    94,170
                                                                                        ------------------------

         Total current liabilities                                                                    5,480,702
                                                                                        ------------------------


Commitments and contingencies

Shareholders' deficiency:
     Preferred stock; no par value; 5,000,000 shares authorized; 100 shares issued and outstanding; nonvoting and convertible
        into 874 shares of common stock                                                                  74,601
     Common stock; $.0001 par value; 650,000,000 shares authorized;
       11,311,272 issued and outstanding and                                                              1,132
Additional paid-in capital                                                                           28,881,491
     Deferred consulting services                                                                      (629,067)
     Accumulated deficit                                                                            (32,799,860)
                                                                                        ------------------------

              Total shareholders' deficiency                                                         (4,471,703)
                                                                                        ------------------------

         Total liabilities and shareholders' deficiency                                 $              1,008,999
                                                                                        ========================


                The accompanying notes and independent auditors'
           report should be read in conjunction with the consolidated financial statements.

                 BEVSYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED MARCH 29, 2003 AND MARCH 30, 2002

                                                                                  2003                       2002
                                                                              -------------              ------------
Net revenues                                                                  $  2,286,255              $  1,379,384

Cost of goods sold                                                                 730,057                 1,457,354
                                                                              -------------              ------------

Gross profit (loss)                                                              1,556,108                   (77,970)

Operating expenses:
    Selling and marketing                                                          244,030                 1,472,575
    General and administrative                                                   8,305,479                 2,930,358
                                                                              -------------              ------------
             Total operating expenses                                            8,549,509                 4,402,933
                                                                              -------------              ------------

Loss before other income (expense)                                              (6,993,311)               (4,480,903)

Other income (expense):
     Interest and financing expense                                               (711,314)                 (104,305)

     Impairment loss on repossessed/foreclosed fixed assets                       (176,192)                        -
     Impairment loss on fixed assets                                              (569,523)                        -
     Other income                                                                    8,748                         -
     Other expense                                                                (331,804)                        -
     Settlements                                                                (1,328,224)

     Asset impairment                                                          (18,912,627)                        -
                                                                              -------------              ------------
              Total other income (expense)                                     (21,221,341)                 (104,305)
                                                                              -------------              ------------

Net loss from operations                                                      $(28,214,341)              $(4,585,208)
                                                                              -------------              ------------
Basic loss per common share                                                   $     (14.38)              $    (39.36)
                                                                              =============              ============



Weighted average common shared outstanding                                       1,961,739                   116,498
                                                                              =============              ============

                The accompanying notes and independent auditors'
           report should be read in conjunction with the consolidated financial statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED MARCH 29, 2003

                                                      Common Stock
                                                    .001 par value
                                            Number of                Additional     Preferred  Unearned   Accumulated
                                            Shares       Amount      Paid-in Capital   Stock    Services    Deficit         Total
                                               -------------------------------------------------------------------------------------
Issuance of Common stock to founders            35,150         4     $   41,996          -              -            -   $   42,000

Issuance of common stock and warrants in
various private placements,  net issuance
costs                                           41,733         4      2,484,996          -              -            -    2,485,000

Issuance of common stock and warrants for
the acquisition of Life International           74,558         7      4,899,864          -              -            -    4,899,871

Common stock issued for services                   110         -          7,200          -              -            -        7,200

Warrants exercised                                 609         -         40,000          -              -            -       40,000

Issuance of options in connection with
convertible note payable                             -         -         73,800          -              -            -       73,800

Issuance of stock and warrants for the
acquisition of Acqua Clara                      39,996         4     12,037,640     74,601              -            -   12,112,245


Net loss for year ended March 30, 2002               -         -              -          -              -   (4,585,208)  (4,585,208)

                                               --------- --------   -----------  -----------  -----------  -----------  -----------
Balance at March 30, 2002                      192,156    $   19    $19,585,496   $ 74,601              -  $(4,585,208) $15,074,908
                                               --------- --------   -----------  -----------  -----------  -----------  -----------
Common stock issued for services               818,766        82      3,758,873          -     (1,243,468)           -    2,151,487

Common stock issued upon conversion of debt  9,968,021       997     1,493,,995          -              -            -    1,494,992

Common stock issued for satisfaction of
trade payables                                  29,232         3        732,445          -              -            -      732,448

Common stock issued for officer and director
compensation                                   104,478        10      1,616,906          -              -            -    1,616,916

Sale of common stock                             5,921         1         71,052          -              -            -       71,053

Common stock issued for reimbursements to
employees                                       15,000         2         11,996          -              -            -       11,998

Exercise of warrants                           173,198        17      1,601,729          -              -            -    1,601,746

Exercise of options                              4,500         1          8,999          -              -            -        9,000
Amortization of unearned services                    -         -              -          -        614,401            -      614,401
Issuance of warrants in connection of debt
settlements                                          -         -         89,691          -              -            -       89,691
Issuance of warrants in connection with
convertible notes payable                            -         -        727,920          -              -            -      727,920
Issuance of warrants in connection with
consulting agreements                                -         -        342,540          -              -            -      342,540

Net loss for year ended March 30, 2003               -         -              -          -              -  (28,284,339) (28,284,339)

                                          ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balance at March 29, 2003                   11,311,272    $1,132    $28,993,573    $74,601      $(629,067) (32,869,547) $(4,429,309)
                                          ============ ============ ============ ============ ============ ============ ============

                The accompanying notes and independent auditors'
           report should be read in conjunction with the consolidated financial statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 29, 2003 AND MARCH 30, 2002
                                                                                      2003                2002
                                                                                -----------------   ---------------
Cash flows from operating activities:
  Net loss                                                                      $     (29,560,198)  $    (4,585,208)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                                        181,668            50,418
      Allowance for bad debt expense                                                       66,508                 -
      Amortization of debt discount                                                        22,550            51,250
      Amortization of unearned services                                                   614,401                 -
      Asset impairment charges                                                         18,858,837                 -
      Issuance of common stock for services                                             5,255,167             7,200
      Issuance of warrants in connection with extension of note payable                 1,267,702                 -
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable                                           39,635           (83,562)
      Decrease (increase) in inventory                                                     66,184           (29,045)
      Decrease (increase) in prepaid expenses and other current assets                    101,666           (94,269)
      Increase in accounts payable and accrued expenses                                   930,221         1,855,261
      Decrease (increase) in deposits                                                    (400,000)          400,000
      Increase in deferred revenue                                                         94,170                 -
                                                                                -----------------   ---------------

        Net cash used in operating activities                                          (2,461,489)       (2,427,955)
                                                                                ------------------  ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                                   (10,833)         (186,604)
     Acquisition of Life International                                                          -        (1,020,000)
     Cash from Aqua Clara Bottling & Distribution, Inc. acquisition                             -             6,559
                                                                                -----------------   ---------------

        Net cash used in investing activities                                             (10,833)       (1,200,045)
                                                                                ------------------  ---------------

Cash flows from financing activities:
     Proceeds from notes payable and shareholder advances                                 416,387         1,069,296
     Sale of common stock                                                                  71,053         2,252,000
     Repayments of  notes payable                                                        (330,524)                -
     Proceeds from issuance of convertible notes payable                                  755,000                 -
     Proceeds from exercise of stock options                                                9,000                 -
     Net proceeds from exercise of warrants                                             1,543,246            40,000
                                                                                -----------------   ---------------

        Net cash provided by financing activities                                       2,464,162         3,636,296
                                                                                -----------------   ---------------

Net (decrease) increase in cash and cash equivalents                                       (8,160)            8,296

Cash and cash equivalents, beginning of year                                                8,296                 -
                                                                                -----------------   ---------------

Cash and cash equivalents, end of year                                          $             136   $         8,296
                                                                                =================   ===============

                     The accompanying notes and independent
             auditors' report should be read in conjunction with the
                        consolidated financial statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE YEARS ENDED MARCH 29, 2003 AND MARCH 30, 2002 (cont'd)

Supplemental disclosure of non-cash information:

     Cash paid during the year for:
           Interest                                                             $          11,434   $        12,082
                                                                                =================   ===============
           Income taxes                                                         $               -   $             -
                                                                                =================   ===============

Schedule of non-cash investing and financing activities:

     Stock and warrants issued in connection with
        the acquisition of Life International                                   $               -   $     4,899,871
                                                                                =================   ===============

     Warrants issued in connection with convertible
        notes payable                                                           $               -   $        73,800
                                                                                =================   ===============

     Stock and warrants issued in connection with the
       acquisition of Aqua Clara Bottling & Distribution, Inc.                  $               -   $    12,112,245
                                                                                =================   ===============

     Equipment acquired under shareholder loan                                  $               -   $        48,603
                                                                                =================   ===============

     Issuance of common stock for services                                      $       1,243,468   $             -
                                                                                =================   ===============

     Stock issued in connection with the settlement of trade payables           $         732,448   $             -
                                                                                =================   ===============

     Stock issued in connection with settlement of accrued expenses             $       1,628,916   $             -
                                                                                =================   ===============

     Stock issued in connection with conversion of notes payable                $       1,522,079   $             -
                                                                                =================   ===============



                The accompanying notes and independent auditors'
           report should be read in conjunction with the consolidated financial statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003

NOTE 1   -       ORGANIZATION, HISTORY AND NATURE OF BUSINESS

          BEVsystems International, Inc. and Subsidiaries (collectively the "Company") is a provider of oxygenated water. The Company's fiscal year ends on the Saturday nearest to March 31.

          On July 12, 2001, the Company acquired the net assets of the beverage division of Life International, a provider of oxygenated water. The net assets included oxygenation equipment, bottles, proprietary seals, marketing materials, office equipment, trademarks, patent rights and other intangible assets (see Note 4). On February 25, 2002, the
          Company consummated a merger with Aqua Clara Bottling and Distribution, Inc. and Subsidiary (see Note 4).

          The   Company   distributes   its   products   primarily   through  an
          international distribution network.

NOTE 2    -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Principals of consolidation

          The financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     b)   Cash and cash equivalents

          The Company maintains cash balances in several banks. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's accounts may, at times, exceed the federally insured limits. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity dates of three months or less to be cash equivalents.

     c)   Accounts Receivable

          The Company utilizes the allowance method for recognizing the collectibility of its accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of March 29, 2003, an allowance of $ was deemed necessary by management.

     d)    Marketable Securities

Marketable securities, which consist of equity securities, have been categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Marketable securities available for current operations are classified as current assets. Unrealized holding gains and losses, net of applicable deferred taxes are included as a component of shareholders equity until realized. For the year ended March 29, 2003, the unrealized gain on marketable securities was diminimus. For purposes of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification.

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003

NOTE 2    -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


     e)   Long-Lived Assets

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

     g)   Intangible assets

          Intangible assets consisted of goodwill, process technology, trademarks and customer relations. The capitalized costs of the assets were based on their current market value at the time of the acquisition. Goodwill was not amortized. All other intangible assets were deemed to have indefinite useful lives because they were expected to generate cash flows indefinitely and were, therefore, not amortized.

     h)   Revenue Recognition

          The Company's revenues are derived principally from the sale of oxygenated beverages. Revenues are recognized upon delivery of the product to the customers. Revenue recognized during the year ended March 30, 2002 has been reduced for recalled water. (See Note 14). Upon delivery, the Company has no further obligations.

     i)   Income taxes

          The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences. Accordingly, deferred tax assets and liabilities are determined based on the differences between the financial statement amounts and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal and state income tax reporting purposes.

                 BEVSYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED MARCH 29, 2003

NOTE 2    -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     j)   Loss per common share

          Loss per common share is computed pursuant to Financial Accounting Standards Board, SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.

     k)   Use of estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     l)   Advertising costs

          All costs related to advertising are expensed in the period  incurred.

     m)   Research and Development

          Research and development costs are expensed as incurred.

     n)   Web-site Technology and Content

          Technology and content costs consist principally of payroll and related costs for development, editorial systems, consultants and costs of acquired content for the Company's website. Technology and content costs related to planning, development and acquisition of content and operations of the Company's website are expensed as incurred and included in selling, general and administrative expenses. Costs to acquire or develop both hardware and software needed to operate the site are capitalized and depreciated over estimated useful lives.

     o)   Fair value of financial instruments

          The Company's financial instruments, primarily consisting of cash, accounts receivable, accounts payable, accrued expenses and debt, the financial instruments approximate fair value due to their short-term nature or interest rates that approximate market.

     p)   Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

                 BEVSYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED MARCH 29, 2003

NOTE 3   -       GOING CONCERN

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a shareholder's deficit. At March 29, 2003, the Company's accumulated deficit was $32,869,547 and its working capital deficiency was $5,378,791. For the years ended March 29, 2003 and March 30, 2002, the Company had a net loss from operations of $28,284,339 and $4,585,208, respectively. In addition, the Company is in default of its debt agreement for nonpayment and certain debtors have filed actions against the Company, including foreclosing property. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

          The Company has initiated several actions to generate working capital and improve operating performances, including equity and debt financing, cost reduction measures, renegotiating and settling certain liabilities and redefining its business and marketing strategy. However, there can be no assurance that it will be able to increase revenues or to raise additional capital.

          The financial statements do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NOTE 4   -       ACQUISITIONS

          LIFE INTERNATIONAL

          Effective July 12, 2001, the Company consummated a merger with Life International, an oxygenated beverage company. Pursuant to the merger, the Company issued 57,894 shares of common stock to Life International and 16,664 warrants for additional shares. The warrants were exercised prior to March 30, 2002 and provided Life International with a 49% ownership in the Company. There was no cost to exercise the warrants and they had no expiration date. The stocks and warrants were assigned a value of $4,899,871, based on the sales price of common stock sold by the Company in two separate identically priced private placements which occurred before and after the acquisition.

          The merger was accounted for using the purchase method of accounting. The Company determined the purchase price to be $5,913,490, which consisted of a cash payment of $1,020,000, the value of the shares and warrants of $4,899,871, less the net assets of $6,381, which consisted of $96,381 of fixed assets, less liabilities assumed of $90,000. The purchase price in excess of net assets was allocated as follows:

                           DESCRIPTION                     AMOUNT

                           Customer relations              $    400,000
                           Process technology                 3,887,000
                           Trademarks                           830,000
                           Goodwill                             796,490
                                                            ------------
                                                           $  5,913,490

NOTE 4   -       ACQUISITIONS (Cont'd)

          The Company obtained an independent valuation of the assets of Life International in order to determine the fair value of the assets purchased at July 12, 2001. Subsequent to the purchase, the Company obtained additional independent valuations of the assets and determined that the above assets were impaired. Based upon the independent valuations, the Company has recorded a one-time non-cash charge of $5,913,490 to write off the carrying value of its intangible assets at March 29, 2003. In calculating the impairment charge for goodwill of $796,490 recorded during the second quarter of fiscal 2003, the fair value was estimated using quoted market prices. The amount of the impairment primarily reflects the decline in the Company's stock price since the acquisition of the goodwill. In calculating the impairment charge for the remaining intangible assets of $5,117,000 recorded during the fourth quarter of fiscal 2003, the fair value was estimated using the discounted cash flow method. The amount of the impairment primarily reflects the Company's insolvency, the cessation of production, and the fact that the Company is not currently producing significant revenues to cover its cost of operations and continue as a going concern.

          AQUA CLARA BOTTLING & DISTRIBUTION, INC.

          Effective February 25, 2002, the Company consummated a merger with Aqua Clara Bottling & Distribution, Inc. and Subsidiary (Aqua Clara), an oxygenated beverage company. The merger was accounted for as a reverse merger using the purchase method of accounting. Accordingly, the acquisition has been treated as an acquisition of Aqua Clara by BEVsystems International, Inc. ("BEVsystems") and as a recapitalization of BEVsystems. As a result, the assets and liabilities of BEVsystems are recorded at historical values and the assets and liabilities of Aqua Clara are recorded at their estimated fair value at the date of the merger. As a result, the Company recorded an additional 39,996 shares of common stock, 100 shares of preferred stock (valued as if converted to 874 shares of common stock) and options to purchase 25,884 shares of common stock.


NOTE 4   -    ACQUISITIONS (cont'd)

          The Company determined the purchase price to be $13,831,661, which consisted of the value assigned to the stocks and options of $14,685,806, based on the closing price of the stock of $1.10 per share on February 25, 2002, the closing date of the transaction, less the estimated proceeds from the exercise of the options of $2,573,561, plus the net liabilities assumed of $1,719,416. The net liabilities assumed consisted of cash of $6,559, accounts receivable of $22,581, inventory of $37,139, other assets of $5,891 less liabilities assumed of $1,791,586. The purchase was allocated as follows:


          DESCRIPTION                                      AMOUNT

          Land                                             $       90,000
          Building                                                784,454
          Equipment                                               757,665
          Goodwill                                             11,149,542
          Trademarks                                              910,000
          Customer relations                                      140,000
                                                           --------------
                                                           $   13,831,661

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003

NOTE 4   -    ACQUISITIONS (cont'd)

         The Company obtained an independent valuation of the assets of Aqua Clara in order to determine the fair value of the assets purchased at February 25, 2002. Subsequent to the purchase, the Company obtained additional independent valuations of the assets and determined that the above assets were impaired. Based upon the valuations, the Company recorded a one-time non-cash charge of $13,831,661 to write off the carrying value of its intangible assets. In calculating the impairment charge for goodwill of $11,149,542 recorded during the second quarter of fiscal 2003, the fair value was estimated using quoted market prices. The amount of the impairment primarily reflects the decline in the Company's stock price since the acquisition of the goodwill. In calculating the impairment charge for the remaining intangible assets of $2,682,119 recorded during the fourth quarter of fiscal 2003, the fair value was estimated using the discounted cash flow method. The amount of the impairment primarily reflects the Company's insolvency, the cessation of production, and the fact that the Company is not currently producing significant revenues to cover its cost of operations and continue as a going concern.


NOTE 5   -    PROPERTY AND EQUIPMENT


          The property and equipment consists of the following at March 29, 2003:


                                              Useful Lives
                                            --------------

        Machinery and equipment                    7 years   $  80,148
        Building                                         -     690,500
        Computer and office equipment         5 to 7 years     124,008
        Land                                           N/A      90,000
                                                             ----------
                                                               984,656
        Less: accumulated depreciation                         (35,173)
                                                             ----------
                                                             $ 949,483
                                                             ----------

         Total depreciation expense for the years ended March 29, 2003 and March 30, 2002 was $181,668 and $50,418, respectively.

         During the year ended March 29, 2003, the Company revised its business plan to concentrate its sales efforts on licensing its proprietary technology to co-packers and to license its products to distributors. In implementing this strategy, the Company eliminated its entire sales force and is in negotiation with additional co-packers to produce its products. In addition, the Company's manufacturing plant in Clearwater Florida was shut down and is being disposed of.

         The building and land related to the plant had a net book value of $834,011 at March 29, 2003. In September 2003, the Company accepted a bid for the manufacturing plant and land for $850,000. As such, the plant and land have been written down to their fair value of $850,000 less estimated costs of sale of $69,500 at March 29, 2003.

         In connection with the plant shutdown, cessation of production and nonpayment of amounts owed under leases, secured debt and mortgages, the majority of the Company's property and equipment have been repossessed, foreclosed on, donated or otherwise abandoned. Such property and equipment consists of machinery and processing equipment, transportation equipment - pledged, computer and office equipment. These assets had a net book value of $821,174 at March 29, 2003 and were deemed to have fair value of $75,000 at March 29, 2003.

         The impairment loss due to the write-down to fair value of $799,685 is included in other income (expense) on the accompanying consolidated statements of operations for the year ended March 29, 2003.

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 6    -   ACCRUED EXPENSES

          Accrued expenses consisted of the following at March 29, 2003:



              Payroll and related costs                      $    767,554
              Settlements                                         765,559
              Other                                               455,135
              Interest                                            137,990
              Professional fees                                   154,132
              Directors fees                                       40,000
                                                             --------------
                                                             $  2,320,370


NOTE 7    -   CONVERTIBLE NOTES PAYABLE

          On October 22, 2001, the Company entered into a series of three convertible promissory notes with Financial Partners Network Corporation in the amount of $100,000, $100,000 and $62,584. The notes were due April 22, 2002 and had an interest rate of 10.5% per year. The notes were convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On January 21, 2003, all three notes, inclusive of accrued interest of $34,464 were converted into 1,710,753 shares of the Company's common stock at a rate of $0.108 per share. The Company also granted warrants to Financial Partners Network Corporation to purchase 2,198 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 10, 2006. In lieu of exercising the warrant by paying the per share warrant price, the holder may execute a cashless exercise in accordance with the formula set forth in the warrant agreement.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003

          On November 5, 2001, the Company entered into a $100,000 convertible promissory note with F. Howard Walsh, Jr. The note was due November 5, 2002 and had an interest rate of 10.5% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The note, including accrued interest, was converted into 837 shares of the Company's common stock. The Company also granted warrants to F. Howard Walsh, Jr. to purchase 609 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004. The warrants were exercised on January 24, 2003 for a total of $40,000.

          On November 15, 2001, the Company entered into a $200,000 convertible promissory note with Robert & Elaine Tatum. The note was due May 15, 2002 and had an interest rate of 10.5% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On January 21, 2003, the note, including accrued interest of $24,500 was converted into 3,571,424 shares of the Company's common stock at a rate of $0.108 per share.

          On December 21, 2001, the Company entered into a $20,000 convertible promissory note with Antony DaCruz. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the
          Company  issues   additional   shares  of  its  common  stock  without
          consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $2,652 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to Antony DaCruz to purchase 122 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004.

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 7    -   CONVERTIBLE NOTE PAYABLE (cont'd)

          In April 2002, the Company entered into several convertible promissory notes with several investors for a total value of $200,000. The notes are due April 30, 2003 and have an interest rate of 12%. The notes are convertible, at the option of the holders, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. During the year ended March 29, 2003, one investor converted his note into 1,755 shares of the Company's common stock. The balance of the notes were $150,000 at March 29, 2003. Accrued interest of $16,967 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted these investors warrants to purchase a total of 3,500 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading days immediately prior to the funding date. The warrants are callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrants expire on April 30, 2005.

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 7    -   CONVERTIBLE NOTE PAYABLE (cont'd)

          On May 15, 2002, the Company entered into an $80,000 convertible promissory note with Douglas and Kristen Cifers. The note was due August 15, 2002 and had an interest rate of 12.0% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the funding date. The conversion price was subject to adjustment. On January 21, 2003, the note, including accrued interest of $6,180, was converted into 4,440,044shares of the Company's common stock at a rate of $0.108 per share. The Company also granted warrants to Douglas and Kristen Cifers to purchase 1,200 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five day average closing price prior to the funding date. The warrant expires on April 30, 2005.

          On June 4, 2002, the Company entered into a $100,000 convertible promissory note with an investor. The note is due June 30, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $9,867 is included in accrued expenses in the accompanying consolidated balance sheet.

          On June 27, 2002, the Company entered into a $50,000 convertible promissory note with an investor. The note is due April 30, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $4,550 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to this investor to purchase 750 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five day average closing price prior to the funding date. The warrant expires on April 30, 2005.

          On July 5, 2002, the Company entered into a $250,000 convertible promissory note with Crescent International, Ltd. The note is due July 5, 2003 and does not bear interest, except in the case of default. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the 5 day closing bid prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) $60. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The conversion price is also subject to adjustment so that the number of shares into which the note is converted does not exceed the number of shares such that, when aggregated with all other shares of common stock then beneficially or deemed beneficially owned by the holder, would result in the holder owning more than 9.999% of all such shares of common stock as would be outstanding on the conversion date. The balance of the note at March 31, 2003 was $250,000. In August 2003, $30,000 of the note was

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 7    -   CONVERTIBLE NOTES PAYABLE (cont'd)


          converted into 500,000 shares of the Company's common stock. The Company also granted warrants to Crescent International, Ltd. to purchase 1,667 shares of the Company's common stock at an exercise price equal to the closing bid price of the Company's common stock on the day Crescent International, Ltd. wired the funds for the convertible note, which was agreed to be $72.00 per share. The warrant is callable at the Company's option, provided that the closing bid prices for the five days preceding the date the Company exercises such option exceeds 140% of the warrant exercise price and that an effective registration statement is in place.

          On August 4, 2002, the Company executed a $75,000 convertible promissory note to Joseph Canouse bearing interest at 10% per annum with principal and all accrued interest payable in full on March 4, 2003. The note is secured by 250 shares of the Company's common stock. The holder of the note is entitled, at its option, to convert at any time, the principal amount of the note and accrued interest at a conversion price equal to the latest five-day average of the closing bid price of the Company's common stock into such shares of the Company's common stock. The shares to be issued pursuant to this note shall contain unlimited piggyback registration rights. Any overdue payment of principal on the note shall bear interest at 15% per annum until paid. On February 5, 2003, the Company issued 250 shares of its common stock in consideration for extending the maturity date of the note. Accrued interest of $3,750 is included in accrued expenses in the accompanying consolidated balance sheet.

          The proceeds from the issuance of the convertible notes payable with the warrants were allocated between the warrants and the notes payable, based on their relative fair values at the time of issuance. The fair value of the warrants on the grant date was calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid-in capital and as prepaid costs - convertible debentures, which is being amortized to interest expense over the term of the notes.

NOTE 8     - NOTES PAYABLE SECURED BY ASSETS

          On July 31, 2002, the Company refinanced their manufacturing plant located in Clearwater, Florida. The amount of the mortgage note totaled $420,000. The mortgage note is secured by the underlying building and land. The note was due in monthly installments of principal and interest through 2032 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. The interest rate is also subject to adjustment to the maximum amount permitted under Florida law should the Company default under the note. The Company is currently in default of the mortgage note and, therefore, the interest rate has been adjusted to 18.00% in accordance with the note. Due to the default, the mortgage is now currently due and has been reclassified as a current liability. At March 29, 2003, the outstanding principal balance was $419,806. Accrued interest of $36,372 is included in accrued expenses in the accompanying consolidated balance sheet.


          In May 2002, the Company entered into an agreement with Brickell Bay Capital Fund, LLC ("Brickell Bay") to extend the maturity date of its $300,000 convertible promissory note to October 4, 2002. As part of the agreement, the Company was required to pay past due interest

                 BEVSYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 8     -NOTES PAYABLE  - SECURED BY ASSETS (cont'd)

          totaling $18,375 and issue warrants to purchase 2,511 shares of the Company's common stock at an exercise price of $65.99 per share. Accrued interest of $15,750 is included in accrued expenses in the accompanying consolidated balance sheet. On May 30, 2002, Brickell Bay exercised warrants relating to a previous agreement to purchase 2,511 shares of the Company's common stock for a total consideration of $165,706. In addition, on April 4, 2002, the Company entered into a Collateral Assignment of Rents, Leases and Profits ("Collateral Assignment") with Brickell Bay whereby the Company's manufacturing plant in Clearwater, Florida and land was assigned to Brickell Bay as collateral for the $300,000 note. In June 2003, Brickell Bay filed a foreclosure action against the Company for nonpayment (See Note 14). The balance due to Brickell Bay has been included in notes payable - secured by assets.


NOTE 9    -   STOCKHOLDERS' DEFICIENCY

          Reverse Stock Split: On January 2, 2003, the Board of Directors authorized a 200:1 reverse stock split. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for March 29, 2003 and March 30, 2002 have been restated to reflect the reverse stock split.

          Change in Domestication and Common Stock:

          On October 21, 2002, at a special meeting of the shareholders, the holders of a majority of the shares entitled to vote adopted the Board of Directors' recommendation that the Company change its domicile from Colorado to Florida. The Company subsequently filed a Certificate of Domestication with the state of Florida, and a withdrawal of its authority in Colorado, resulting in the Company becoming a Florida corporation.

          As a result of the shareholder's adoption of the recommendation of the Board of Directors at the October 21, 2002 meeting, the number of authorized common shares were increased from 100,000,000 to 650,000,000, with a par value of $.0001 per share.

          In connection with the acquisition of Aqua Clara, all shares of common stock outstanding prior to the acquisition date were exchanged at the ratio of 1.6738 per share. All shares of common stock and prices have been restated in the accompanying consolidated financial statements and notes.

          Private Placement:

          In July 2001, the Company completed a private placement of $1,787,500, consisting of 27,199 shares of the Company's common stock at $66 per share and 27,199 warrants, exercisable at $132 and expiring on May 1, 2003. The options had no value using the Black-Scholes Option Pricing Model.

          In December 2001, the Company raised an additional $247,500 through a private placement of 3,766 shares of common stock at $66 per share.

          In February 2002, the Company raised an additional $965,000 through a private placement of

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 9    -   STOCKHOLDERS' DEFICIENCY (cont'd)

          10,768 shares of common stock at $90 per share.

          The issuance costs associated with these private placements were $515,000 and is reflected in the net proceeds.

          Issuance of Warrants:

          In May 2002, the Company granted warrants to purchase 1,500 shares of the Company's common stock at an exercise price equal to the average of the lowest closing 3 day trading prices during the 5 trading days immediately prior to the exercise date, discounted by 25%. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the 5-day average closing price prior to the warrant issue date. The warrants have a term of three years. The Company has valued the warrants using the Black-Scholes pricing model. The value of the warrants has been expensed.

          Issuance of Warrants for Settlement of Debt:

          The Company was indebted to Triumph Global Securities, Ltd. for financial consulting and advisory services in the amount of $50,000. The Company entered into an agreement to settle the amount owed for these services and on October 28, 2002, the Company issued warrants to Triumph Global Securities, Ltd. to purchase 12,500 shares of the Company's common stock at an exercise price of $8 per share. The warrants have a term of five years. The Company has valued the warrants at $53,670 using the Black-Scholes pricing model. The value of the warrants has been expensed.

          Issuance of Common Stock for Settlement of Debt:

          In April 2002, the Company issued 125 shares of its common stock in settlement of debt.

          In January 2003, the Company entered into an agreement with the Chief Executive Officer and his spouse, Kristen & Douglas Cifers and
          Financial Partners Network Corporation whereby the Company issued a total of 9,722,222 shares of its restricted common stock to such shareholders in satisfaction of all debt, convertible notes, security interest and other equity owed to the shareholders by the Company, which aggregated approximatley $1,050,000.

          Issuance of Common Stock and Warrants for Consulting Services:

          In January 2002, the Company issued 110 shares of common stock for services rendered. The Company recorded $7,200 of expense during the year ended March 30, 2002.

          In March 2002, the Company entered into a one-year agreement with a consultant for services to be provided. The Company agreed to issue the consultant 500 shares of its common stock each month. In addition, the Company agreed to pay the consultant up to $600,000 of its common stock over the term of the agreement. The Company also agreed to grant the consultant the right to purchase 3,000 shares of its common stock at a price of $80 per share during the term of the

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003

NOTE 9      -     STOCKHOLDERS' DEFICIENCY (cont'd)

          agreement. The consultant is also entitled to receive additional compensation for other services provided, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the consultant the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. In April 2002, the consultant exercised her right to purchase 500 shares of the Company's common stock at a 40% discount.

         In March 2002, the Company entered into a one-year agreement with a consulting firm for services to be provided. The Company agreed to issue the firm 500 shares of its common stock each month. In addition, the Company agreed to pay the firm up to $600,000 of its common stock over the term of the agreement. The Company also agreed to grant the firm the right to purchase 3,000 shares of its common stock at a price of $80 per share during the term of the agreement. The firm is also entitled to receive additional compensation for other services provided, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the firm the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. On January 15, 2003, the Company entered into another agreement with the same consulting firm for a period of six months. The Company agreed to pay the firm an amount of common stock in an amount not less than 7.00% of the fully diluted post recapitalization shares of the Company. The firm was issued 718,553 common shares valued at $1,221,540 under this agreement, which is being expensed over the term of the agreement. The firm is also entitled to receive additional compensation upon the occurrence of certain events, as defined in the agreement.

         In March 2002, the Company entered into a six-month consulting agreement with Phoenix Capital Partners for services to be provided. The agreement automatically renewed on a month-to-month basis. During the year ended March 29, 2003, this contract was terminated. The Company was required to pay a monthly retainer of $3,750. In addition, the Company agreed to pay the consultant an amount not less than 2.9% of the Company's fully diluted shares of common stock. The Company also agreed to issue the consultant a warrant to purchase an additional 2.9% of the Company's fully diluted shares of common stock, exercisable for five years, at an exercise price of $1.00. Should the agreement be terminated prior to the end of its term, the compensation vests pro-rata. In addition to any amounts payable to the consultant noted above, the consultant shall also be paid additional compensation in connection with certain transactions and events as defined in the agreement. The Company issued 8,440 shares of its common stock, valued at $354,456 in connection with the agreement during the year ended March 29, 2003.

         In April 2002, the Company entered into a consulting agreement with Douglas Cifers, a current shareholder of the Company, whereby the consultant agreed to serve as a member of the Board of Directors of the Company and assist the Company in increasing shareholders equity. The consultant is to provide services to the Company for as long as he is a duly elected member of the Board of Directors. Compensation is $5,000 per month and the consultant is eligible to earn a bonus equal to one percent of net increases in shareholder equity, measured by market capitalization, as defined in the agreement. The bonus is payable 10% in cash and 90% in the Company's common stock. In September 2002, a new agreement was entered into.

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 9      -   STOCKHOLDERS' DEFICIENCY (cont'd)

         In April 2002, the Company issued 148 shares of its common stock to a consultant for services to be provided, valued at $23,680. The common stock was valued at $160 per share.

         In April 2002, the Company issued 109 shares of its common stock to a consultant for services to be provided, valued at $17,440. The common stock was valued at $160 per share.

         In April 2002, the Company issued 150 shares of its common stock to a consultant for services to be provided. The common stock was valued at $160 per share. In addition, on April 10, 2002, the Company also agreed to pay the consultant $6,000 per month, beginning April 1, 2002, as a consulting fee on an annual basis, which will be applied against media expenditures. Should no media be placed, the $6,000 monthly consulting fee will be paid to the consultant. On April 29, 2002, the Company also agreed to set up a production account with the consultant to cover various media-related expenses to be incurred on behalf of the Company. The Company will issue approximately $100,000 worth of restricted common stock to the consultant to fund this account. The consultant is to liquidate the stock as needed to pay for various media purchases made on behalf of the Company. The consultants handling of the production account is currently being reviewed by the Company.

         In June 2002, the Company entered into a three month consulting agreement with a consultant for services to be provided. The Company agreed to pay the consultant 4,500 shares of its unrestricted common stock, which vest pro-rata over the life of the agreement. On August 30, 2002, the agreement was amended such that the Company agreed to issue the consultant 7,500 shares of unrestricted common stock, which vest pro-rata over the life of the agreement. The agreement was further modified to extend the term to eight months.

         In July 2002, the Company entered into an amended consulting agreement with a consultant for services to be provided. In consideration for these services, the Company issued warrants to purchase up to $300,000 of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. The warrants expire one year from the date of the agreement. The Company has valued the warrants using the Black-Scholes pricing model. The value of the warrants has been expensed.

         In August 2002, the Company entered into a six-month agreement with a consultant whereby the consultant would provide the Company services in connection with marketing, public relations, strategic planning and business opportunities for the Company. The Company is required to pay the consultant a fee of 2,500 shares of the Company's common stock and a warrant to purchase 1,250 shares of the Company's stock at a purchase price equal to 120% of the closing market price of the Company's common stock on the date of the agreement. The Company has valued the warrants at using the Black-Scholes pricing model. The value of the warrants has been expensed.

         In August 2002, the Company issued warrants to a consultant for services to be provided to purchase 25,000 shares of the Company's common stock at an exercise price of $20 per share. The warrants have a term of one year. The Company has valued the warrants at using the Black-Scholes pricing model. The value of the warrants has been expensed. The warrants were exercised during the year ended March 29, 2003.

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 9     -      STOCKHOLDERS' DEFICIENCY (cont'd)

         In September 2002, the Company issued warrants to a consultant for services to be provided to purchase 30,000 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance. The Company has valued the warrants using the Black-Scholes pricing model. The value of the warrants has been expensed. At the same time, the

         Company entered into a Stock Option Purchase Agreement with this consultant whereby the consultant has the option to purchase up to 30,000 shares of the Company's common stock at a 40% discount to the closing bid price of the Company on the day of notice of execution. The option expires six months from the date of the agreement. In November 2002, the Company issued additional warrants to the consultant for services to be provided to purchase 62,500 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance. The Company has valued the warrants using the Black-Scholes pricing model. The value of the warrants has been expensed. The consultant has exercised a total of 81,500 warrants during the year ended March 29, 2003.

         In September 2002, the Company entered into a consulting agreement with Douglas Cifers, a shareholder of the Company, whereby the consultant agreed to serve as a member of the Board of Directors of the Company and assist the Company in increasing shareholders equity. The consultant is to provide services to the Company for as long as he is a duly elected member of the Board of Directors. Compensation is $5,000 per month in the form of cash or free-trading S-8 shares of the Company's common stock. If common stock is to be issued, they are to have a 25% discount to the closing price on the date of issue.

         In September 2002, the Company issued 158 shares of its common stock to a consultant for services to be provided, valued at $3,160.

         In September 2002, the Company entered into a consulting agreement with a consultant for services to be provided. Under the agreement, the Company issued 125 shares of its common stock on October 1, 2002, October 15, 2002 and November 1, 2002, valued at $3,500.

         In September 2002, the Company entered into a consulting agreement with a consultant for services to be provided. Under the agreement, the Company issued 163 shares of its common stock on October 1, 2002, October 15, 2002, November 1, 2002 and November 15, 2002, valued at $3,260.

         In September 2002, the Company issued 145 shares of its common stock to a consultant for services to be provided. ,The common stock was valued at $20 per share. valued at $2,900.

         In March 2003, the Company entered into a three-month consulting agreement with Microcap Headline, Inc. for services to be provided commencing March 15, 2003. The Company irrevocably paid the consultant 50,000 shares of its restricted common stock. Valued at $22,000 on April 9, 2003. The Company has three options to extend the agreement for three months each. For each additional three-month period, the Company shall pay the consultant $1,500 and $15,000 worth of the Company's common stock. The shares issued to the consultant will have a one-year hold from the date of issuance, March 15, 2003. In the event that the consultant is unable to sell

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 9     -      STOCKHOLDERS' DEFICIENCY (cont'd)

         the shares after the one-year hold, resulting from the Company's neglect, as defined in the agreement, the Company is required to issue "penalty shares" as defined in the agreement. On June 17, 2003, the Company entered into an extension agreement whereby both parties agreed to extend the contract to September 17, 2003. For this extension, the Company agreed to issue Microcap 150,000 shares of its common stock. The shares have a one-year hold from the date of issuance. All other terms and conditions from the prior contract remain unchanged.

         Marketing Agreement:

         On January 20, 2003, the Company entered into a six-month Strategic Marketing Agreement with ChampionLyte Holdings, Inc. ("ChampionLyte") whereby the Company agreed to issue shares equal to $125,000 per month of its common stock to ChampionLyte. The shares were to be fully paid and non-assessable and bear no restrictive legend. ChampionLyte was to issue the Company 50,000 shares of its restricted stock per month under the agreement. These shares were to carry piggyback registration rights. ChampionLyte was also to pay the Company up to $100,000 per month for services rendered by the Company relating to the use of their beverage knowledge and distributing the other firm's beverage product. On May 20, 2003, the Company and ChampionLyte mutually agreed to terminate this agreement.

NOTE 10  -        INCOME TAXES

         Total income tax benefit consists of the following:

                Current:
                    Federal                                     $            -
                    State and local                                          -
                                                                ----------------
                                                                $            -
                                                                ----------------
                Deferred:
                    Federal                                                  -
                    State and local                                          -
                                                                ----------------
                                                                             -
                                                                ----------------
                       Total income tax benefit                 $            -
                                                                ================

           A reconciliation of income tax benefit resulting from applying U.S. federal statutory rates to pretax loss and the reported amount of income tax benefit is as follows:

                Tax benefit at federal statutory rate
                       applied to pretax loss                  $      4,242,750
                State and income taxes, net of
                       federal income tax benefit, applied
                       to pretax loss                                 1,442,500
                Permanent differences                                (4,832,800)
                Valuation allowance                                    (852,450)
                                                                ----------------
                       Total income tax benefit                $              -
                                                                ================

           Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to the difference

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 10  -        INCOME TAXES (cont'd)

           between the financial statement and income tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax bases differential are computed at a rate of 15% federal and 6% state and local pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

           The tax effect of significant items comprising the Company's net non-current deferred tax assets and liabilities are as follows:

                                                                                              March  30,   2003

                              Net operating loss carryfowards                            $                2,100,000
                              Stock compensation                                                          1,030,600
                                Asset impairment                                                          3,801,500
                                Valuation allowance                                                      (6,932,100)
                                                                                         ---------------------------
                              Deferred non-current tax asset                                                      -
                                                                                         ---------------------------

                              Depreciable assets                                                                  -
                                                                                         ---------------------------
                              Deferred non-current tax liability                                                  -
                                                                                         ---------------------------
                              Net non-current deferred tax asset                         $                        -
                                                                                         ===========================

                  Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry forwards will be realized. Accordingly, the Company has provided a 100% valuation allowance against the deferred tax asset in the consolidated balance sheet at March 30, 2003.

                  The Company files separate tax returns for federal and state purposes. As such, income tax is based on the separate taxable income or loss of each entity. The Company has not filed its income tax returns for the years ended March 30, 2003 or March 29, 2002. Since the Company has not filed its tax returns for several years, management has estimated the Company's net operating loss carry forwards available to offset future taxable income to be approximately $9,000,000, of which some of the loss will be subject to Internal Revenue Code Section 382 limitations.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003

NOTE 11   -       RELATED PARTY TRANSACTIONS

         Employment Agreements:

         On March 30, 2001, the Company entered into an employment agreement with its Chief Executive Officer ("CEO") for an initial term of five years beginning February 1, 2001 and automatically renewing for additional one-year periods unless notified by either the CEO or the Company's Board of Directors that such renewal will not take place. The Company is required to pay the CEO an annual base salary of $125,000 and the CEO is eligible to receive annual bonuses established by the Board of Directors.

         Financial Partners Network Corporation ("FPN"), a corporation owned by the Company's Chairman and Chief Executive Officer, advanced funds and provided services to the Company. A fee of $250,000 was paid for services rendered in connection with the private placement stock offering during the year ended March 30, 2002. There were no balances due FPN at March 29, 2003.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 11   -          RELATED PARTY TRANSACTIONS (cont'd)

         The Company bought $0 and $35,913 worth of oxygenated water from a corporate shareholder during the years ended March 29, 2003 and March 30, 2002, respectively. The amounts are included in accounts payable and accrued expenses and cost of revenues for the years ended March 29, 2003 and March 30, 2002, respectively.

         As of March 29, 2003, the Company owed certain former employees $1,253,354 for payment of accrued salaries, bonuses and reimbursement of expenses.

NOTE 12   -       STOCK OPTION PLAN

          In April 2001, the Company adopted a Stock Option Plan intended to provide officers, directors, key employees and consultants of the Company an opportunity to acquire stock in the Company. As of March 29, 2003, 9,250,000 options to purchase shares at $0.01 per share had been issued. As of March 30, 2002, 1,732,383 options to purchase shares at $0.33 per share had been issued and 900,000 options to purchase shares at $0.01 per share had been issued. 9,250,000 of the options are vested at March 29, 2003, 0 options have been exercised and 2,632,383 options were canceled during the year ended at March 29, 2003 and March 30, 2002, respectively. The fair value of the options on the grant date was calculated using the Black-Scholes Option Pricing Model.

          The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had the compensation cost for stock option grants to the Company's employees been determined by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have increased for the years ended March 29, 2003 and March 30, 2002, respectively, as presented in the table below. Using the Black-Scholes Option Pricing Model, the Company's pro forma net loss is as follows:

                                                          2003          2002
                                                          ----          ----
                  Pro Forma Net Loss                      $       $  (4,653,620)
                  Pro Forma Net Loss Per Share            $       $       (0.20)
                  Risk Free Interest Rate                                  5.71%
                  Expected Lives                                        2 Years
                  Expected Volatility                                      None

         For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 13    -      RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. During the quarter ended June 30, 2003, the Company adopted a fair value method of accounting for stock-based compensation. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the effects of the recognition provision of FIN 45, but does not expect the adoption to have a material impact on the Company's financial position or results of operations.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003



NOTE 13    -      RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 will not have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 14    -      COMMITMENTS AND CONTINGENCIES

         Litigation:

         A former officer of Aqua Clara filed suit against Aqua Clara for approximately $227,000 of accrued wages, loans that took the form of a mortgage on the property, and other damages. This claim also sought 1,350,000 shares of the Company's common stock. At March 30th 2002 the Company had provided approximately $180,000 related to the accrued wages, loans and other damages in the accompanying financial statements, which was accrued by Aqua Clara prior to the acquisition. However, the Company asserts that all or a majority of the number of common shares due was a frivolous claim and did not include any amount related to these shares in the related financial statements. In September 2003 the Company settled this suit for $450,000. The terms include 16 monthly installment payments and 3,000,000 shares of S-8 common stock of the Company to be escrowed as collateral, to be released upon satisfaction of the settlement amount. The $450,000 settlement amount is included in accrued expenses at March 29, 2003.

         During the fiscal year ended March 29, 2003 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company, including some having received default judgments. The unsettled claims aggregate approximately $180,000. The Company has included in accrued expenses at March 29, 2003 approximately $154,000 of

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 14    -      COMMITMENTS AND CONTINGENCIES (cont'd)

          these settlements based on this assessment, certain of the balances were previously included as accounts payable. During the fiscal year ended March 29, 2003 and subsequent to such, various former employees of the Company and certain related Company's have filed actions against the Company to recover severance pay, back wages, personal property and interest. One such group of claims has obtained a judgment against the Company's bottling equipment and is forcing a disposition of the equipment through an auction. The unsettled claims aggregate approximately $985,000. The Company has included in accrued expenses at March 29, 2003 approximately $792,000 as a contingency related to these unsettled claims, actions and judgments based on the Company's and counsel's assessments.

         An action was filed on June 26, 2003. The suit is a foreclosure action against the Company by a secured mortgage holder for non-payment. The Plaintiff seeks to recover possession of the collateral, consisting of real property and machinery. The principal amount of the note is approximately $300,000. In addition to this amount, back interest, attorneys' fees and costs are being sought in the amount of approximately $50,000. The complaint in this action has been received by the Company, the Company's answer has been filed and the Company is awaiting discovery.

         Subsequent to the year ended March 29, 2003, the Company entered in to settlement agreements with certain professionals, consultants, vendors and a former employee. These settlements aggregate approximately $265,000 and are included in accrued expenses at March 29, 2003.

         The Company is party to various legal proceedings generally incidental to its business as is the case with other companies in the same industry.

              Operating Leases

         The Company has an operating lease for office space. The lease is subject to escalation for the Company's proportionate share of increases in real estate taxes and certain other operating expenses.

         The approximate future minimum rentals under the operating lease in effect on March 29, 2003 is as follows:

                      2004                      $             69,142
                      2005                                    69,132
                      2006                                    69,132
                                                ---------------------
                                                $            207,406
                                                =====================

         Total rent expense under the operating lease for the years ended March 29, 2003 and March 30, 2002 was $126,000 and $86,000, respectively.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 14    -      COMMITMENTS AND CONTINGENCIES (cont'd)

         License and Trademark Agreement:

         On May 7, 2003, the Company entered into a new exclusive license and trademark agreement with StonePoint Group, Limited ("StonePoint") whereby the Company granted StonePoint the exclusive, unlimited royalty-free right and license to all the intellectual property, know-how and technology for use in the production, licensing, marketing, distribution, use, sublicense, subcontract, sale and transfer of the products (as defined in the agreement) within the established territory. The territory includes the countries of Japan, Taiwan, the Philippines, China, North Korea, South Korea, Singapore, Vietnam, Thailand, Malaysia, Indonesia, Cambodia and Laos. No royalties or fees of any kind shall ever be due to the Company and the term of the agreement is perpetual.

         The Company was paid $1,742,000 in the following form:

               Cash of $400,000 pursuant to a prior license and trademark agreement dated January 8, 2002;

               Cash of $342,000 spent by StonePoint during 2002 for costs incurred by StonePoint for remedial actions taken by StonePoint to regain and recapture StonePoint's business relationship with its Distributor and to protect and preserve the Distributor and StonePoint Supply and Purchase Agreement as a result of contaminated product purchased by the Company; and

               The assumption by StonePoint of the Company's debt obligation to Distributor in the amount of $1 million in future product rebates, in settlement of the $3 million loss suffered by Distributor as a result of the recall caused by the contaminated product produced by the Company.

         As a result of the above, the Company recognized $1,342,000 in settlement expense, of which $1,092,000 was recognized during the year ended March 29, 2003 and $250,000 was recognized during the year ended March 30, 2002, and $1,742,000 in license revenue, of which $1,702,999 was recognized during the year ended March 29, 2003 and $39,001 was recognized during the year ended March 30, 2002. Such amounts are included in other income and expense in the accompanying consolidated statements of operations.

         Lack of Insurance:

         The Company, at March 29, 2003, did not maintain any liability insurance or any other form of general insurance. The Company is also lacking insurance coverage for Directors and Officers Liability, workman's compensation, disability, and business discontinuance. Although the Company is not aware of any claims resulting from non-coverage, there is no assurance that none exist. Management plans to obtain coverage as soon as possible.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003


NOTE 15    -      SUBSEQUENT EVENTS

         2003 Equity Incentive Plan:

         The shareholders approved the 2003 Equity Incentive Plan (the "Plan") in April 2003. The Incentive Plan is effective April 1, 2003. Officers, directors, key employees and consultants, who in the judgment of the Company render significant service to the Company, are eligible to participate.

         The Incentive Plan provides for the award stock-based compensation alternatives such as non-statutory stock options and incentive stock options. The Incentive Plan provides for 10,000,000 shares of common stock to be offered form either authorized and unissued shares or issued shares, which have been reacquired by the Company. Options granted under the plan vest at a rate of 20% per year with the first 20% becoming exercisable on the first anniversary of the date the options were granted. As of September 8, 2003, the Company has not granted any options under this plan.

         In April 2003, the Company granted certain directors and employees options to purchase 9,250,000 shares of the Company's common stock. The options are fully vested as of the grant date and have an exercise price of $0.01.

         In April 2003, the Company's Board of Directors approved the 2003 Stock Incentive Plan ("2003 Plan"). The purpose of the 2003 Plan is to provide long-term incentives and rewards to employees, directors, independent contractors or agents; assist the Company in attracting and retaining such persons; and associate the interests of such persons with those of the Company's stockholders. The 2003 Plan is to be administered by the Board of Directors and the maximum number of shares issueable under the 2003 Plan may not exceed 3,500,000 shares of the Company's common stock.

         Consulting Agreements:

         In April 2003, the Company entered into an agreement with a lawyer for services rendered and services to be rendered. In exchange for providing legal services to the Company and as payment for services already provided amounting to $45,000, the lawyer received 750,000 shares of the Company's S-8 common stock. The lawyer is required to sell the shares and the net proceeds to be applied as a credit against the balance due. In the event there is an excess of proceeds, the consultant is required to credit the Company for future legal services.

         In April 2003, the Company entered into an additional consulting agreement with a consultant for services to be provided. The initial term of the engagement is for six months and will automatically renew on a month-to-month basis. In consideration for services to be provided, the consultant will receive 1,500,000 shares of the Company's unrestricted common stock.

         In April 2003, the Company entered into an additional consulting agreement with a consultant for services to be provided. The initial term of the engagement is for six months and will automatically renew on a month-to-month basis. In consideration for services to be provided, the consultant will receive 1,500,000 shares of the Company's unrestricted common stock.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003



NOTE 15    -      SUBSEQUENT EVENTS (cont'd)

         In April 2003, the Company issued 300,000 shares of its common stock to a consultant for legal services provided and to be provided. Following the issuance of the shares, the consultant will sell the shares on the open market. The net proceeds shall be applied as a credit against any outstanding legal fees and the excess, if any, shall be applied as a credit against future legal fees.

         In April 2003, the Company entered into a consulting agreement with a consultant for services provided and to be provided. In exchange for providing consulting services to the Company and as payment for services already provided amounting to $27,000, the consultant received 500,000 shares of the Company's S-8 common stock. 200,000 shares are to be issued directly to the consultant. An additional 300,000 shares shall be issued and held by the Company until the consultant complies with the provisions of the agreement and it is determined that the balance owed is not satisfied. If the balance owed is not deficient, the Company shall return the 300,000 shares to its treasury. The consultant is required to sell the shares on the open market and apply the net proceeds as a credit against the balance due. In the event that the balance due is not paid in full from the net proceeds, then the Company will undertake to issue additional shares of its common stock, and to register such shares pursuant to an S-8 registration, so that additional installments of shares can be issued to the consultant to satisfy the remaining balance. In the event there is an excess of proceeds, the consultant is required to credit the Company for future consulting services.

         In May 2003, the Company issued 1,250,000 shares of its common stock to a consultant for services to be provided over one year. Effective June 23, 2003, the Company amended its consulting agreement with the consultant, whereby the consultant agreed to provide additional services to the Company in exchange for 3,000,000 shares of the Company's common stock.

         In May 2003, the Company issued 1,000,000 shares of its common stock to a consultant for services to be provided over one year.

         In May 2003, the Company issued 500,000 shares of its common stock to a consultant for services to be provided. Following the issuance of the shares, the consultant will sell the shares on the open market. The net proceeds shall be applied as a credit against the fees incurred for services rendered. In the event that the balance has not been paid in full from the net sale proceeds of the shares, the Company will issue additional shares of its common stock to the consultant. In the event that there is excess, it shall be applied as a credit for future consulting services.

         In May 2003, the Company entered into a six-month Attorney/Client Agreement with an attorney for certain legal services to be provided. The Company agreed to pay the attorney $15,000 upon execution of the agreement and then a monthly fee of $3,000 commencing July 1, 2003. In addition, the Company agreed to issue 500,000 shares of unrestricted S-8 common stock upon execution of the agreement. The agreement was amended in June 2003 such that the Company agreed to issue the attorney 250,000 shares of unrestricted S-8 common stock upon execution of the agreement.

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEAR ENDED MARCH 29, 2003

NOTE 15    -      SUBSEQUENT EVENTS (cont'd)

         In June 2003, the Company entered into a Settlement Agreement with Michael Berry whereby the Company agreed to pay $74,000 in satisfaction of debt.

         In July 2003, the Board of Directors approved a resolution for the creation of the Company's 2003 Stock Incentive Plan #1 which includes the issuance of a total of 2,710,750 shares of the Company's common stock pursuant thereto and the filing of an S-8 Registration Statement to register the Plan.

         In July 2003, the Company and one of its directors (Michael Goeree) entered into a Mutual Release Agreement, whereby the Company and the director mutually agreed to terminate and release each other from their current relationship for a consideration of $5,000.

         In July 2003, the Company entered into a consulting agreement with a consultant for services to be provided. The agreement expires July 18, 2005. As consideration for the services to be provided, upon filing of an Form SB-2 registration statement with the SEC Securities and Exchange Commission, the Company will issue the consultant sufficient shares of the Company's common stock such that the consultant will own 15% equity in the Company. Such equity shall be calculated based upon all currently outstanding shares exclusive of options or warrants.