Form 10-K/A
period 2003-03-29
BEVSYSTEMS INTERNATIONAL INC
filed 2003-09-16
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 29, 2003

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

Industry Background

Bottled water has been and continues to be one of the fastest growing segments of the beverage industry. Growing consumer concerns over the quality of municipal water supplies and the perceived detrimental effects of carbonated soft drinks have propelled consumption of bottled water. According to Beverage Digest Newsletter, the volume of single-serve bottled water produced in the United States grew 31% from 2000 to200.1. Moreover, according to Beverage Marketing Corporation, per capita consumption of bottled water in the United States increased from 5.2 gallons to 15.6 gallons from 1985 to 1999, an increase of 200% over the period. We believe that we will be able to position our oxygenated water as a distinct, value-added offering in the expanding bottled water segment.

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

Item 2. Description of Property

Facilities

Our principal executive offices occupy approximately 1,600 square feet of office space in Miami, Florida, at an annual cost of approximately $69,000 per year. The Company also owns a bottling facility in Clearwater, Florida that includes the plant building with approximately 14,000 sq. ft. under roof with an exposed four-bay loading dock sitting on 2.1 acres. Our manufacturing plant in Clearwater, Florida has been shut down and the Company accepted a bid for the plant and land for $850,000. As such, the plant and land have been written down to their fair value of $850,000 less estimated costs of sale of $69,500 at March 29, 2003. All of the staff required for the operations of the plant have been laid off.

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

Burkhardt, et al. v. BEVsystems Int'l, Inc., et al., Case No. 03-13379-CA-08. This action was filed in the Eleventh Judicial Circuit for Miami-Dade County, Florida on June 6, 2003. The Plaintiff served a 13-count complaint which includes claims of breach of contract, ejectment and foreclosure of a security agreement. Further, the Plaintiff is claiming that he is entitled to receive shares of Preferred Stock of the Company, which are convertible into 15% of the issued and outstanding shares of the Company. The Plaintiff has not specified an amount of damages. The satisfaction of the conditions upon which the Company agreed to issue such shares and the consideration for the issuance of such shares are in dispute. Accordingly, the Company believes the individual is no longer entitled to receive such shares. The Company filed a motion to transfer venue and the motion is pending. The Company and counsel handling the action believe that the Company will prevail in the defense of these transactions due to the Plaintiff's failure to satisfy its consideration obligations. Although the Company believes that such action is without merit, and it is vigorously defending such action, there can be no assurance that such action will not be successful.

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

Plunkett v. BEVsystems Int'l, Inc, et al. This action was filed in the Sixth Judicial Circuit for Pinellas County on February 11, 2003. Former employees of the Company filed the action to recover severance pay as a result of their termination and/or for salary accruals. The Plaintiffs in this case obtained a judgment in the amount of approximately $438,620, have attached the Company's bottling equipment in Clearwater, Florida and are forcing a sherrif's auction to dispose of the equipment. The proceeds will go to the Lien Holder, Brickell Bay Fund. The Company has filed an appeal with the courts to hear the matter and still expects to prevail.

The real estate in Clearwater, Florida is in foreclosure with the first and second mortgage holder, Yale Mortgage and Brickell Bay Fund. Mortgages amount to approximately $720,000.

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



Fiscal Year Ending March 29, 2003            High           Low
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

Fiscal Year Ending April 1, 2000             High           Low
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

As of March 29, 2003, there were approximately 548 record holders of Company common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

Mortgage

On July 31, 2002, one of the Company's shareholders entered into a $420,000 mortgage note payable on behalf of the Company. The note is due on August 1, 2012 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually, commencing August 1, 2003, to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. The mortgage is secured by the shareholder's property. At March 29, 2003, the balance of the mortgage was $419,200.

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

On December 21, 2001, the Company entered into a $40,000 convertible promissory note with Irarrazaval. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $0.55 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The Company also granted warrants to Irarrazaval to purchase 243 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004.

In April 2002, the Company entered into convertible promissory notes with several investors for a total value of $200,000. The notes are due April 30, 2003 and have an interest rate of 12%. The notes are convertible, at the option of the holders, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. During the year ended March 29, 2003, one investor converted his note into 1,755 shares of the Company's common stock. The balance of the notes were $150,000 at March 29, 2003. The Company also granted these investors warrants to purchase a total of 3,000 shares of the Company's commonstock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading days immediately prior to the funding date. The warrants are callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrants expire on April 30, 2005.

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


On June 4, 2002, the Company entered into a $100,000 convertible promissory note with an investor. The note is due April 30, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The Company also granted warrants to this investor to purchase 1,500 shares of the Company's common stock at an exercise price equal to the lesser of
(i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five day average closing price prior to the funding date. The warrant expires on April 30, 2005.


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

On July 5, 2002, the Company entered into a $250,000 convertible promissory note with Crescent International, Ltd. The note is due July 5, 2003 and does not bear interest, except in the case of default. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversionprice per share equal to the lesser of (i) the average of the 5 day closing bid prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) $60. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The conversion price is also subject to adjustment so that the number of shares into which the note is converted does not exceed the number of shares such that, when aggregated with all other shares of common stock then beneficially or deemed beneficially owned by the holder, would result in the holder owning more than 9.999% of all such shares of common stock as would be outstanding on the conversion date. The balance of the note at March 29, 2003 was $250,000. In August 2003, $30,000 of the note was converted into 2,500 shares of the Company's common stock. The Company also granted warrants to Crescent International, Ltd. to purchase 1,667 shares of the Company's common stock at an exercise price equal to the closing bid price of the Company's common stock on the day Crescent International, Ltd. wired the funds for the convertible note, which was agreed to be $72.00 per share. The warrant is callable at the Company's option, provided that the closing bid prices for the five days preceding the date the Company exercises such option exceeds 140% of the warrant exercise price and that an effective registration statement is in place.

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

Issuance of Warrants

In May 2002, the Company granted warrants to purchase 1,500 shares of the Company's common stock at an exercise price equal to the average of the lowest closing 3 day trading prices during the 5 trading days immediately prior to the exercise date, discounted by 25%. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the 5-day average closing price prior to the warrant issue date. The warrants have a term of three years. The Company has valued the warrants at $147 using the Black-Scholes pricing model. The value of the warrants has been recorded as interest and financing expense.

Issuance of Warrants for Settlement of Debt:

The Company was indebted to Triumph Global Securities, Ltd. for financial consulting and advisory services in the amount of $50,000. The Company entered into an agreement to settle the amount owed for these services and on October 28, 2002, the Company issued warrants to Triumph Global Securities, Ltd. to purchase 12,500 shares of the Company's common stock at an exercise price of $8 per share. The warrants have a term of five years. The Company has valued the warrants at $89,691 using the Black-Scholes pricing model. The value of the warrants has been recorded as consulting expense in fiscal 2003.


Issuance of Common Stock for Settlement of Debt

In April 2002, the Company issued 125 shares of its common stock in settlement of debt.

In January 2003, the Company entered into an agreement with the Chief Executive Officer and his spouse, Kristen & Douglas Cifers and Financial Partners Network Corporation whereby the Company issued a total of 9,722,221 shares of its restricted common stock to such shareholders in satisfaction of all debt, convertible notes, security interest and other equity owed to the shareholders by the Company, which aggregated approximately $1,050,000.

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

In March 2002, the Company entered into a one-year agreement with a consultant for services to be provided. The Company agreed to issue the consultant 500 shares of its common stock each month. In addition, the Company agreed to pay the consultant up to $600,000 of its common stock over the term of the agreement. The Company also agreed to grant the consultant the right to purchase 3,000 shares of its common stock at a price of $80 per share during the term of the agreement. The consultant is also entitled to receive additional compensation for other services provided, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the consultant the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. On January 15, 2003, the Company entered into another agreement with the same consultant for a period of six months. The Company agreed to pay the consultant an amount of common stock in an amount not less than 7.00% of the fully diluted post recapitalization shares of the Company. The consultant was issued 718,553 common shares valued at $1,221,540 under this agreement, which is being expensed over the term of the agreement. The consultant is also entitled to receive additional compensation upon the occurrence of certain events, as defined in the agreement. During fiscal 2003, the consulting firm exercised its right to purchase 1,125 shares of the Company's common stock. The Company has valued the warrants at $160 using the Black-Scholes Pricing Model. The value of the warrants has been expensed.

In March 2002, the Company entered into a six-month consulting agreement with Phoenix Capital Partners for services to be provided. The agreement automatically renewed on a month-to-month basis. During the year ended March 29, 2003, this contract was terminated. The Company was required to pay a monthly retainer of $3,750. In addition, the Company agreed to pay the consultant an amount not less than 2.9% of the Company's fully diluted shares of common stock. The Company also agreed to issue the consultant a warrant to purchase an additional 2.9% of the Company's fully diluted shares of common stock, exercisable for five years, at an exercise price of $1.00. Should the agreement be terminated prior to the end of its term, the compensation vests pro-rata. In addition to any amounts payable to the consultant noted above, the consultant shall also be paid additional compensation in connection with certain transactions and events as defined in the agreement. The Company issued 8,440 shares of its common stock, valued at $354,456, in connection with the agreement during the year ended March 29, 2003. In addition, on August 29, 2002, the Company granted warrants to purchase 9,564 shares of the Company's common stock at an exercise price of $200 per share expiring August 29, 2007. The Company has valued the warrants at $322,508 using the Black-Scholes Pricing Model. The value of the warrants has been expensed.


In April 2002, the Company issued 148 shares of its common stock to a consultant for services to be provided.

In April 2002, the Company issued 109 shares of its common stock to a consultant for services to be provided.

In April 2002, the Company issued 150 shares of its common stock to a consultant for services to be provided. In addition, on April 10, 2002, the Company agreed to pay the consultant $6,000 per month, beginning April 1, 2002, as a consulting fee on an annual basis, which will be applied against media expenditures. Should no media be placed, the $6,000 monthly consulting fee will be paid to the consultant. On April 29, 2002, the Company agreed to set up a production account with the consultant to cover various media-related expenses to be incurred on behalf of the Company. The Company will issue approximately $600,000 worth of restricted common stock to the consultant to fund this account. The consultant is to liquidate the stock as needed to pay for various media purchases made on behalf of the Company. The consultants handling of the production account is currently being reviewed by the Company.

In June 2002, the Company entered into a three month consulting agreement with a consultant for services to be provided. The Company agreed to pay the consultant 4,500 shares of its unrestricted common stock, which vest pro-rata over the life of the agreement. On August 30, 2002, the agreement was amended such that the Company agreed to issue the consultant 7,500 shares of unrestricted common stock, which vest pro-rata over the life of the agreement. The agreement was further modified to extend the term to eight months. As of March 29, 2003, 375 shares are owed to the consultant.


In July 2002, the Company entered into an amended consulting agreement with a consultant for services to be provided. In consideration for these services, the Company issued warrants to purchase up to $300,000 of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. The warrants expire one year from the date of the agreement. During fiscal 2003, the consultant exercised his right to purchase 1,470,000 shares of the Company's common stock.

In August 2002, the Company entered into a six-month agreement with a consultant whereby the consultant would provide the Company services in connection with marketing, public relations, strategic planning and business opportunities for the Company. The Company is required to pay the consultant a fee of 2,500 shares of the Company's common stock and a warrant to purchase 1,250 shares of the Company's stock at a purchase price equal to 120% of the closing market price of the Company's common stock on the date of the agreement. The warrants were exercised during the year ended March 29, 2003. In November 2002, the Company issued additional warrants to the same consultant for services to be provided to purchase 25,000 shares of the Company's common stock at an exercise price equal to a 40% discount to the closing price on the day of notice. As of March 29, 2003, 3,792 warrants were exercised. The warrants have a term of six months.

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

On January 20, 2003, the Company entered into a six-month Strategic Marketing Agreement with ChampionLyte Holdings, Inc. ("ChampionLyte") whereby the Company agreed to issue shares equal to $125,000 per month of its common stock to ChampionLyte. The shares were to be fully paid and non-assessable and bear no restrictive legend. ChampionLyte was to issue the Company 50,000 shares of its restricted stock per month under the agreement. These shares were to carry piggyback registration rights. ChampionLyte was also to pay the Company up to $100,000 per month for services to be rendered by the Company relating to the use of their beverage knowledge and distributing the other firm's beverage product, as well as for any and all expenses incurred on its behalf. In connection with the agreement, the Company received 50,000 shares of ChampionLyte common stock, valued at $5,500. The stock is classified as available for sale and is included in marketable securities in the accompanying consolidated balance sheet. Subsequent to March 29, 2003, the Company issued 1,715,000 shares of its common stock valued at $157,900 to ChampionLyte. On May 20, 2003, the Company and ChampionLyte mutually agreed to terminate this agreement.


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

The net revenues for the fiscal year ending March 29, 2003 are $944,255 compared to $1,379,384 for the fiscal year ending March 30, 2002. The Cost of Revenues Sold for the fiscal year ended March 29, 2003 was $730,057, compared to $1,457,354 for the fiscal year ending March 30, 2002,for a gross margin of $214,198 compared to $(77,970) for the fiscal year ending March 30, 2002. The net loss for the fiscal year ending March 29, 2003 was $29,560,198 compared to $4,585,208 for the fiscal year ending March 30, 2002. Selling and general administrative expenses for the fiscal year ended March 29, 2003 were $9,021,117 compared to $4,402,933 for the fiscal year ending March 30, 2002.

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

Net Operating Losses

The Company has accumulated approximately $34,145,406 of net operating loss carryforwards as of March 29, 2003, which may be offset against future taxable income. The carryforwards begin to expire in 2011. The use of these losses to reduce future income taxes will be limited based on Internal Revenue Code
Section 382. The Company has reserved a valuation allowance for the deferred tax asset arising from net operating loss carryforwards.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the fiscal year ending March 29, 2003, the Company raised $ 1,681,529 through the issuance of common stock. The company also received proceeds from debt instruments of $1,171,387. These proceeds were used to finance our continued operations.

The company is currently engaged in discussions with numerous parties with respect to raising additional capital. Independent Auditors have determined under Generally Accepted Accounting Principles that the company has a "Going Concern", related to the liquidity for the next twelve months.

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

Our manufacturing plant in Clearwater, Florida has been shut down is being disposed of. The sale will eliminate the long-term mortgage debt on the plant. Eliminating the manufacturing plant will result in a reduction in our cost of goods revenues by over 60%. All of the staff required for the operations of the plant have been laid off. With the reduction in headcount for sales and operations, the administrative overheads have also been reduced. For instance, our annual rent has decreased from $144,000 to approximately $69,000. We have decreased our headcount by 20, reduced salary expense annually by $1,076,920 and benefits an additional $333,560. An offer of $850,000 for the manufacturing facility was recently excepted. Disposing of the manufacturing plant will result in an estimated $825,000 reduction in liabilities.

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

Pending Claim by Third Party

The Company is a defendant in an action commenced by an individual and a related company, which action was filed on June 6, 2003. The Plaintiff in this action served a 13-count complaint, which includes claims of breach of contract, ejectment and foreclosure of a security agreement. Further, the Plaintiff is claiming that he is entitled to receive shares of Preferred Stock of the Company, which are convertible into 15% of the issued and outstanding shares of the Company. The Plaintiff has not specified an amount of damages. The satisfaction of the conditions upon which the Company agreed to issue such shares and the consideration for the issuance of such shares are in dispute. Accordingly, the Company believes the individual is no longer entitled to receive such shares. The Company and counsel handling the action believe that the Company will prevail in the defense of these transactions due to the Plaintiff's failure to satisfy its consideration obligations. Although the Company believes that such action is without merit, and it is vigorously defending such action, there can be no assurance that such action will not be successful.

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

Item 8A. Controls and Procedures

As of March 29, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of March 29, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 29, 2003.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names, offices held with the Company, and age of its directors and executive officers as of March 29, 2003:

Directors and Executive Officers



Name                    Age           Position
---------------------------------------------------------------

G. Robert Tatum         60            Chief Executive Officer,
                                      Chief Financial Officer
                                      and Chairman of the Board

Joel Stohlman           39            Senior Vice President
                                      of Sales And Marketing

E. Douglas Cifers       51            Director

James Dale Davidson     53            Director


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

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company, previously filed as an exhibit to Form 10-KSB for the year ended March 29, 2003.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the best knowledge of the Company as of March 29, 2003, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director and all directors and officers as a group.



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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K



        (a)   Exhibits

Exhibit No.    Exhibit Name
-------------      ------------

*3.1              Articles of Incorporation and all amendments thereto

*3.2              By-Laws

**21.1            Subsidiaries

31.1              31.1 Certification by G. Robert Tatum, Principal Chief
                  Executive Officer
31.2              and Chief Financial Officer ,
                  pursuant to Section 302 of the
                  Sarbanes-Oxley Act of
                  2002.

32.1 32.1 Certification by G. Robert Tatum, Chief Executive Officer and
32.2              Chief Financial Officer, ,
                  Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to o
                  Section 906 of the Sarbanes-Oxley Act of 2002.

**99.1 Code of Ethics and Busienss Conduct for Officers, Directors and Employees of BEVsystems International, Inc.


* Previously filed as Exhibit to Form SB-2
** Previously filed as Exhibit to Form 10-KSB for year ended March 29, 2003

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

Item 14. Principal Accountant Fees and Services

Audit Fees

For the Company's fiscal year ended March 29, 2003, we were billed approximately $24,395 for professional services rendered for the audit of our financial statements. We also were billed approximately $31,000 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended March 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: September 15, 2003            BEVSYSTEMS INTERNATIONAL, INC.




                                   By:/s/G. Robert Tatum
                                      ------------------
                                      G. Robert Tatum
                                      CEO, CFO & Chairman

         Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature              Capacity                 Date
     ---------              --------                 ----

/s/G. Robert Tatum            CEO, CF0 & Chairman    September 15, 2003
------------------
G. Robert Tatum

/s/James Dale Davidson        Director               September 15, 2003
----------------------
James Dale Davidson

/s/E. Douglas Cifers          Director               September 15, 2003
----------------------
 E. Douglas Cifers

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX
                                 MARCH 29, 2003


                                                                                            Page Number

INDEPENDENT AUDITORS' REPORTS                                                               F-1 to F-2

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheet at  March 29, 2003                                      F-3 to F-4

         Consolidated Statement of Operations
           for the years ended March 29, 2003 and March 30, 2002                                F-5

         Consolidated Statement of Changes in Shareholders' Deficiency
           for the years ended March 29, 2003 and March 30, 2002                                F-6

         Consolidated Statement of Cash Flows
           for the years ended March 29, 2003 and March 30, 2002                            F-7 to F-8

         Notes to Consolidated Financial Statements                                         F-9 to F-32

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of BEVsystems International, Inc. and Subsidiaries as of March 29, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

The consolidated financial statements for the year ended March 30, 2002 were audited by another independent auditor whose report dated July 8, 2002.


MASSELLA ROUMBOS LLP
Syosset, New York
September 8, 2003

             [GERSON, PRESTON, ROBINSON & COMPANY, P.A. LETTERHEAD]


Board of Directors and Shareholders
BEVsystems International, Inc. and Subsidiaries
Miami, Florida

                          INDEPENDENT AUDITORS' REPORT

In our opinion, the consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of BEVsystems International, Inc. and Subsidiaries for the year ended March 30, 2002 in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit of these consolidated statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether these consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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

July 8, 2002                           CERTIFIED PUBLIC ACCOUNTANTS
Miami Beach, Florida

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 29, 2003



                                     ASSETS

Current assets:
     Cash and cash equivalents                                                                             $      136
      Accounts receivable, net                                                                                      -
      Marketable securities
                                                                                                                5,500
                                                                                                         ------------
          Total current assets                                                                                  5,636

Property and equipment, net                                                                                 1,003,363
                                                                                                         ------------

          Total assets                                                                                   $  1,008,999
                                                                                                         ============



     The accompanying notes and independent auditors' report should be read in conjunction with the consolidated
                              financial statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 29, 2003



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


Current liabilities:
     Accounts payable                                                                                    $ 1,665,132
     Accrued expenses                                                                                      2,320,371
     Convertible notes payable                                                                               785,000
     Notes payable secured by assets                                                                         778,873
     Deferred revenue                                                                                         94,170
                                                                                                ---------------------

          Total current liabilities                                                                        5,643,546
                                                                                                ---------------------

Commitments and contingencies

Shareholders' deficiency:
     Preferred stock; no par value, 5,000,000 shares authorized 100 shares issued and outstanding nonvoting and convertible
      into 874 shares of common stock                                                                         74,601
     Common stock; $.0001 par value, 650,000,000 shares
       authorized, 11,311,272 issued and outstanding                                                           1,132
     Additional paid-in capital                                                                           30,064,193
     Deferred consulting services                                                                           (629,067)
     Accumulated deficit                                                                                 (34,145,406)
                                                                                                ---------------------

          Total shareholders' deficiency                                                                  (4,634,547)
                                                                                                ---------------------
Total liabilities and shareholders' deficiency                                                           $ 1,008,999
                                                                                                =====================

    The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements

                 BEVSYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED MARCH 29, 2003 AND MARCH 30, 2002

                                                                                   2003                     2002
                                                                            -----------------       -----------------
Net revenues                                                                  $      944,255        $      1,379,384


Cost of revenues                                                                     730,057               1,457,354
                                                                            -----------------       -----------------

Gross profit (loss)                                                                  214,198                 (77,970)
                                                                            -----------------       -----------------

Operating expenses:
    Selling and marketing                                                            244,030               1,472,575
    General and administrative                                                     8,777,087               2,930,358
                                                                            -----------------       -----------------
             Total operating expenses                                              9,021,117               4,402,933
                                                                            -----------------       -----------------

Loss before other income (expense)                                                (8,806,919)             (4,480,903)
                                                                            -----------------       -----------------

Other income (expense):
     Interest and financing expense                                               (1,551,476)               (104,305)
     Exclusive licensing agreement                                                 1,342,000                       -
     Impairment loss on repossessed/foreclosed
      fixed assets                                                                  (176,192)                     -
     Impairment loss on fixed assets                                                (569,523)                      -
     Other income                                                                      8,748                       -
     Other expense                                                                  (331,804)                      -
     Settlements                                                                  (1,362,000)                      -
     Impairment loss on intangibles                                              (18,113,032)                      -
                                                                            -----------------       -----------------
              Total other income (expense)                                       (20,753,279)               (104,305)
                                                                            -----------------       -----------------

Net loss                                                                      $  (29,560,198)        $    (4,585,208)
                                                                            -----------------       -----------------

Basic loss per common share                                                   $       (15.06)        $        (39.36)
                                                                            =================       =================


Weighted average common shares outstanding                                         1,961,739                 116,498
                                                                            =================       =================

     The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
              FOR THE YEARS ENDED MARCH 29, 2002 AND MARCH 30, 2003

                                          Common Stock $.0001 par value
                                                 Number of            Additional
Accumulated                                                           Paid-in     Preferred      Unearned   Accumulated
                                             Shares       Amount      Capital      Stock         Services    Deficit        Total
                                         ------------ ------------ ------------  ------------ ------------ ------------ ------------
Issuance of Common stock to founders         35,150   $      4      $    41,996    $        -  $        -   $        -  $    42,000

Issuance of common stock and warrants in
various private placements,  net issuance
costs                                        41,733          4        2,484,996             -           -            -    2,485,000

Issuance of common stock and warrants for
the acquisition of Life International        74,558          7        4,899,864             -           -            -    4,899,871

Common stock issued for services                110          -            7,200             -           -            -        7,200

Warrants exercised                              609          -           40,000             -           -            -       40,000

Issuance of options in connection with
convertible note payable                          -          -           73,800             -           -            -       73,800

Issuance of stock and warrants for the
acquisition of Aqua Clara                    39,996          4       12,037,640        74,601           -            -   12,112,245


Net loss for year ended March 30, 2002            -          -                -             -           -   (4,585,208)  (4,585,208)
                                         ------------ ------------ ------------  ------------ ------------ ------------ ------------

Balance at March 30, 2002                   192,156         19       19,585,496        74,601           -   (4,585,208)  15,074,908
                                         ------------ ------------ ------------  ------------ ------------ ------------ ------------

Common stock issued for services            818,766         82        3,758,873             -  (1,243,468)           -    2,515,487

Common stock issued upon conversion
of debt                                   9,968,021        997        1,493,995             -           -            -    1,494,992

Common stock issued for satisfaction of
trade payables                               29,232          3          732,445             -           -            -      732,448

Common stock issued for officer and
director compensation                       104,478         10        1,616,906             -           -            -    1,616,916

Sale of common stock                          5,921          1           71,052             -           -            -       71,053

Common stock issued for advances from
employees                                    15,000          2           11,996             -           -            -       11,998

Exercise of warrants                        173,198         17        1,601,729             -           -            -    1,601,746

Exercise of options                           4,500          1            8,999             -           -            -        9,000

Amortization of unearned services                 -          -                -             -     614,401            -      614,401

Issuance of warrants in connection
with debt settlements                             -          -           89,691             -           -            -       89,691

Issuance of warrants in connection with
notes payable                                     -          -          750,471             -           -            -      750,471

Issuance of warrants in connection with
consulting agreements                             -          -          342,540             -           -            -      342,540

Net loss for year ended March 29, 2003            -          -                -             -           -  (29,560,198) (29,560,198)
                                         ------------ ------------ ------------  ------------ ------------ ------------ ------------

Balance at March 29, 2003                11,311,272   $  1,132      $30,064,193    $   74,601   $(629,067) (34,145,406) $(4,634,547)
                                         ============ ============  ============  ============ =========== ============ ============

         The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 29, 2003 AND MARCH 30, 2002

                                                                              2003            2002

                                                                         -------------   -------------
Cash flows from operating activities:
  Net loss ...........................................................   $(29,560,198)   $ (4,585,208)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation ...................................................        181,668          50,418
      Allowance for bad debt expense .................................         66,508               -
      Amortization of debt discount ..................................         22,550          51,250
      Amortization of unearned services ..............................        614,401               -
      Asset impairment charges .......................................     18,858,837               -
      Issuance of common stock for services and financing ............      5,444,511           7,200
      Issuance of warrants in connection with financing and services .      1,182,702               -
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable .....................         39,635         (83,562)
      Decrease (increase) in inventory ...............................         66,184         (29,045)
      Decrease (increase) in prepaid expenses and other current assets        101,666         (94,269)
      Increase in accounts payable and accrued expenses ..............        767,377       1,855,261
      Decrease (increase) in deposits ................................       (400,000)        400,000
      Increase in deferred revenue ...................................         94,170               -
                                                                         -------------   -------------

        Net cash used in operating activities ........................     (2,519,989)     (2,427,955)
                                                                         -------------   -------------

Cash flows from investing activities:
     Purchase of property and equipment ..............................        (10,833)       (186,604)
     Acquisition of Life International ...............................              -      (1,020,000)
     Cash from Aqua Clara Bottling & Distribution, Inc. acquisition ..              -           6,559
                                                                         -------------   -------------

        Net cash used in investing activities ........................        (10,833)     (1,200,045)
                                                                         -------------   -------------

Cash flows from financing activities:
     Proceeds from notes payable and shareholder advances ............        416,387       1,069,296
     Sale of common stock ............................................         71,053       2,527,000
     Repayments of  notes payable ....................................       (330,254)              -
     Proceeds from issuance of convertible notes payable .............        755,000               -
     Proceeds from exercise of stock options .........................          9,000               -
     Net proceeds from exercise of warrants ..........................      1,601,476          40,000
                                                                         -------------   -------------

        Net cash provided by financing activities ....................      2,522,662       3,636,296
                                                                         -------------   -------------

Net (decrease) increase in cash and cash equivalents .................         (8,160)          8,296

Cash and cash equivalents, beginning of year .........................          8,296               -
                                                                         -------------   -------------

Cash and cash equivalents, end of year ...............................   $        136    $      8,296
                                                                         =============   =============



        The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE YEARS ENDED MARCH 29, 2003 AND MARCH 30, 2002 (cont'd)


Supplemental disclosure of non-cash information:

     Cash paid during the year for:
           Interest                                                             $          11,434   $        12,082
                                                                                =================   ===============
           Income taxes                                                         $               -   $             -
                                                                                =================   ===============

Schedule of non-cash investing and financing activities:

     Stock and warrants issued in connection with
        the acquisition of Life International                                   $               -   $     4,899,871
                                                                                =================   ===============


     Stock and warrants issued in connection with the
       acquisition of Aqua Clara Bottling & Distribution, Inc.                  $               -   $    12,112,245
                                                                                =================   ===============

     Equipment acquired under shareholder loan                                  $               -   $        48,603
                                                                                =================   ===============

     Issuance of common stock and warrants for services                         $       5,718,319   $             -
                                                                                =================   ===============

     Stock issued in connection with the settlement of trade payables           $         732,448   $             -
                                                                                =================   ===============

     Stock and warrants issued in connection with conversion of debt            $       2,245,463   $        73,800
                                                                                =================   ===============

     The accompanying notes and independent auditors' report should be read in conjunction with the consolidated financial statements

NOTE 1   -    ORGANIZATION, HISTORY AND NATURE OF BUSINESS

          BEVsystems International, Inc. and Subsidiaries (collectively the "Company") is a provider of oxygenated water. The Company distributes its products primarily through an international distribution network. The Company's fiscal year ends on the Saturday nearest to March 31.

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

   c)    Accounts receivable

         The Company utilizes the allowance method for recognizing the collectibility of its accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of March 29, 2003, an allowance of $66,508 was deemed necessary by management.

   d)    Marketable securities

         Marketable securities, which consist of equity securities, have been categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Marketable securities available for current operations are classified as current assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' equity until realized. For the year ended March 29, 2003, the unrealized gain on marketable securities was diminimus. For purposes of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification.

    e)   Property, plant and equipment

         Property, plant and equipment are carried at cost, less accumulated depreciation and amortization. Major improvements are capitalized and maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the useful lives of the assets.

   f)    Long-lived assets

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

NOTE 2    -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

   j)    Loss per common share

         Loss per common share is computed pursuant to SFAS No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.

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

   o)    Fair value of financial instruments

         The Company's financial instruments, primarily consisting of cash, accounts receivable, marketable securities, accounts payable, accrued expenses and debt, approximate fair value due to their short-term nature or interest rates that approximate market.

   p)    Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3   -    GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a shareholders' deficit. At March 29, 2003, the Company's accumulated deficit was $34,145,406 and its working capital deficiency was $5,637,910. For the years ended March 29, 2003 and March 30, 2002, the Company had a net loss from operations of $29,560,198 and $4,585,208, respectively. In addition, the Company is in default of its debt agreement for nonpayment and certain debtors have filed actions against the Company, including foreclosing property. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                           DESCRIPTION                                   AMOUNT
                           -----------                              ------------
                           Customer relations                       $    400,000
                           Process technology                          3,887,000
                           Trademarks                                    830,000
                           Goodwill                                      796,490
                                                                    ------------
                                                                    $  5,913,490
                                                                    ============

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

          DESCRIPTION                                        AMOUNT
         ----------------                                 --------------
         Land                                             $       90,000
         Building                                                784,454
         Equipment                                               757,665
         Goodwill                                             11,149,542
         Trademarks                                              910,000
         Customer relations                                      140,000
                                                          --------------
                                                             $13,831,661

         The Company obtained an independent valuation of the assets of Aqua Clara in order to determine the fair value of the assets purchased at February 25, 2002. Subsequent to the purchase, the Company obtained additional independent valuations of the assets and determined that the above assets were impaired. Based upon the valuations, the Company recorded a one-time non-cash charge of $12,199,542 to write off the carrying value of its intangible assets. In calculating the impairment charge for goodwill of $11,149,542 recorded during the second quarter of fiscal 2003, the fair value was estimated using quoted market prices. The amount of the impairment primarily reflects the decline in the Company's stock price since the acquisition of the goodwill. In calculating the impairment charge for the remaining intangible assets of $1,050,000 recorded during the fourth quarter of fiscal 2003, the fair value was estimated using the discounted cash flow method. The amount of the impairment primarily reflects the Company's insolvency, the cessation of production, and the fact that the Company is not currently producing significant revenues to cover its cost of operations and continue as a going concern.

NOTE 5   -    PROPERTY AND EQUIPMENT

         The property and equipment consists of the following at March 29, 2003:


                                                  Useful Lives
                                                  ------------
            Building                                        -      $   690,500
            Computer and office equipment        5 to 7 years          124,008
            Land                                          N/A           90,000
            Machinery and equipment                   7 years           80,148
            Vehicles                                        -           53,880
                                                                    -----------
                                                                     1,038,536
            Less: accumulated depreciation                             (35,173)
                                                                  $  1,003,363

         Total depreciation expense for the years ended March 29, 2003 and March 30, 2002 was $181,668 and $50,418, respectively.

         During the year ended March 29, 2003, the Company revised its business plan to concentrate its sales efforts on licensing its proprietary technology to co-packers and licensing its products to distributors. In implementing this strategy, the Company eliminated its entire sales force and is in negotiations with additional co-packers to produce its products. In addition, the Company's manufacturing plant in Clearwater Florida was shut down and is being disposed of.

         The building and land related to the plant had a net book value of $834,011 at March 29, 2003. In September 2003, the Company accepted a bid for the manufacturing plant and land for $850,000. As such, the plant and land have been written down to their fair value of $850,000 less estimated costs of sale of $69,500 at March 29, 2003.

         In connection with the plant shutdown, cessation of production and nonpayment of amounts owed under leases, secured debt and mortgages, the majority of the Company's property and equipment have been repossessed, foreclosed on, donated or otherwise abandoned. Such property and equipment consists of machinery and processing equipment, transportation equipment - pledged, computer and office equipment. These assets had a net book value of $821,084 at March 29, 2003 and were deemed to have fair value of $128,880 at March 29, 2003.

         The impairment loss of $745,715 is included in other income (expense) on the accompanying consolidated statements of operations for the year ended March 29, 2003.

NOTE 6    -   ACCRUED EXPENSES

         Accrued expenses consisted of the following at March 29, 2003:


              Payroll and related costs                $    767,554
              Settlements                                   765,559
              Other                                         455,136
              Interest                                      137,990
              Professional fees                             154,132
              Directors fees                                 40,000
                                                       -------------
                                                       $  2,320,371
                                                       -------------
NOTE 7    -   CONVERTIBLE NOTES PAYABLE

         On October 22, 2001, the Company entered into a series of three convertible promissory notes with Financial Partners Network Corporation in the amount of $100,000, $100,000 and $62,584. The notes were due April 22, 2002 and had an interest rate of 10.5% per year. The notes were convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On August 29, 2002, in consideration for extending the maturity date on the notes, the Company granted warrants to purchase 2,574 shares of the Company's common stock at an exercise price of $2.00 per share expiring May 15, 2005. On January 21, 2003, all three notes, inclusive of accrued interest of $34,464, were converted into 1,710,753 shares of the Company's common stock at a rate of $0.108 per share. The Company also granted warrants to Financial Partners Network Corporation to purchase 2,198 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 10, 2006. In lieu of exercising the warrant by paying the per share warrant price, the holder may execute a cashless exercise in accordance with the formula set forth in the warrant agreement.

         On November 5, 2001, the Company entered into a $100,000 convertible promissory note with an investor. The note is currently in default and was due November 5, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $13,832 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to the investor to purchase 609 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004. The warrants were exercised on January 24, 2003 for a total of $40,000.

         On November 15, 2001, the Company entered into a $200,000 convertible promissory note with the Chief Executive Officer. The note was due May 15, 2002 and had an interest rate of 10.5% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On August 29, 2002, in consideration for extending the maturity date on the note, the Company granted warrants to purchase 1,961 shares of the Company's common stock at an exercise price of $2.00 per share expiring May 15, 2005. On January 21, 2003, the note, including accrued interest of $24,500, was converted into 3,571,424 shares of the Company's common stock at a rate of $0.108 per share.

         On December 21, 2001, the Company entered into a $20,000 convertible promissory note with an investor. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $2,625 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to the investor to purchase 122 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004.

         On December 21, 2001, the Company entered into a $40,000 convertible promissory note with an investor. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $5,250 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted to the investor warrants to purchase 243 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004. On July 30, 2002, in consideration for extending the maturity date on the note to June 21, 2003, the Company granted warrants to purchase 100 shares of the Company's common stock at an exercise price of $48.00 per share expiring May 15, 2005.

         In April 2002, the Company entered into several convertible promissory notes with several investors for a total value of $200,000. The notes are due April 30, 2003 and have an interest rate of 12%. The notes are convertible, at the option of the holders, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. During the year ended March 29, 2003, one investor converted his note into 1,755 shares of the Company's common stock. The balance of the notes were $150,000 at March 29, 2003. Accrued interest of $16,967 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted these investors warrants to purchase a total of 3,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading days immediately prior to the funding date. The warrants are callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrants expire on April 30, 2005. In August 2003, another investor converted his note into 773,333 shares of the Company's common stock at a rate of $0.108 per share.

         On May 15, 2002, the Company entered into an $80,000 convertible promissory note with a director. The note was due August 15, 2002 and had an interest rate of 12.0% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the funding date. The conversion price was subject to adjustment. On August 29, 2002, in consideration for extending the maturity date on the note, the Company granted warrants to purchase 784 shares of the Company's common stock at an exercise price of $2.00 per share expiring May 15, 2005. On January 21, 2003, the note, including accrued interest of $6,180, was converted into 4,440,044 shares of the Company's common stock at a rate of $0.108 per share. The Company also granted warrants to purchase 1,200 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrants to purchase 1,200 shares of the Company's common stock were exercised on August 7, 2002. The Company also had a secured note with this director. On

         August 29, 2002, in consideration for extending the maturity date on the secured note with the director mentioned above, the Company granted warrants to purchase 3,845 shares of the Company's common stock at an exercise price of $2.00 per share expiring May 15, 2005.

NOTE 7    -   CONVERTIBLE NOTES PAYABLE (cont'd)

         On June 4, 2002, the Company entered into a $100,000 convertible promissory note with an investor. The note is due June 4, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $9,867 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to this investor to purchase 1,500 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five day average closing price prior to the funding date. The warrant expires on April 30, 2005.

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

         On July 5, 2002, the Company entered into a $250,000 convertible promissory note with an investor. The note is due July 5, 2003 and does not bear interest, except in the case of default. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the 5 day closing bid prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) $60. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The conversion price is also subject to adjustment so that the number of shares into which the rate is converted does not exceed the number of shares such that, when aggregated with all other shares of common stock then beneficially or deemed beneficially owned by the holder, would result in the holder owning more than 9.999% of all such shares of common stock as would be outstanding on the conversion date. The balance of the note at March 29, 2003 was $250,000. Accrued interest of $15,000 is included in accrued expenses in the accompanying consolidated balance sheet. In August 2003, $30,000 of the note was converted into 500,000 shares of the Company's common stock. The Company also granted warrants to purchase 1,667 shares of the Company's common stock at an exercise price of $72.00 per share. The warrant is callable at the Company's option, provided that the closing bid prices for the five days preceding the date the Company exercises such option exceeds 140% of the warrant exercise price and that an effective registration statement is in place.

NOTE 7    -   CONVERTIBLE NOTES PAYABLE (cont'd)

         On August 4, 2002, the Company entered into a $75,000 convertible promissory note with an investor bearing interest at 10% per annum with principal and all accrued interest payable in full on March 4, 2003. The note is secured by 50,000 shares of the Company's common stock. The holder of the note is entitled, at its option, to convert at any time, the principal amount of the note and accrued interest at a conversion price equal to the latest five-day average of the closing bid price of the Company's common stock into such shares of the Company's common stock. The shares to be issued pursuant to this note shall contain unlimited piggyback registration rights. Any overdue payment of principal on the note shall bear interest at 15% per annum until paid. On February 5, 2003, the Company issued 50,000 shares of its common stock, valued at $85,000 in consideration for extending the maturity date of the note. Accrued interest of $3,750 is included in accrued expenses in the accompanying consolidated balance sheet.

         The proceeds from the issuance of the convertible notes payable with the warrants were allocated between the warrants and the notes payable, based on their relative fair values at the time of issuance. The fair value of the warrants of $459,792 was calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid-in capital and interest and financing expense.

NOTE 8     -NOTES PAYABLE  - SECURED BY ASSETS

         On July 31, 2002, the Company refinanced their manufacturing plant located in Clearwater, Florida. The amount of the mortgage note totaled $420,000. The mortgage note is secured by the underlying building and land. The note was due in monthly installments of principal and interest through 2032 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. At March 29, 2003, the interest rate was 18.00%. Due to the default, the mortgage is now currently due and has been reclassified as a current liability. At March 29, 2003, the outstanding principal balance was $419,806. Accrued interest of $50,400 is included in accrued expenses in the accompanying consolidated balance sheet.

         In May 2002, the Company entered into an agreement with Brickell Bay Capital Fund, LLC ("Brickell Bay") to extend the maturity date of its $300,000 convertible promissory note to October 4, 2002. As part of the agreement, the Company was required to pay past due interest totaling $18,375 and issue warrants to purchase 2,511 shares of the Company's common stock at an exercise price of $65.99 per share. The fair value of the warrants of $290,531 was calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid-in capital and interest and financing expense. Accrued interest of $15,750 is included in accrued expenses in the accompanying consolidated balance sheet. On May 30, 2002, Brickell Bay exercised warrants relating to a previous agreement to purchase 2,511 shares of the Company's common stock for a total consideration of $165,706. In addition, on April 4, 2002, the Company entered into a Collateral Assignment of Rents, Leases and Profits ("Collateral Assignment") with Brickell Bay whereby the Company's manufacturing plant in Clearwater, Florida and land was assigned to Brickell Bay as collateral for the $300,000 note. In June 2003, Brickell Bay filed a foreclosure action against the Company for nonpayment (See Note 14). The balance due to Brickell Bay has been included in notes payable - secured by assets.

         At March 29, 2003, the Company has a note payable and capital leases currently in default aggregating $59,067. Certain vehicles of the Company secure the note and subsequent to year end the note holder is seeking repossession of the vehicles.

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

         In February 2002, the Company raised an additional $965,000 through a private placement of 10,768 shares of common stock at $90 per share.

         The issuance costs associated with these private placements were $515,000 and is reflected in the net proceeds.

         Issuance of Warrants:

NOTE 9     -      STOCKHOLDERS' DEFICIENCY (cont'd)

         In May 2002, the Company granted warrants to purchase 1,500 shares of the Company's common stock at an exercise price equal to the average of the lowest closing 3 day trading prices during the 5 trading days immediately prior to the exercise date, discounted by 25%. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the 5-day average closing price prior to the warrant issue date. The warrants have a term of three years. The Company has valued the warrants at $147 using the Black-Scholes pricing model. The value of the warrants has been recorded as interest and financing expense.

         Issuance of Warrants for Settlement of Debt:

NOTE 9     -      STOCKHOLDERS' DEFICIENCY (cont'd)

         The Company was indebted to a consulting firm for financial consulting and advisory services in the amount of $50,000. The Company entered into an agreement to settle the amount owed for these services and on October 28, 2002, the Company issued warrants to purchase 12,500 shares of the Company's common stock at an exercise price of $8 per share. The warrants have a term of five years. The Company has valued the warrants at $89,691 using the Black-Scholes pricing model. The value of the warrants has been recorded as consulting expense in fiscal 2003.

         Issuance of Common Stock for Settlement of Debt:

         In April 2002, the Company issued 125 shares of its common stock in settlement of debt.

         In January 2003, the Company entered into an agreement with the Chief Executive Officer, a Director and Financial Partners Network Corporation whereby the Company issued a total of 9,722,221 shares of its restricted common stock to such shareholders in satisfaction of all debt, convertible notes, security interest and other equity owed to the shareholders by the Company, which aggregated approximately $1,050,000.

         Issuance of Common Stock and Warrants for Consulting Services:

         In January 2002, the Company issued 110 shares of common stock for services rendered. The Company recorded $7,200 of expense during the year ended March 30, 2002.

         In March 2002, the Company entered into a one-year agreement with a consultant for services to be provided. The Company agreed to issue the consultant 500 shares of its common stock each month. In addition, the Company agreed to pay the consultant up to $600,000 of its common stock over the term of the agreement. The consultant is also entitled to receive additional compensation for other services provided, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the consultant the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. In April 2002, the consultant exercised her right to purchase 500 shares of the Company's common stock. The Company has valued the warrants at $214 using the Black-Scholes Pricing Model. The value of the warrants has been expensed.

         In March 2002, the Company entered into a one-year agreement with a consulting firm for services to be provided. The Company agreed to issue the firm 500 shares of its common stock each month. In addition, the Company agreed to pay the firm up to $600,000 of its common stock over the term of the agreement. The firm is also entitled to receive additional compensation upon the occurrence of certain events, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the firm the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. On January 15, 2003, the Company entered into another agreement with the same consulting firm for a period of six months. The Company agreed to pay the firm an amount of common stock in an amount not less than 7.00% of the fully diluted post recapitalization shares of the Company. The firm was issued 718,553 common shares valued at $1,221,540 under this agreement, which is being expensed over the term of the agreement. During fiscal 2003, the consulting firm exercised its right to purchase 1,125 shares of the Company's common stock. The Company has valued the warrants at $160 using the Black-Scholes Pricing Model. The value of the warrants has been expensed.

         In March 2002, the Company entered into a six-month consulting agreement with another consulting firm for services to be provided. The agreement automatically renewed on a month-to-month basis. During the year ended March 29, 2003, this contract was terminated. The Company was required to pay a monthly retainer of $3,750. In addition, the Company agreed to pay the consultant an amount not less than 2.9% of the Company's fully diluted shares of common stock. The Company also agreed to issue the consulting firm a warrant to purchase an additional 2.9% of the Company's fully diluted shares of common stock, exercisable for five years, at an exercise price of $1.00. Should the agreement be terminated prior to the end of its term, the compensation vests pro-rata. In addition to any amounts payable to the consulting firm noted above, the consulting firm shall also be paid additional compensation in connection with certain transactions and events as defined in the

NOTE 9     -      STOCKHOLDERS' DEFICIENCY (cont'd)

         agreement. The Company issued 8,440 shares of its common stock, valued at $354,456, in connection with the agreement during the year ended March 29, 2003. In addition, on August 29, 2002, the Company granted warrants to purchase 9,564 shares of the Company's common stock at an exercise price of $200 per share expiring August 29, 2007. The Company has valued the warrants at $322,508 using the Black-Scholes Pricing Model. The value of the warrants has been expensed.

         In April 2002, the Company entered into a consulting agreement with a current shareholder of the Company, whereby the consultant agreed to serve as a member of the Board of Directors of the Company and assist the Company in increasing shareholders equity. The consultant is to provide services to the Company for as long as he is a duly elected member of the Board of Directors. Compensation was $5,000 per month and the consultant was eligible to earn a bonus equal to one percent of net increases in shareholder equity, measured by market capitalization, as defined in the agreement. The bonus was payable 10% in cash and 90% in the Company's common stock. In September 2002, a new agreement was entered into, whereby the consultant agreed to continue to serve as a member of the Board of Directors of the Company and assist the Company in increasing shareholders equity. The consultant is to provide services to the Company for as long as he is a duly elected member of the Board of Directors. Compensation is $5,000 per month in the form of cash or free-trading S-8 shares of the Company's common stock. If common stock is to be issued, they are to have a 25% discount to the closing price on the date of issue.

         In April 2002, the Company issued 148 shares of its common stock to a consultant for services to be provided, valued at $23,680.

         In April 2002, the Company issued 109 shares of its common stock to a consultant for services to be provided, valued at $17,440.

         In April 2002, the Company issued 150 shares of its common stock to a consultant for services to be provided, valued at $21,600. In addition, on April 10, 2002, the Company also agreed to pay the consultant $6,000 per month, beginning April 1, 2002, as a consulting fee on an annual basis, which will be applied against media expenditures. Should no media be placed, the $6,000 monthly consulting fee will be paid to the consultant. On April 29, 2002, the Company also agreed to set up a production account with the consultant to cover various media-related expenses to be incurred on behalf of the Company. The Company will issue approximately $100,000 worth of restricted common stock to the consultant to fund this account. The consultant is to liquidate the stock as needed to pay for various media purchases made on behalf of the Company. The consultants handling of the production account is currently being reviewed by the Company.

         In June 2002, the Company entered into a three month consulting agreement with a consultant for services to be provided. The Company agreed to pay the consultant 4,500 shares of its unrestricted common stock, which vest pro-rata over the life of the agreement. On August 30, 2002, the agreement was amended such that the Company agreed to issue the consultant 7,500 shares of unrestricted common stock, which vest pro-rata over the life of the agreement. The agreement was further modified to extend the term to eight months. As of March 29, 2003, 375 shares are owed to the consultant.

         In July 2002, the Company entered into an amended consulting agreement with a consultant for services to be provided. In consideration for these services, the Company issued warrants to purchase up to $300,000 of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. The warrants expire one year from the date of the agreement. During fiscal 2003, the consultant exercised his right to purchase 1,470,000 shares of the Company's common stock.

         In August 2002, the Company entered into a six-month agreement with a consultant whereby the consultant would provide the Company services in connection with marketing, public relations, strategic planning and business opportunities for the Company. The Company is required to pay the consultant a fee of 2,500 shares of the Company's common stock and a warrant to purchase 1,250 shares of the Company's stock at a purchase price equal to 120% of the closing market price of the Company's common stock on the date of the agreement. The Company has valued the warrants at $18,657 using the Black-Scholes Pricing Model. The value of the warrants has been expensed.

NOTE 9     -      STOCKHOLDERS' DEFICIENCY (cont'd)

         In August 2002, the Company issued warrants to a consultant for services to be provided to purchase 25,000 shares of the Company's common stock at an exercise price of $20 per share. The warrants have a term of one year. The warrants were exercised during the year ended March 29, 2003. In November 2002, the Company issued additional warrants to the same consultant for services to be provided to purchase 25,000 shares of the Company's common stock at an exercise price equal to a 40% discount to the closing price on the day of notice. As of March 29, 2003, 3,792 warrants were exercised. The warrants have a term of six months.

         In September 2002, the Company issued warrants to a consultant for services to be provided to purchase 30,000 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance. At the same time, the Company entered into a Stock Option Purchase Agreement with this consultant whereby the consultant has the option to purchase up to 30,000 shares of the Company's common stock at a 40% discount to the closing bid price of the Company on the day of notice of execution. The option expires six months from the date of the agreement. In November 2002, the Company issued additional warrants to the consultant for services to be provided to purchase 62,500 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance. The consultant has exercised a total of 81,500 warrants during the year ended March 29, 2003. The Company has valued the warrants at $802 using the Black-Scholes pricing model. The value of the warrants has been expensed.

         In September 2002, the Company issued 158 shares of its common stock to a consultant for services to be provided valued at $1,300.

         In September 2002, the Company entered into a consulting agreement with a consultant for services to be provided. Under the agreement, the Company issued 125 shares of its common stock valued at $1,025.

         In September 2002, the Company entered into a consulting agreement with a consultant for services to be provided. Under the agreement, the Company issued 163 shares of its common stock valued at $1,333.

         In September 2002, the Company issued 145 shares of its common stock to a consultant for services to be provided valued at $1,193.

         In March 2003, the Company entered into a three-month consulting agreement with a consulting firm for services to be provided commencing March 15, 2003. The Company irrevocably paid the consultant 50,000 shares of its restricted common stock valued at $22,000. The Company has three options to extend the agreement for three months each. For each additional three-month period, the Company shall pay the consultant $1,500 and $15,000 worth of the Company's common stock. The shares issued to the consultant will have a one-year hold from the date of issuance, March 15, 2003. In the event that the consultant is unable to sell the shares after the one-year hold, resulting from the Company's neglect, as defined in the agreement, the Company is required to issue "penalty shares" as defined in the agreement. On
         June 17, 2003, the Company entered into an extension agreement whereby both parties agreed to extend the contract to September 17, 2003. For this extension, the Company agreed to issue the consulting firm 150,000 shares of its common stock valued at $13,500. The shares have a one-year hold from the date of issuance. All other terms and conditions from the prior contract remain unchanged.

         Marketing Agreement:

         On January 20, 2003, the Company entered into a six-month Strategic Marketing Agreement with ChampionLyte Holdings, Inc. ("ChampionLyte") whereby the Company agreed to issue shares equal to $125,000 per month of its common stock to ChampionLyte. The shares were to be fully paid and non-assessable and bear no restrictive legend. ChampionLyte was to issue the Company 50,000 shares of its restricted stock per month under the agreement. These shares were to carry piggyback registration rights. ChampionLyte was also to pay the Company up to $100,000 per month for services to be rendered by the Company relating to the use of their beverage knowledge and distributing the other firm's beverage product, as well as for any and all expenses incurred on its behalf. In connection with the agreement, the Company received 50,000 shares of ChampionLyte common stock, valued at $5,500. The stock is classified as available for sale and is included in marketable securities in the accompanying consolidated balance sheet. Subsequent to March 29, 2003, the Company issued 1,715,000 shares of its common stock valued at $157,900 to ChampionLyte. On May 20, 2003, the Company and ChampionLyte mutually agreed to terminate this agreement.

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
                                                                ================

           Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to the difference between the financial statement and income tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax bases differential are computed at a rate of 15% federal and 6% state and local pursuant to "SFAS" No. 109, Accounting for Income Taxes.

           The tax effect of significant items comprising the Company's net non-current deferred tax assets and liabilities are as follows:

                                                                                        March 29, 2003
                                                                                        ---------------
                              Net operating loss carryfowards                           $    2,100,000
                              Stock compensation                                             1,030,600
                              Asset impairment                                               3,801,500
                              Valuation allowance                                           (6,932,100)
                                                                                        ---------------
                              Deferred non-current tax asset                                         -
                                                                                        ---------------
                              Depreciable assets                                                     -
                                                                                        ---------------
                              Deferred non-current tax liability                                     -
                                                                                        ---------------
                              Net non-current deferred tax asset                        $            -
                                                                                        ===============

           Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry forwards will be realized. Accordingly, the Company has provided a 100% valuation allowance against the deferred tax asset in the consolidated balance sheet at March 29, 2003.

           The Company files separate tax returns for federal and state purposes. As such, income tax is based on the separate taxable income or loss of each entity. The Company has not filed its income tax returns for the years ended March 29, 2003 or March 30, 2002. Since the Company has not filed its tax returns for several years, management has estimated the Company's net operating loss carry forwards available to offset future taxable income to be approximately $9,000,000, of which some of the loss will be subject to Internal Revenue Code Section 382 limitations.

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

         Transactions:

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

         On March 29, 2003, the Company accrued expenses of $144,838 for disbursements paid by a director on behalf of the Company for operating expenses and payroll. In addition, the Company accrued $10,000 for directors fees due the director.

         On March 29, 2003, the Company accrued $25,000 for directors fees due another director.

         As of March 29, 2003 the Company owed the CEO $54,296 for disbursements made by the CEO on behave of the Company for operational expenses.

         As of March 29, 2003, the Company owed the daughter of the CEO $28,682 for services rendered.

NOTE 12   -       STOCK OPTION PLAN

         In April 2001, the Company adopted a Stock Option Plan intended to provide officers, directors, key employees and consultants of the Company an opportunity to acquire stock in the Company. As of March 30, 2002, 1,732,383 options to purchase shares at $0.33 per share had been issued and 900,000 options to purchase shares at $0.01 per share had been issued. During the year ended March 29, 2003, the 900,000 options were exercised and the 1,732,383 options were canceled due to terminations. The fair value of the options on the grant date was calculated using the Black-Scholes Option Pricing Model. As of March 29, 2003, no options were outstanding (See note 15 for subsequent events).

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had the compensation cost for stock option grants to the Company's employees been determined by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have increased for the year ended March 30, 2002 as presented in the table below. Using the Black-Scholes Option Pricing Model, the Company's pro forma net loss is as follows:

                                                             2002
                                                            -------
                  Pro Forma Net Loss                      $   (4,653,620)
                  Pro Forma Net Loss Per Share            $        (0.20)
                  Risk Free Interest Rate
                                                                    5.71%
                  Expected Lives                                2  Years
                  Expected Volatilit                                None

         For purposes of these pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period.

NOTE 13    -      RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 13    -      RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

         Litigation:

         A former officer of Aqua Clara filed suit against Aqua Clara for approximately $227,000 of accrued wages, loans that took the form of a mortgage on the property, and other damages. This claim also sought 1,350,000 shares of the Company's common stock. At March 30 2002 the Company had provided approximately $180,000 related to the accrued wages, loans and other damages in the accompanying financial statements, which was accrued by Aqua Clara prior to the acquisition. However, the Company asserts that all or a majority of the number of common shares due was a frivolous claim and did not include any amount related to these shares in the related financial statements. In September 2003 the Company settled this suit for $450,000. The terms include 16 monthly installment payments and 3,000,000 shares of S-8 common stock of the Company to be escrowed as collateral, to be released upon satisfaction of the settlement amount. The $450,000 settlement amount is included in accrued expenses at March 29, 2003 and $270,000 is included in settlements in other income and expense in the accompanying consolidated statements of operations.

         During the fiscal year ended March 29, 2003 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company, including some having received default judgments. The unsettled claims aggregate approximately $180,000. The Company has included in accrued expenses at March 29, 2003 approximately $154,000 of these settlements based on this assessment, certain of the balances were previously included as accounts payable. During the fiscal year ended March 29, 2003 and subsequent to such, various former employees of the Company and certain related Company's have filed actions against the Company to recover severance pay, back wages, personal property and interest. One such group of claims has obtained a judgment against the Company's bottling equipment and is forcing a disposition of the equipment through an auction. The unsettled claims aggregate approximately $985,000. The Company has included in accrued expenses at March 29, 2003 approximately $792,000 as a contingency related to these unsettled claims, actions and judgments based on the Company's and counsel's assessments.

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

         Subsequent to the year ended March 29, 2003, the Company entered into settlement agreements with certain professionals, consultants, vendors and former employees. These settlements aggregate approximately $428,000 and are included in accrued expenses at March 29, 2003.

         The Company is a defendant in an action commenced by an individual and a related company, which action was filed on June 6, 2003. The Plaintiff in this action served a 13-count complaint, which includes claims of breach of contract, ejectment and foreclosure of a security agreement. Further, the Plaintiff is claiming that he is entitled to receive shares of Preferred Stock of the Company, which are convertible into 15% of the issued and outstanding shares of the Company. The Plaintiff has not specified an amount of damages. The satisfaction of the conditions upon which the Company agreed to issue such shares and the consideration for the issuance of such shares are in dispute. Accordingly, the Company believes the individual is no longer entitled to receive such shares. The Company and counsel handling the action believe that the Company will prevail in the defense of these transactions due to the Plaintiff's failure to satisfy its consideration obligations. Although the Company believes that such action is without merit, and it is vigorously defending such action, there can be no assurance that such action will not be successful.

NOTE 14    -      COMMITMENTS AND CONTINGENCIES (cont'd)

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
                                             =====================

         Total rent expense under the operating lease for the years ended March 29, 2003 and March 30, 2002 was $126,000 and $86,000, respectively.
         During the year ended March 29, 2003, the Company occupied a different leased office space which was abandoned. A final judgment is currently held by the lessor and the Company is seeking to settle this matter. Included in accrued expenses is in an amount related to this matter.

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

         As a result of the above, the Company recognized $1,342,000 in settlement expense, of which $1,092,000 was recognized during the year ended March 29, 2003 and $250,000 was recognized during the year ended March 30, 2002. The Company recognized $1,342,000 in exclusive license agreement revenue, related to the new agreement. Such amounts are included in settlements in other income and expense in the accompanying consolidated statements of operations.

         The Company also recognized under the prior agreement $371,999 in net revenues during the year ended March 29, 2003 and $39,001, was recognized during the year ended March 30, 2002.

NOTE 15    -      SUBSEQUENT EVENTS (cont'd)

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

         In April 2003, the Company granted options to purchase 9,250,000 shares of the Company's common stock under the Plan. The options are fully vested as of the grant date and have an exercise price of $0.01.

         In April 2003, the Company's Board of Directors approved the 2003 Stock Incentive Plan ("2003 Plan"). The purpose of the 2003 Plan is to provide long-term incentives and rewards to employees, directors, independent contractors or agents; assist the Company in attracting and retaining such persons; and associate the interests of such persons with those of the Company's stockholders. The 2003 Plan is to be administered by the Board of Directors and the maximum number of shares issueable under the 2003 Plan may not exceed 3,500,000 shares of the Company's common stock. No shares have been issued under the 2003 Plan.

         Consulting Agreements:

         In April 2003, the Company entered into an agreement with a lawyer for services rendered and services to be rendered. In exchange for providing legal services to the Company and as payment for services already provided amounting to $45,000, the lawyer received 750,000 shares of the Company's S-8 common stock valued at $120,000. The lawyer is required to sell the shares and the net proceeds to be applied as a credit against the balance due. In the event there is an excess of proceeds, the consultant is required to credit the Company for future legal services.

NOTE 15    -      SUBSEQUENT EVENTS (cont'd)

         In April 2003, the Company entered into a consulting agreement with a consultant for services to be provided. The initial term of the engagement is for six months and will automatically renew on a month-to-month basis. In consideration for services to be provided, the consultant will receive 1,500,000 shares of the Company's unrestricted common stock valued at $105,000.

         In April 2003, the Company entered into a consulting agreement with a consulting firm for services to be provided. The initial term of the engagement is for six months and will automatically renew on a month-to-month basis. In consideration for services to be provided, the consulting firm will receive 500,000 shares of the Company's unrestricted common stock valued at $35,000.

         In April 2003, the Company issued 300,000 shares of its common stock valued at $36,000 to a consultant for legal services provided and to be provided. Following the issuance of the shares, the consulting firm will sell the shares on the open market. The net proceeds shall be applied as a credit against any outstanding legal fees and the excess, if any, shall be applied as a credit against future legal fees.

         In April 2003, the Company entered into a consulting agreement with a consultant for services provided and to be provided. In exchange for providing consulting services to the Company and as payment for services already provided amounting to $27,000, the consultant received 500,000 shares of the Company's S-8 common stock valued at $60,000. 200,000 shares are to be issued directly to the consultant. An additional 300,000 shares shall be issued and held by the Company until the consultant complies with the provisions of the agreement and it is determined that the balance owed is not satisfied. If the balance owed is not deficient, the Company shall return the 300,000 shares to its treasury. The consultant is required to sell the shares on the open market and apply the net proceeds as a credit against the balance due. In the event that the balance due is not paid in full from the net proceeds, then the Company will undertake to issue additional shares of its common stock, and to register such shares pursuant to an S-8 registration, so that additional installments of shares can be issued to the consultant to satisfy the remaining balance. In the event there is an excess of proceeds, the consultant is required to credit the Company for future consulting services.


         In May 2003, the Company issued 1,250,000 shares of its common stock valued at $125,000 to a consultant for services to be provided over one year. Effective June 23, 2003, the Company amended its consulting agreement with the consultant, whereby the consultant agreed to provide additional services to the Company in exchange for 3,000,000 shares of the Company's common stock valued at $300,000.

         In May 2003, the Company issued 1,000,000 shares of its common stock valued at $100,000 to a consultant for services to be provided over one year.

         In May 2003, the Company issued 500,000 shares of its common stock valued at $50,000 to a consultant for services to be provided. Following the issuance of the shares, the consultant will sell the shares on the open market. The net proceeds shall be applied as a credit against the fees incurred for services rendered. In the event that the balance has not been paid in full from the net sale proceeds of the shares, the Company will issue additional shares of its common stock to the consultant. In the event that there is excess, it shall be applied as a credit for future consulting services.

         In May 2003, the Company entered into a six-month Attorney/Client Agreement with an attorney for certain legal services to be provided. The Company agreed to issue 250,000 shares of unrestricted S-8 common stock valued at $30,000 upon execution of the agreement.

NOTE 15    -      SUBSEQUENT EVENTS (cont'd)

         In June 2003, the Company entered into a Settlement Agreement with Michael Berry whereby the Company agreed to pay $87,000 in satisfaction of debt.

         In July 2003, the Board of Directors approved a resolution for the creation of the Company's 2003 Stock Incentive Plan #1 which includes the issuance of a total of 2,710,750 shares of the Company's common stock pursuant thereto and the filing of an S-8 Registration Statement to register the Plan. No shares have been issued under this plan.

         In July 2003, the Company and one of its directors entered into a Mutual Release Agreement, whereby the Company and the director mutually agreed to terminate and release each other from their current relationship for a consideration of $5,000.

         In July 2003, the Company entered into a consulting agreement with a consultant for services to be provided. The agreement expires July 18, 2005. As consideration for the services to be provided, upon filing of Form SB-2 registration statement with the Securities and Exchange Commission, the Company will issue the consultant sufficient shares of the Company's common stock such that the consultant will own 15% equity in the Company. Such equity shall be calculated based upon all currently outstanding shares exclusive of options or warrants.