Form 10-Q
period 2003-06-30
BEVSYSTEMS INTERNATIONAL INC
filed 2003-09-16
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 For the quarterly period
                               ended June 29, 2003

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         BEVSYSTEMS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

        Florida                                            84-1352529
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)



                              1315 Cleveland Street
                            Clearwater, Florida 33755
                    (Address of principal executive offices)

                                 (786) 425-0811
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 8, 2003 there were 38,283,323 shares of common stock, par value $0.0001 per share, of the issuer outstanding.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                 Page

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements.                                                                    F-1

Item 2. Management's Discussion and Analysis or Plan of Operation.                               1
Item 3. Controls and Procedures.                                                                 6

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.                                                                       6

Item 2. Changes in Securities and Use of Proceeds.                                               7

Item 3. Defaults Upon Senior Securities.                                                         9

Item 4. Submission of Matters to a Vote of Security Holders.                                     9

Item 5. Other Information.                                                                       9

Item 6. Exhibits and Reports on Form 8-K.                                                        9

SIGNATURES                                                                                       10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX
                                  JUNE 28, 2003

                                                                                            Page Number

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at June 28, 2003                                       F-2 to F-3
            (unaudited) and March 29, 2003

         Consolidated Statement of Operations for the three months
               ended June 30, 2003 (unaudited) and June 30, 2002                                  F-4

         Consolidated Statement of Changes in Shareholders' Deficiency
           for the three months ended June 28, 2003 (unaudited)                                   F-5

         Consolidated Statement of Cash Flows for the three months
           ended June 28, 2003 and June 30, 2002 (unaudited)                                F-6 to F-7

         Notes to Consolidated Financial Statements                                         F-9 to F-32

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 28, 2003

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX
                                  JUNE 28, 2003

                                                                                            Page Number

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at June 28, 2003                                       F-2 to F-3
            (unaudited) and March 29, 2003

         Consolidated Statement of Operations for the three months
               ended June 30, 2003 and June 30, 2002 (unaudited)                               F-4

         Consolidated Statement of Changes in Shareholders' Deficiency
           for the three months ended June 28, 2003 (unaudited)                                F-5

         Consolidated Statement of Cash Flows for the three months
           ended June 28, 2003 and June 30, 2002 (unaudited)                                F-6 to F-7

         Notes to Consolidated Financial Statements                                         F-8 to F-32

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 28, 2003



                                                      ASSETS

                                                                                   June 28, 2003
                                                                                    (unaudited)          March 29, 2003
                                                                                    ------------         ------------
Current assets:
     Cash and cash equivalents                                                      $       443          $       136
     Accounts receivable, net
     Marketable securities                                                                    -                    -
                                                                                         14,500                5,500
                                                                                    ------------         ------------

          Total current assets
                                                                                         14,943                5,636
                                                                                     -----------         ------------

Property and equipment, net                                                             997,819            1,003,363
                                                                                     -----------         ------------

          Total assets                                                              $ 1,012,762          $ 1,008,999
                                                                                    ============         ============

   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 28, 2003



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                                                                    June 28, 2003
                                                                                     (unaudited)        March 29, 2003
                                                                                   ---------------      ---------------
Current liabilities:
     Accounts payable                                                               $   1,662,836        $   1,665,132
     Accrued expenses                                                                   2,451,075            2,320,371
     Convertible notes payable                                                            785,000              785,000
     Notes payable secured by assets                                                      778,873              778,873
     Deferred revenue                                                                      80,670               94,170
                                                                                   ---------------      ---------------


          Total current liabilities                                                     5,758,454            5,643,546
                                                                                   ---------------      ---------------


Commitments and contingencies

Shareholders' deficiency:
     Preferred stock; no par value, 5,000,000 shares authorized; 100 shares issued and outstanding nonvoting and convertible
       into 874 shares of common stock                                                     74,601               74,601
     Common stock; $.0001 par value, 650,000,000 shares
       authorized;21,170,742 and, 11,311,272 issued and outstanding                         2,117                1,132
     Additional paid-in capital                                                        30,994,770           30,064,193
     Unearned services                                                                  (325,874)             (629,067)
     Accumulated comprehensive income                                                       9,000                    -
     Accumulated deficit                                                             (35,500,306)          (34,145,406)
                                                                                   ---------------      ---------------

          Total shareholders' deficiency                                              (4,745,692)           (4,634,547)
                                                                                   ---------------      ---------------

Total liabilities and shareholders' deficiency                                      $   1,012,762        $   1,008,999
                                                                                   ===============      ===============


   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED JUNE 28, 2003 AND JUNE 30, 2002

                                                                                  2003                        2002
                                                                            ---------------            ---------------

Net revenues                                                                 $      15,967             $      213,322

Cost of  revenues                                                                      315                    165,700
                                                                            ---------------            ---------------

Gross profit (loss)                                                                 15,652                     47,622
                                                                            ---------------            ---------------
Operating expenses:
    Selling and marketing                                                                -                    597,506

    General and administrative                                                   1,357,300                  2,185,543
                                                                            ---------------            ---------------

             Total operating expenses                                            1,357,300                  2,783,049
                                                                            ---------------            ---------------

Loss before other income (expense)                                              (1,341,648)                (2,735,427)
                                                                            ---------------            ---------------

Other income (expense):
     Interest and financing expense                                                (41,175)                  (183,416)

     Other income                                                                   27,923                          -
                                                                            ---------------            ---------------
            Total other income (expense)                                           (13,252)                  (183,416)
                                                                            ---------------            ---------------

Net loss                                                                        (1,354,900)                (2,918,843)

Other comprehensive income (loss):

      Net unrealized gain on securities                                              9,000                          -
                                                                            ---------------            ---------------
Comprehensive loss                                                           $  (1,345,900)            $   (2,918,843)
                                                                            ===============            ===============

Basic loss per common share                                                  $       (0.07)            $       (13.65)
                                                                            ===============            ===============


Weighted average common shares outstanding                                      18,575,340                    213,856
                                                                            ===============            ===============

   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                    FOR THE THREE MONTHS ENDED JUNE 28, 2003


                           Common Stock, $.0001 par
                                  value
                                                    Additional                           Accumulated
                           Number of                Paid-in       Preferred    Unearned  Comprehensive Accumulated
                           Shares       Amount      Capital       Stock        Services  Income        Deficit       Total
                         ------------ ------------ ------------ ------------ ----------- ------------ ------------ ------------

Balance at March 29,
2003                      11,311,272  $     1,132  $30,064,193  $    74,601  $ (629,067)   $       -  $(34,145,406)$(4,634,547)

Common stock issued for
services and financing     7,714,586          771      763,849            -    (356,000)           -             -     408,620

Common stock issued for
settlement of payables     2,144,884          214      166,728            -     (33,000)           -             -     133,942

Amortization of unearned
services                           -            -            -            -     692,193            -             -     692,193

Change in unrealized gain
on marketable Securities           -            -            -            -           -        9,000             -       9,000

Net loss for the three
months ended June 28,
2003                               -            -            -            -           -            -    (1,354,900) (1,354,900)
                         ------------ ------------ ------------ ------------ ----------- ------------ ------------ ------------
Balance at June 28, 2003  21,170,742 $      2,117  $30,994,770  $    74,601  $ (325,874)   $   9,000  $(35,500,306)$(4,745,692)
                         ============ ============ ============ ============ =========== ============ ============ ============

   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED JUNE 28, 2003 AND JUNE 30, 2002

                                                                                        2003                2002
                                                                                 -----------------   -----------------
Cash flows from operating activities:
  Net loss                                                                      $      (1,354,900)  $      (2,918,843)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                                          5,544              48,628
      Amortization of unearned services                                                   692,193                   -
      Amortization of debt discount                                                             -              81,290
      Issuance of common stock for services and financing                                 418,369           2,237,407
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable                                                -             (20,721)
      Decrease (increase) in inventory                                                          -             (28,113)
      Decrease (increase) in prepaid expenses and other current assets                          -              12,256
      Increase in accounts payable and accrued expenses                                   252,601             (69,127)
      Decrease in deferred revenue                                                        (13,500)                  -
                                                                                 -----------------   -----------------

        Net cash provided by (used in) operating activities                                   307            (657,223)
                                                                                 -----------------   -----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                         -             (31,138)
                                                                                 -----------------   -----------------
           Net cash used in investing activities                                                -             (31,138)
                                                                                 -----------------   -----------------

Cash flows from financing activities:
     Proceeds from notes payable and shareholder advances                                       -             131,000
     Repayments of notes payable                                                                -            (326,114)
     Proceeds from issuance of convertible notes payable                                        -             490,000
     Proceeds from exercise of stock options                                                    -              14,500
     Net proceeds from exercise of warrants                                                     -             467,887
                                                                                 -----------------   -----------------

        Net cash provided by financing activities                                               -             777,273
                                                                                 -----------------   -----------------

Net increase in cash and cash equivalents                                                     307              88,912

Cash and cash equivalents, beginning period                                                   136               8,296
                                                                                 -----------------   -----------------

Cash and cash equivalents, end of year period                                    $            443   $          97,208
                                                                                 =================   =================

   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE THREE MONTHS ENDED JUNE 28, 12003 AND JUNE 30, 2002(cont'd)

Supplemental disclosure of non-cash information:                                      2003                2002
                                                                                -----------------   ---------------
     Cash paid during the year for:
           Interest                                                             $              -    $       34,948
                                                                                =================   ===============
           Income taxes                                                         $              -    $            -
                                                                                =================   ===============

Schedule of non-cash investing and financing activities:

     Issuance of common stock for services                                      $        389,000    $            -
                                                                                =================   ===============

     Stock issued in connection with the settlement of trade payables           $        124,193    $      419,194
                                                                                =================   ===============

     Stock issued in connection with conversion of notes payable                $              -    $       68,912
                                                                                =================   ===============


     Stock issued in connection with prepaid expenses                           $              -    $      123,188
                                                                                =================   ===============

   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 28, 2003
                                   (UNAUDITED)


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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 28, 2003 and the results of the operations and cash flows for the three months ended June 28, 2003 and June 30, 2002. The results for the three months ended June 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending March 29, 2004. The balance sheet at March 29, 2003 has been derived from the audited financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations.

         These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended March 29, 2003 as included in the Company's report on Form 10-KSB filed on September 15, 2003.

         Loss per common share is computed pursuant to Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.

NOTE 3 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a shareholder's deficit. At June 28, 2003 and March 29, 2003, the Company's accumulated deficit was $35,500,306 and $34,145,406, respectively and its working capital deficiency was $5,743,511 and $5,637,910, respectively. For the years ended March 29, 2003 and March 30, 2002, the Company had a net loss from operations of $29,560,198 and $4,585,208, respectively. In addition, the Company is in default of its debt agreement for nonpayment and certain debtors have filed actions against the Company, including foreclosing property. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                           DESCRIPTION                      AMOUNT
                           -----------                  -------------
                           Customer relations           $    400,000
                           Process technology              3,887,000
                           Trademarks                        830,000
                           Goodwill                          796,490
                                                        -------------

                                                         $ 5,913,490
                                                        =============

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

                           DESCRIPTION                         AMOUNT
                           ---------------                  ---------------
                           Land                             $       90,000
                           Building                                784,454
                           Equipment                               757,665
                           Goodwill                             11,149,542
                           Trademarks                              910,000
                           Customer relations                      140,000
                                                            ---------------
                                                            $   13,831,661
                                                            ===============

         The Company obtained an independent valuation of the assets of Aqua Clara in order to determine the fair value of the assets purchased at February 25, 2002. Subsequent to the purchase, the Company obtained additional independent valuations of the assets and determined that the above assets were impaired. Based upon the valuations, the Company recorded a one-time non-cash charge of $12,199,542 to write off the carrying value of its intangible assets during the year ended March 29, 2003. In calculating the impairment charge for goodwill of $11,149,542 recorded during the second quarter of fiscal 2003, the fair value was estimated using quoted market prices. The amount of the impairment primarily reflects the decline in the Company's stock price since the acquisition of the goodwill. In calculating the impairment charge for the remaining intangible assets of $1,050,000 recorded during the fourth quarter of fiscal 2003, the fair value was estimated using the discounted cash flow method. The amount of the impairment primarily reflects the Company's insolvency, the cessation of production, and the fact that the Company is not currently producing significant revenues to cover its cost of operations and continue as a going concern.

NOTE 5 - MARKETABLE SECURITIES

         Marketable securities, which consist of equity securities, have been categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Marketable securities available for current operations are classified as current assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' deficiency until realized. For the period ended June 28, 2003, the unrealized gain on marketable securities was $9,000. For purposes of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification.

NOTE 6 - ACCRUED EXPENSES

         Accrued expenses consisted of the following at June 28, 2003 and March 29, 2003:

                                                                     June 28, 2003                  March 29, 2003
                                                                     --------------                 --------------
              Payroll and related costs                               $     804,302                    $   767,554
              Settlements                                                   641,366                        765,559
              Other                                                         562,110                        455,136
              Interest                                                      179,165                        137,990
              Professional fees                                             194,132                        154,132
              Directors fees                                                 70,000                         40,000
                                                                     --------------                 --------------
                                                                     $    2,451,075                    $ 2,320,371
                                                                     ==============                 ==============

NOTE 7 - CONVERTIBLE NOTES PAYABLE

         On October 22, 2001, the Company entered into a series of three convertible promissory notes with Financial Partners Network Corporation in the amount of $100,000, $100,000 and $62,584. The notes were due April 22, 2002 and had an interest rate of 10.5% per year. The notes were convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On August 29, 2002, in consideration for extending the maturity dates on the notes, the Company granted warrants to purchase 2,574 shares of the Company's common stock at an exercise price of $2.00 per share expiring May 15, 2005. On January 21, 2003, all three notes, inclusive of accrued interest of $34,464, were converted into 1,710,753 shares of the Company's common stock at a rate of $0.108 per share. The Company also granted warrants to Financial Partners Network Corporation to purchase 2,198 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 10, 2006. In lieu of exercising the warrant by paying the per share warrant price, the holder may execute a cashless exercise in accordance with the formula set forth in the warrant agreement.

         On November 5, 2001, the Company entered into a $100,000 convertible promissory note with an investor. The note is currently in default and was due November 5, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $16,457 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to purchase 609 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004. The warrants were exercised on January 24, 2003 for a total of $40,000.

         On November 15, 2001, the Company entered into a $200,000 convertible promissory note with the Chief Executive Officer ("CEO"). The note was due May 15, 2002 and had an interest rate of 10.5% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On August 29, 2002, in consideration for extending the maturity date on the note, the Company granted warrants to purchase 1,961 shares of the Company's common stock to the CEO at an exercise price of $2.00 per share expiring May 15, 2005. On January 21, 2003, the note, including accrued interest of $24,500, was converted into 3,571,424 shares of the Company's common stock at a rate of $0.108 per share.

         On December 21, 2001, the Company entered into a $20,000 convertible promissory note with an investor. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $3,150 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to the investor to purchase 122 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004.

         On December 21, 2001, the Company entered into a $40,000 convertible promissory note with an investor. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $6,300 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to purchase 243 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004. On July 30, 2002, in consideration for extending the maturity date on the note to June 21, 2003, the Company granted warrants to the investor to purchase 100 shares of the Company's common stock at an exercise price of $48.00 per share expiring May 15, 2005.

         In April 2002, the Company entered into several convertible promissory notes with several investors for a total value of $200,000. The notes are due April 30, 2003 and have an interest rate of 12%. The notes are convertible, at the option of the holders, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. During the year ended March 29, 2003, one investor converted his note into 1,755 shares of the Company's common stock. The balance of the notes were $150,000 at June 28, 2003. Accrued interest of $21,467 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted these investors warrants to purchase a total of 3,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading days immediately prior to the funding date. The warrants are callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrants expire on April 30, 2005. In August 2003, another investor converted his note into 773,333 shares of the Company's common stock at a rate of $0.108 per share.

         On May 15, 2002, the Company entered into an $80,000 convertible promissory note with a director. The note was due August 15, 2002 and had an interest rate of 12.0% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the funding date. The conversion price was subject to adjustment. On August 29, 2002, in consideration for extending the maturity date on the note, the Company granted warrants to purchase 784 shares of the Company's common stock at an exercise price of $2.00 per share expiring May 15, 2005. On January 21, 2003, these notes, including accrued interest of $6,180, were converted into 4,440,044 shares of the Company's common stock at a rate of $0.108 per share. The Company also granted to the director warrants to purchase 1,200 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrants to purchase 1,200 shares of the Company's common stock were exercised on August 7, 2002. On August 29, 2002, in consideration for extending the maturity date of a secured note with this director, as mentioned above, the Company granted warrants to purchase 3,845 shares of the Company's common stock at an exercise price of $2.00 per share expiring May 15, 2005.

         On June 4, 2002, the Company entered into a $100,000 convertible promissory note with an investor. The note was due June 4, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $12,867 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to this investor to purchase 1,500 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrant expires on April 30, 2005.

         On June 27, 2002, the Company entered into a $50,000 convertible promissory note with an investor. The note is due April 30, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $6,050 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to this investor to purchase 750 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrant expires on April 30, 2005.

         On July 5, 2002, the Company entered into a $250,000 convertible promissory note with an investor. The note is due July 5, 2003 and does not bear interest, except in the case of default. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the 5-day closing bid prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) $60. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The conversion price is also subject to adjustment so that the number of shares into which the note is converted does not exceed the number of shares such that, when aggregated with all other shares of common stock then beneficially or deemed beneficially owned by the holder, would result in the holder owning more than 9.999% of all such shares of common stock as would be outstanding on the conversion date. The balance of the note at June 28, 2003 was $250,000. Accrued interest of $20,000 is included in accrued expenses in the accompanying consolidated balance sheet. In August 2003, $30,000 of the note was converted into 500,000 shares of the Company's common stock. The Company also granted warrants to the investor to purchase 1,667 shares of the Company's common stock at an exercise price of $72.00 per share. The warrant is callable at the Company's option, provided that the closing bid prices for the five days preceding the date the Company exercises such option exceeds 140% of the warrant exercise price and that an effective registration statement is in place.

         On August 4, 2002, the Company entered into a $75,000 convertible promissory note with an investor bearing interest at 10% per annum with principal and all accrued interest payable in full on March 4, 2003. The note is secured by 50,000 shares of the Company's common stock. The holder of the note is entitled, at its option, to convert at any time, the principal amount of the note and accrued interest at a conversion price equal to the latest five-day average of the closing bid price of the Company's common stock into such shares of the Company's common stock. The shares to be issued pursuant to this note shall contain unlimited piggyback registration rights. Any overdue payment of principal on the note shall bear interest at 15% per annum until paid. On February 5, 2003, the Company issued 50,000 shares of its common stock, valued at $85,000, in consideration for extending the maturity date of the note. Accrued interest of $5,625 is included in accrued expenses in the accompanying consolidated balance sheet. In June 2003, a related party-shareholder purchased the note from the investor.

         The proceeds from the issuance of the convertible notes payable with the warrants were allocated between the warrants and the notes payable, based on their relative fair values at the time of issuance. The fair value of the warrants of $459,792 was calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid-in capital and interest and financing expense during the year ended March 29, 2003.

NOTE 8 - NOTES PAYABLE  - SECURED BY ASSETS

         On July 31, 2002, the Company refinanced their manufacturing plant located in Clearwater, Florida. The amount of the mortgage note totaled $420,000. The mortgage note is secured by the underlying building and land. The note was due in monthly installments of principal and interest through 2032 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. At June 28, 2003, the interest rate was 12%. Due to the default, the mortgage is now currently due and has been reclassified as a current liability. At June 30, 2003, the outstanding principal balance was $419,806. Accrued interest of $63,000 is included in accrued expenses in the accompanying consolidated balance sheet.

         In May 2002, the Company entered into an agreement with Brickell Bay Capital Fund, LLC ("Brickell Bay") to extend the maturity date of its $300,000 convertible promissory note to October 4, 2002. As part of the agreement, the Company was required to pay past due interest totaling $23,625 and issue warrants to purchase 2,511 shares of the Company's common stock at an exercise price of $65.99 per share. The fair value of the warrants of $290,531 was calculated using the Black-Schole Option Pricing Model and was accounted for as additional paid in capital and interest and financing expense during the year ended March 29, 2003. Accrued interest of $23,625 is included in accrued expenses in the accompanying consolidated balance sheet at June 28, 2003. On May 30, 2002, Brickell Bay exercised warrants relating to a previous agreement to purchase 2,511 shares of the Company's common stock for a total consideration of $165,706. In addition, on April 4, 2002, the Company entered into a Collateral Assignment of Rents, Leases and Profits ("Collateral Assignment") with Brickell Bay whereby the Company's manufacturing plant in Clearwater, Florida and land was assigned to Brickell Bay as collateral for the $300,000 note. In June 2003, Brickell Bay filed a foreclosure action against the Company for nonpayment (See Note 14).

         At March 29, 2003, the Company has a note payable and capital leases currently in default aggregating $59,067. Certain vehicles of the Company secure the note and subsequent to year end the note holder is seeking repossession of the vehicles.

NOTE 9 - STOCKHOLDERS' DEFICIENCY

         Reverse Stock Split

         On January 2, 2003, the Board of Directors authorized a 200:1 reverse stock split. All references in the accompanying consolidated financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

         Change in Domestication and Common Stock

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

         Private Placement

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

         Issuance of Warrants

         In May 2002, the Company granted warrants to purchase 1,500 shares of the Company's common stock at an exercise price equal to the average of the lowest closing 3 day trading prices during the 5 trading days immediately prior to the exercise date, discounted by 25%. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the 5-day average closing price prior to the warrant issue date. The warrants have a term of three years. The Company has valued the warrants at $147 using the Black-Scholes pricing model. The value of the warrants was recorded as interest and financing expense during the year ended March 29, 2003.

         Issuance of Warrants for Settlement of Debt

         The Company was indebted to a consulting firm for financial consulting and advisory services in the amount of $50,000. The Company entered into an agreement to settle the amount owed for these services and on October 28, 2002, the Company issued warrants to the consulting firm to purchase 12,500 shares of the Company's common stock at an exercise price of $8 per share. The warrants have a term of five years. The Company has valued the warrants at $89,691 using the Black-Scholes pricing model. The value of the warrants was recorded as consulting expense during the year ended March 29, 2003.

NOTE 9 - STOCKHOLDERS' DEFICIENCY

         Issuance of Common Stock for Settlement of Debt

         In April 2002, the Company issued 125 shares of its common stock in settlement of debt.

         In January 2003, the Company entered into an agreement with the Chief Executive Officer and his spouse, a director and Financial Partners Network Corporation whereby the Company issued a total of 9,722,221 shares of its restricted common stock to such shareholders in satisfaction of all debt, convertible notes, security interest and other equity owed to the shareholders by the Company, which aggregated approximately $1,050,000.

         Issuance of Common Stock and Warrants for Consulting Services

         In January 2002, the Company issued 110 shares of common stock for services rendered. The Company recorded $7,200 of expense during the year ended March 29, 2002.

         In March 2002, the Company entered into a one-year agreement with a consultant for services to be provided. The Company agreed to issue the consultant 500 shares of its common stock each month. In addition, the Company agreed to pay the consultant up to $600,000 of its common stock over the term of the agreement. The consultant is also entitled to receive additional compensation for other services provided, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the consultant the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. In April 2002, the consultant exercised her right to purchase 500 shares of the Company's common stock. The Company has valued the warrants at $214 using the Black-Scholes Pricing Model. The value of the warrants was expensed during fiscal 2003.

         In March 2002, the Company entered into a one-year agreement with a consulting firm for services to be provided. The Company agreed to issue the firm 500 shares of its common stock each month. In addition, the Company agreed to pay the firm up to $600,000 of its common stock over the term of the agreement. The firm is also entitled to receive additional compensation upon the occurrence of certain events, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the firm the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. On January 15, 2003, the Company entered into another agreement with the same consulting firm for a period of six months. The Company agreed to pay the firm an amount of common stock in an amount not less than 7.00% of the fully diluted post recapitalization shares of the Company. The firm was issued 718,553 common shares valued at $1,221,540 under this agreement, which is being expensed over the term of the agreement. During the year ended March 29, 2003, the consulting firm exercised its right to purchase 1,125 shares of the Company's common stock. The Company has valued the warrants at $160 using the Black-Scholes Pricing Model. The value of the warrants was expensed during the year ended March 29, 2003.

         In March 2002, the Company entered into a six-month consulting agreement with another consulting firm for services to be provided. The agreement automatically renewed on a month-to-month basis. During the year ended March 29, 2003, this contract was terminated. The Company was required to pay a monthly retainer of $3,750. In addition, the Company agreed to pay the consulting firm an amount not less than 2.9% of the Company's fully diluted shares of common stock. The Company also agreed to issue the consulting firm a warrant to purchase an additional 2.9% of the Company's fully diluted shares of common stock, exercisable for five years, at an exercise price of $1.00. Should the agreement be terminated prior to the end of its term, the compensation vests pro-rata. In addition to any amounts payable to the consulting firm noted above, the consulting firm shall also be paid additional compensation in connection with certain transactions and events as defined in the agreement. The Company issued 8,440 shares of its common stock, valued at $354,456, in connection with the agreement during the year ended March 29, 2003. In addition, on August 29, 2002, the Company granted warrants to purchase 9,564 shares of the Company's common stock at an exercise price of $200 per share expiring August 29, 2007. The Company has valued the warrants at $322,508 using the Black-Scholes Pricing Model. The value of the warrants was expense during the year ended March 29, 2003. In addition, on August 29, 2002, the company granted warrants to purchase 9,564 shares of the Company's common stock at an exercise price of $2.00 per share expiring August 29, 2007. The Company has valued the warrants at $322,508 using the Black-Scholes Pricing Model. The value of the warrants was expensed during fiscal 2003.

         In April 2002, the Company entered into a consulting agreement with a current shareholder of the Company, whereby the consultant agreed to serve as a member of the Board of Directors of the Company and assist the Company in increasing shareholders equity. The consultant is to provide services to the Company for as long as he is a duly elected member of the Board of Directors. Compensation was $5,000 per month and the consultant was eligible to earn a bonus equal to one percent of net increases in shareholder equity, measured by market capitalization, as defined in the agreement. The bonus was payable 10% in cash and 90% in the Company's common stock. In September 2002, a new agreement was entered into, whereby the consultant agreed to continue to serve as a member of the Board of Directors of the Company and assist the Company in increasing shareholders equity. The consultant is to provide services to the Company for as long as he is a duly elected member of the Board of Directors. Compensation is $5,000 per month in the form of cash or free-trading S-8shares of the Company's common stock. If common stock is to be issued, they are to have a 25% discount to the closing price on the date of issue.

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

         In June 2002, the Company entered into a three month consulting agreement with a consultant for services to be provided. The Company agreed to pay the consultant 4,500 shares of its unrestricted common stock, which vest pro-rata over the life of the agreement. On August 30, 2002, the agreement was amended such that the Company agreed to issue the consultant 7,500 shares of unrestricted common stock, which vest pro-rata over the life of the agreement. The agreement was further modified to extend the term to eight months. As of June 28, 2003, 375 shares valued at $19,500 are owed to the consultant.

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

         In August 2002, the Company entered into a six-month agreement with a consultant whereby the consultant would provide the Company services in connection with marketing, public relations, strategic planning and business opportunities for the Company. The Company is required to pay the consultant a fee of 2,500 shares of the Company's common stock and a warrant to purchase 1,250 shares of the Company's stock at a purchase price equal to 120% of the closing market price of the Company's common stock on the date of the agreement. The Company has valued the warrants at $18,657 using the Black-Scholes Pricing Model. The value of the warrants was expensed during fiscal 2003.

         In August 2002, the Company issued warrants to a consultant for services to be provided to purchase 25,000 shares of the Company's common stock at an exercise price of $20 per share. The warrants have a term of one year. The warrants were exercised during the year ended March 29, 2003. In November 2002, the Company issued additional warrants to the same consultant for services to be provided to purchase 25,000 shares of the Company's common stock at an exercise price equal to a forty percent discount to the closing bid price on the day of notice. As of June 28, 2003, 3,792 warrants were exercised. The warrants have a term of six months.

         In September 2002, the Company issued warrants to a consultant for services to be provided to purchase 30,000 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance. At the same time, the Company entered into a Stock Option Purchase Agreement with this consultant whereby the consultant has the option to purchase up to 30,000 shares of the Company's common stock at a 40% discount to the closing bid price of the

         Company on the day of notice of execution. The option expires six months from the date of the agreement. In November 2002, the Company issued additional warrants to the consultant for services to be provided to purchase 62,500 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance. The consultant has exercised a total of 81,500 warrants during the year ended March 29, 2003. The Company has valued the warrants at $802 using the Black-Scholes Pricing Model. The value of the warrants was expensed.

         In September 2002, the Company issued 158 shares of its common stock to a consultant for services to be provided valued at $1,300.

         In September 2002, the Company entered into a consulting agreement with a consultant for services to be provided. Under the agreement, the Company issued 125 shares of its common stock and November 1, 2002 valued at $1,025.

         In September 2002, the Company entered into a consulting agreement with a consultant for services to be provided. Under the agreement, the Company issued 163 shares of its common stock valued at $1,333.

         In September 2002, the Company issued 145 shares of its common stock to a consultant for services to be provided valued at $1,193.

         In March 2003, the Company entered into a three-month consulting agreement with a consulting firm for services to be provided commencing March 15, 2003. The Company irrevocably paid the consultant 50,000 shares of its restricted common stock valued at $22,000. The Company has three options to extend the agreement for three months each. For each additional three-month period, the Company shall pay the consultant $1,500 and $15,000 worth of the Company's common stock. The shares issued to the consultant will have a one-year hold from the date of issuance, March 15, 2003. In the event that the consultant is unable to sell the shares after the one-year hold, resulting from the Company's neglect, as defined in the agreement, the Company is required to issue "penalty shares" as defined in the agreement. On June 17, 2003, the Company entered into an extension agreement whereby both parties agreed to extend the contract to September 17, 2003. For this extension, the Company agreed to issue to the consultant 150,000 shares of its common stock valued at $13,500. The shares have a one-year hold from the date of issuance. All other terms and conditions from the prior contract remain unchanged.

         In April 2003, the Company entered into an agreement with a lawyer for services rendered and services to be rendered. In exchange for providing legal services to the Company and as payment for services already provided amounting to $45,000, the lawyer received 750,000 shares of the Company's S-8 common stock valued at $120,000. The lawyer is required to sell the shares and the net proceeds to be applied as a credit against the balance due. In the event there is an excess of proceeds, the consultant is required to credit the Company for future legal services. The Company has expensed $120,000 related to this agreement.

         In April 2003, the Company entered into a consulting agreement with a consultant for services to be provided. The initial term of the engagement is for six months and will automatically renew on a month-to-month basis. In consideration for services to be provided, the consultant will receive 1,500,000 shares of the Company's unrestricted common stock. The Company has expensed $35,000 related to this agreement valued at $105,000.

         In April 2003, the Company entered into a consulting agreement with a consulting firm for services to be provided. The initial term of the engagement is for six months and will automatically renew on a month-to-month basis. In consideration for services to be provided, the consulting firm received 500,000 shares of the Company's unrestricted common stock valued at $105,000. The Company has expensed $35,000 related to this agreement valued at $105,000.

         In April 2003, the Company issued 300,000 shares of its common stock valued at $36,000 to a consultant for legal services provided and to be provided. Following the issuance of the shares, the consultant will sell the shares on the open market. The net proceeds shall be applied as a credit against any outstanding legal fees and the excess, if any, shall be applied as a credit against future legal fees. The Company has expensed $36,000 related to this agreement.

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

         In May 2003, the Company issued 1,250,000 shares of its common stock valued at $125,000 to a consultant for services to be provided over one year. Effective June 23, 2003, the Company amended its consulting agreement with the consultant, whereby the consultant agreed to provide additional services to the Company in exchange for 3,000,000 shares of the Company's common stock valued at $300,000. The Company has expensed $15,625 related to this agreement.

         In May 2003, the Company issued 1,000,000 shares of its common stock valued at $100,000 to a consultant for services to be provided over one year. The Company has expensed $12,500 related to this agreement.

         In May 2003, the Company issued 500,000 shares of its common stock valued at $50,000 to a consultant for services to be provided. Following the issuance of the shares, the consultant will sell the shares on the open market. The net proceeds shall be applied as a credit against the fees incurred for services rendered. In the event that the balance has not been paid in full from the net sale proceeds of the shares, the Company will issue additional shares of its common stock to the consultant. In the event that there is excess, it shall be applied as a credit for future consulting services. The Company has expensed $50,000 related to this agreement.

         In May 2003, the Company entered into a six-month Attorney/Client Agreement with an attorney for certain legal services to be provided. The Company agreed to issue 250,000 shares of unrestricted S-8 common stock valued at $30,000 upon execution of the agreement. The Company has expensed $7,500 related to this agreement.

         In June 2003, the Company issued 325,000 shares of its common stock valued at $26,000 to a consultant for services to be provided over one year. The Company has expensed $0 related to this agreement.

         Marketing Agreement:

         On January 20, 2003, the Company entered into a six-month Strategic Marketing Agreement with ChampionLyte Holdings, Inc. ("ChampionLyte") whereby the Company agreed to issue shares equal to $125,000 per month of its common stock to ChampionLyte. The shares were to be fully paid and non-assessable and bear no restrictive legend. ChampionLyte was to issue the Company 50,000 shares of its restricted stock per month under the agreement. These shares were to carry piggyback registration rights. ChampionLyte was also to pay the Company up to $100,000 per month for services to be rendered by the Company relating to the use of their beverage knowledge and distributing the other firm's beverage product, as well as for any and all expenses incurred on its behalf. In connection with the agreement, the Company received 50,000 shares of ChampionLyte common stock, valued at $14,500 and $5,500 at June 29, 2003 and March 29, 2003, respectably. The stock is classified as available for sale and is included in marketable securities in the accompanying consolidated balance sheet. During the three months ended June 28, 2003, the Company issued 1,715,000 shares of its common stock valued at $157,900 to ChampionLyte. On May 20, 2003, the Company and ChampionLyte mutually agreed to terminate this agreement.

NOTE 10- INCOME TAXES

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

           The tax effect of significant items comprising the Company's net non-current deferred tax assets and liabilities are as follows:


                       March 29, 2003

                              Net operating loss carryfowards                           $                 2,100,000
                              Stock compensation                                                          1,030,600
                                Asset impairment                                                          3,801,500
                                Valuation allowance                                                      (6,932,100)
                                                                                        ----------------------------
                              Deferred non-current tax asset                                                      -
                                                                                        ----------------------------

                              Depreciable assets                                                                  -
                                                                                        ----------------------------
                              Deferred non-current tax liability                                                  -
                                                                                        ----------------------------
                              Net non-current deferred tax asset                        $                         -
                                                                                        ============================

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

NOTE 11-   RELATED PARTY TRANSACTIONS

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

           Transactions

         Financial Partners Network Corporation ("FPN"), a corporation owned by the Company's Chairman and Chief Executive Officer, advanced funds and provided services to the Company. A fee of $250,000 was paid for services rendered in connection with the private placement stock offering during the year ended March 30, 2002. There were no balances due FPN at June 28, 2003 and March 29, 2003.

          The Company bought $0 and $35,913 worth of oxygenated water from a corporate shareholder during the years ended March 29, 2003 and March 30, 2002, respectively. The amounts are included in accounts payable and accrued expenses for the period ended June 28, 2003 and the year ended March 29, 2003.

          On June 28, 2003, the Company accrued expenses of $187,723 for disbursements paid by a director on behave of the Company for operating expenses and payroll. In addition, the Company accrued $20,000 for directors fees due the director.

          On June 28, 2003, the Company accrued $45,000 for directors fees due another director.

          As of June 28, 2003 the Company owed the CEO $54,296 for disbursements made by the CEO on behalf of the Company for operational expenses.

          As of June 28, 2003, the Company owed the daughter of the CEO $28,682 for services rendered.

NOTE 12   -       STOCK OPTION PLAN

         In April 2001, the Company adopted a Stock Option Plan intended to provide officers, directors, key employees and consultants of the Company an opportunity to acquire stock in the Company. As of March 30, 2002, 1,732,383 options to purchase shares at $0.33 per share had been issued and 900,000 options to purchase shares at $0.01 per share had been issued. During the year ended March 29, 2003, the 900,000 options were exercised and the 1,732,383 options were canceled due to terminations. The fair value of the options on the grant date was calculated using the Black-Scholes Option Pricing Model. There were no options granted or exercised during the quarter ending June 28, 2003.

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net loss. Had the compensation cost for stock option grants to the Company's employees been determined by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss would have increased for the year ended and March 30, 2002 as presented in the table below. Using the Black-Scholes Option Pricing Model, the Company's pro forma net loss is as follows:

                                                                2002
                                                          --------------
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

         2003 Stock Incentive Plan:

         In April 2003, the Company's Board of Directors approved the 2003 Stock Incentive Plan ("2003 Plan"). The purpose of the 2003 Plan is to provide long-term incentives and rewards to employees, directors, independent contractors or agents; assist the Company in attracting and retaining such persons; and associate the interests of such persons with those of the Company's stockholders. The 2003 Plan is to be administered by the Board of Directors and the maximum number of shares issueable under the 2003 Plan may not exceed 3,500,000 shares of the Company's common stock. No shares have been issued under the 2003 plan as of June 28, 2003.

         In July 2003, the Board of Directors approved a resolution for the creation of the Company's 2003 Stock Incentive Plan #1 which includes the issuance of a total of 2,710,750 shares of the Company's common stock pursuant thereto and the filing of an S-8 Registration Statement to register the Plan. No shares have been issued under the 2003 plan as of June 28, 2003.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's

                                      F28
         residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted FIN 46 effective January 31, 2003. The adoption of FIN 46 will not have a material impact on the Company's consolidated financial condition or results of operations taken as a whole.

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

         During the fiscal year ended March 29, 2003 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company, including some having received default judgments. The unsettled claims aggregate approximately $180,000. The Company has included in accrued expenses at March 29, 2003 approximately $154,000 of these settlements based on this assessment, certain of the balances were previously included as accounts payable. During the fiscal year ended March 29, 2003 and subsequent to such, various former employees of the Company and certain related Company's have filed actions against the Company to recover severance pay, back wages, personal property and interest. One such group of claims has obtained a judgment against the Company's bottling equipment and is forcing a disposition of the equipment through an auction. The unsettled claims aggregate approximately $985,000. The Company has included in accrued expenses at March 29, 2003 approximately $792,000 as a contingency related to these unsettled claims, actions and judgments based on the Company's and counsel's assessments. During the quarter ended June 28, 2003, $82,000 of these claims were settled.

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

         Subsequent to the quarter ended June 28, 2003, the Company entered into settlement agreements with certain professionals, consultants, vendors and former employees. These settlements aggregate approximately $386,000 and are included in accrued expenses at June 28, 2003.

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

         Lack of Insurance:

         The Company, at June 28, 2003, did not maintain any liability insurance or any other form of general insurance. The Company is also lacking insurance coverage for Directors and Officers Liability, workman's compensation, disability, and business discontinuance. Although the Company is not aware of any claims resulting from non-coverage, there is no assurance that none exist. Management plans to obtain coverage as soon as possible.

NOTE 15- SUBSEQUENT EVENTS

         Release Agreement:

         In July 2003, the Company and one of its directors entered into a Mutual Release Agreement, whereby the Company and the director mutually agreed to terminate and release each other from their current relationship for a consideration of $5,000.

         Consulting Agreement:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto as filed in the Quarterly Report on Form 10-QSB of BEVsystems International, Inc. and Subsidiaries (the "Company") for the quarter ended June 29, 2003.
Forward-looking statements in this report are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: Changing economic conditions, interest rate trends, continued acceptance of the Company's products in the marketplace, competitive factors, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Results of Operation

For the three months ended June 30, 2003 (First Quarter):

Net Revenues for the first quarter of fiscal year 2003 were $15,967 compared $213,322, for the same period of fiscal year 2002. General, selling and marketing expenses for the first quarter of fiscal year 2003 was $1,357,300 compared to $2,783,049, for the same period of fiscal year 2002. The net loss for the first quarter of fiscal year 2003 was $1,345,900 compared to $2,918,843, for the same period of fiscal year 2002.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the fiscal year ending March 30, 2003, the Company raised $ 1,681,529 through the issuance of common stock. The company also received proceeds from debt instruments of $1,171,387. These proceeds were used to finance our continued operations.

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

Financing Strategy

The Company has reached settlement agreements with numerous creditors that have judgments and/or claims against the Company. The Company has reached agreement to satisfy several additional creditors with a combination of cash and/or stock. The consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q reflect settlements that have been paid off in full. Some creditors have converted from debt to equity and many of these agreements call for payouts in restricted shares at significant discounts or payouts over time. The Company used its best efforts to not create significant pressure on its stock by the methodology it employed in these negotiated settlements that have resulted in either the issuance of restricted stock or the issuance of shares on a monthly basis. Some of these issues were covered under a recent S-8 registration statement. This registration statement also included amongst other expenses, future professional fees to the Company's attorneys, out-sourced professional services and other consultants.

2003 / 2004 Brand Development and Marketing:

BEVsystems is utilizing endorsements from respected well-known athletes to gain public awareness of the Life O2 SuperOxygenated bottled water product. Our initial product launch with these celebrities coincides with the beginning of the fall 2003 NFL football season. We have reached definitive agreement with two football players that are household names with the San Francisco `49ers, and Buffalo Bills. They are Tarrell Owens and Takeo Spikes. These athletes have agreed to endorse the product, provide memorable quotes, allow their photo with the product to be used in advertising, wear our logos on apparel, visit retail outlets promoting the product, and introduce Life O2 to their teammates.

For each of these teams, BEVsystems will produce Life O2 with the label and sports closure (cap) in the team colors. Each player that endorses the product will have their own private label product with their picture on the inside of the see-thru label. Each private label product will have its own bar-code (UPC) identifying the product so that we can track royalties earned by the athlete.

BEVsystems is setting up a separate fund containing BEVsystems' common stock for the athletes. BCF, LLP. and RBC Professional Sports Division, have agreed to manage this fund for the athletes.

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

With the endorsement of the athletes creating demand for Life O2, the advertising and marketing campaign in place, and the retail outlets lined up, we will then begin negotiations for our regional distributors.

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

Item 3.  Controls and Procedures

        (a)   Evaluation of Disclosure Controls and Procedures.

BEVsystems maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of BEVsystems filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. BEVsystems' Chief Executive Officer and Chief Financial Officer has concluded, based upon his evaluation of these disclosure controls and procedures as of a date within 90 days of the filing date of this report, that, as of the date of his evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of BEVsystems filed under the Exchange Act.

        (b)   Changes in Internal Controls.

BEVsystems maintains a system of internal controls that is designed to provide reasonable assurance that the books and records of BEVsystems accurately reflect BEVsystems' transactions and that the established policies and procedures of BEVsystems are followed. There were no significant changes to the internal controls of BEVsystesm or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation of such internal controls by the Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities

BEVsystems issued the following securities during the period covered by this report without registering the securities under the Securities Act. All of the bellow issuances, offerings and sales were either registered or were deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). With respect to the issuances which were deemed to be exempt, no advertising or general solicitation was employed in offering the securities. The offerings and sales of exempt issuances were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the 1933 Act. The below-referenced persons represented that they were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment.

Issuance of Common Stock and Warrants for Consulting Services

In April 2003, the Company entered into an agreement with a lawyer for services rendered and services to be rendered. In exchange for providing legal services to the Company and as payment for services already provided amounting to $45,000, the lawyer received 750,000 shares of the Company's common stock valued at $120,000, which shares were registered on a Form S-8 registration statement. The lawyer is required to sell the shares and the net proceeds to be applied as a credit against the balance due. In the event there is an excess of proceeds, the consultant is required to credit the Company for future legal services.

In April 2003, the Company entered into a consulting agreement with a consultant for services to be provided. The initial term of the engagement is for six months and will automatically renew on a month-to-month basis. In consideration for services to be provided, the consultant will receive 1,500,000 shares of the Company's common stock, which shares were registered on a Form S-8 registration statement.

In April 2003, the Company entered into a consulting agreement with a consulting firm for services to be provided. The initial term of the engagement is for six months and will automatically renew on a month-to-month basis. In consideration for services to be provided, the consulting firm received 500,000 shares of the Company's common stock valued at $105,000. Such shares were registered on a Form S-8 registration statement.

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

In April 2003, the Company entered into a consulting agreement with a consultant for services provided and to be provided. In exchange for providing consulting services to the Company and as payment for services already provided amounting to $27,000, the consultant received 500,000 shares of the Company's common stock valued at $600,000, which shares were registered on a Form S-8 registration statement. 200,000 shares are to be issued directly to the consultant. An additional 300,000 shares shall be issued and held by the Company until the consultant complies with the provisions of the agreement and it is determined that the balance owed is not satisfied. If the balance owed is not deficient, the Company shall return the 300,000 shares to its treasury. The consultant is required to sell the shares on the open market and apply the net proceeds as a credit against the balance due. In the event that the balance due is not paid in full from the net proceeds, then the Company will undertake to issue additional shares of its common stock, and to register such shares pursuant to a Form S-8 registration, so that additional installments of shares can be issued to the consultant to satisfy the remaining balance. In the event there is an excess of proceeds, the consultant is required to credit the Company for future consulting services.

In May 2003, the Company issued 1,250,000 shares of its common stock valued at $125,000 to a consultant for services to be provided over one year. Effective June 23, 2003, the Company amended its consulting agreement with the consultant, whereby the consultant agreed to provide additional services to the Company in exchange for 3,000,000 shares of the Company's common stock valued at $30,000.

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

In May 2003, the Company entered into a six-month Attorney/Client Agreement with an attorney for certain legal services to be provided. The Company agreed to issue 250,000 shares of common stock valued at $30,000 upon execution of the agreement, which shares are required to be registered pursuant to a Form S-8 registration statement.

In June 2003, the Company issued 325,000 shares of its common stock valued at $26,000 to a consultant for services to be provided over one year.

2003 Equity Incentive Plan:

In April 2003, the Company granted options to purchase 9,250,000 shares of the Company's common stock under the Company's 2003 Equity Incentive Plan. The options are fully vested as of the grant date and have an exercise price of $0.01.

Item 3.  Defaults Upon Senior Securities

On July 31, 2002, the Company refinanced their manufacturing plant located in Clearwater, Florida. The amount of the mortgage note totaled $420,000. The mortgage note is secured by the underlying building and land. The note was due in monthly installments of principal and interest through 2032 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. At June 28, 2003, the interest rate was 12%. Due to the Company's failure to make the required payments under the note, the mortgage is now in default and is currently due and has been reclassified as a current liability. At June 30, 2003, the outstanding principal balance was $419,806.

In May 2002, the Company entered into an agreement with Brickell Bay Capital Fund, LLC ("Brickell Bay") to extend the maturity date of its $300,000 convertible promissory note to October 4, 2002. As part of the agreement, the Company was required to pay past due interest totaling $23,625 and issue warrants to purchase 2,511 shares of the Company's common stock at an exercise price of $65.99 per share. On May 30, 2002, Brickell Bay exercised warrants relating to a previous agreement to purchase 2,511 shares of the Company's common stock for a total consideration of $165,706. In addition, on April 4, 2002, the Company entered into a Collateral Assignment of Rents, Leases and Profits ("Collateral Assignment") with Brickell Bay whereby the Company's manufacturing plant in Clearwater, Florida and land was assigned to Brickell Bay as collateral for the $300,000 note. In June 2003, Brickell Bay filed a foreclosure action against the Company for nonpayment.

The Company has a note payable and capital leases currently in default aggregating $59,067. Certain vehicles of the Company secure the note and the note holder is seeking repossession of the vehicles.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit                   Description of Exhibit
  No.

31.1 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification by the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     (b) Reports on Form 8-K

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

         Date: September 15, 2003           BEVSYSTEMS INTERNATIONAL, INC.


                                            By:  /s/ G. Robert Tatum
                                                -------------------------------
                                            G. Robert Tatum
                                            CEO, CFO & Chairman


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Capacity                            Date

 /s/ G. Robert Tatum                        CEO, CFO & Chairman                 September 15, 2003
---------------------------
G. Robert Tatum

 /s/ James Dale Davidson                    Director                            September 15, 2003
---------------------------
James Dale Davidson

 /s/ E. Douglas Cifers                      Director                            September 15, 2003
---------------------------
E. Douglas Cifers