Form 10QSB
period 2003-09-27
BEVSYSTEMS INTERNATIONAL INC
filed 2003-10-15
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended September 27, 2003

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         BEVSYSTEMS INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

          Florida                                       84-1352529
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

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


       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Yes [X] No [ ]

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 13, 2003 there were 56,500,934 shares of common stock, par value $0.0001 per share, of the issuer outstanding.

    Transitional Small Business Disclosure Format (Check One): Yes [ ]    No [X]

                                TABLE OF CONTENTS

                                                                         Page

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements.                                            F-1

Item 2. Management's Discussion and Analysis or Plan of Operation.       1

Item 3. Controls and Procedures.                                         6

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.                                               6

Item 2. Changes in Securities.                                           7

Item 3. Defaults Upon Senior Securities.                                 9

Item 4. Submission of Matters to a Vote of Security Holders.             9

Item 5. Other Information.                                               9

Item 6. Exhibits and Reports on Form 8-K.                                9

SIGNATURES                                                               10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                                      INDEX
                               SEPTEMBER 27, 2003


                                                                     Page Number

CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 27,
         2003 (unaudited) and March 29, 2003                         F-2 to F-3


         Consolidated Statement of Operations and
         Comprehensive Loss for the three and six
         months ended September 27, 2003
         (unaudited) and September 28, 2002 (unaudited)                  F-4

         Consolidated Statement of Changes in Shareholders'
         Deficiency for the six months ended September 27,
         2003 (unaudited)                                                F-5

         Consolidated Statement of Cash Flows for the
         six months ended September 27, 2003 (unaudited)
         and September 28, 2002 (unaudited)                          F-6 to F-7

         Notes to Consolidated Financial Statements                  F-8 to F-34

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 27, 2003



                                     ASSETS


                                                                    September 27, 2003
                                                                       (unaudited)           March 29, 2003
Current assets:
     Cash and cash equivalents                                        $      332             $       136
     Accounts receivable, net                                              9,541                       -
     Marketable Securities                                                 7,000                   5,500
                                                                      -----------             -----------

          Total current assets                                            16,873                   5,636
                                                                      -----------             -----------

Property and equipment, net                                              951,534               1,003,363
                                                                      -----------             -----------

         Total assets                                                 $  968,407             $ 1,008,999
                                                                      ===========            ============

   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 27, 2003



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY


                                                                             September 27, 2003
                                                                                (unaudited)          March 29, 2003
Current liabilities:
     Accounts payable                                                          $   1,577,278         $  1,665,132
     Accrued expenses                                                              2,850,264            2,320,371
     Convertible notes payable                                                       655,000              785,000
     Notes payable secured by assets                                                 750,635              778,873
     Deferred revenue                                                                 72,170               94,170
                                                                               --------------        -------------

          Total current liabilities                                                5,905,347            5,643,546
                                                                               --------------        -------------


Commitments and contingencies

Shareholders' deficiency:
     Preferred stock; no par value, 5,000,000 shares authorized; 100 shares issued and outstanding nonvoting and convertible
       into 874 shares of common stock                                                74,601               74,601
     Common stock; $.0001 par value, 650,000,000 shares
       authorized; 41,071,462 and, 11,311,272 issued and outstanding                   4,107                1,132
     Additional paid-in capital                                                   32,772,324           30,064,193
     Unearned services                                                              (746,213)            (629,067)
     Deferred interest                                                               (26,412)                   -
     Accumulated comprehensive income                                                  1,500                    -
     Accumulated deficit                                                         (37,016,847)         (34,145,406)
                                                                               --------------        -------------


          Total shareholders' deficiency                                          (4,936,940)          (4,634,547)
                                                                               --------------        -------------

Total liabilities and shareholders' deficiency                                 $     968,407         $  1,008,999
                                                                               ==============        =============

   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 27, 2003
                             AND SEPTEMBER 28, 2002

                                                       Three months ended                   Six months ended
                                                       ------------------                   ----------------

                                                        2003             2002                  2003        2002
                                                    -------------    -------------       -------------   -------------

Net revenues                                        $     18,680     $    230,298        $     34,647    $    443,620

Cost of revenues                                          15,119          133,066              15,434         298,766
                                                    -------------    -------------       -------------   -------------
Gross (loss) profit                                        3,561           97,232              19,213         144,854
                                                    -------------    -------------       -------------   -------------

Operating expenses:

    Selling and marketing                                  7,507          596,082               7,507       1,193,588

    General and administrative                         1,113,625        1,690,418           2,470,925       3,875,961
                                                    -------------    -------------       -------------   -------------

    Total operating expenses                           1,121,132        2,286,500           2,478,432       5,069,549
                                                    -------------    -------------       -------------   -------------


Loss before other income (expense)                    (1,117,571)      (2,189,268)         (2,459,219)     (4,924,695)
                                                    -------------    -------------       -------------   -------------

Other income (expense):

     Asset impairment charges                             (6,040)     (11,946,032)             (6,040)    (11,946,032)
     Interest and financing expense                     (392,930)        (225,838)           (434,105)       (409,254)

     Other income                                              -                -              27,923               -
                                                    -------------    -------------       -------------   -------------

     Total other income (expense)                       (398,970)     (12,171,870)           (412,222)    (12,355,286)
                                                    -------------    -------------       -------------   -------------


Net loss                                              (1,516,541)     (14,361,138)         (2,871,441)    (17,279,981)

Other comprehensive income (loss):

      Net unrealized (loss) gain on securities            (7,500)               -               1,500               -
                                                    -------------    -------------       -------------   -------------
Comprehensive loss                                  $ (1,524,041)    $(14,361,138)       $ (2,869,941)   $(17,279,981)
                                                    =============    =============       =============   =============


Basic loss per common share                          $     (0.04)    $     (56.42)       $      (0.11)   $     (73.78)
                                                    =============    =============       =============   =============



Weighted average common shares outstanding            35,477,663          254,532          26,920,906         234,194
                                                    =============    =============       =============   =============



   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003

                    Common Stock, $.0001
                        par value
                                               Additional                                       Accumulated
                     Number of                  Paid-in     Preferred    Unearned    Deferred  Comprehensive Accumulated
                     Shares       Amount        Capital      Stock       Services    Interest     Income      Deficit      Total
                     ----------- ----------- ------------ ----------- ------------ ----------- ----------- ------------ ------------
Balance at March 29,
2003                 11,311,272  $    1,132  $30,064,193  $   74,601  $  (629,067)          -            - (34,145,406)  (4,634,547)

Common stock issued
for services and
financing            17,228,834       1,718    1,573,552           -     (583,375)          -            -           -      991,895

Common stock issued
for settlement of
payables              2,644,884         269      240,873           -      (33,000)          -            -           -      208,142

Common stock issued
for conversion
of convertible notes
payable               1,602,995         160      146,355           -            -           -            -           -      146,515

Cashless exercise of
warrants              2,033,477         203         (203)          -            -           -            -           -            -

Exercise of  stock
options               6,250,000         625       61,875           -            -           -            -           -       62,500

Common stock owed
for consulting
services                      -           -            -           -     (369,643)          -            -           -     (369,643)

Grant of warrants
for financing                 -           -      198,181           -            -     (52,825)           -           -      145,356

Grant of employee
stock options                 -           -      487,498           -            -           -            -           -      487,498

Amortization of
unearned services             -           -            -           -      868,872           -            -           -      868,872

Amortization of
deferred interest             -           -            -           -            -      26,413            -           -       26,413

Change in unrealized
gain on
marketable securities         -           -            -           -            -           -        1,500           -        1,500


Net loss for the six
months ended
September 27, 2003            -           -            -           -            -           -           -   (2,871,441)  (2,871,441)
                     ----------- ----------- ------------ ----------- ------------ ----------- ----------- ------------ ------------
Balance at September
27, 2003             41,071,462  $    4,107  $32,772,324  $   74,601  $  (746,213) $  (26,412) $    1,500  (37,016,847)  (4,936,940)

  See accompanying notes to the consolidated financial statements (unaudited).

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

                                                                                      2003                2002
                                                                                  ------------        ------------
Cash flows from operating activities:
  Net loss $                                                                       (2,871,441)        (17,279,981)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                    11,088             449,175
      Asset impairment charges                                                          6,040          11,946,032
      Amortization of unearned services                                               868,872                   -
      Amortization of debt discount                                                         -                   -
      Issuance of common stock for services and financing                             742,779           2,416,025
      Issuance of warrants in connection with financing                               171,769             140,153
      Grant of employee stock options                                                 487,498                   -
      Changes in operating assets and liabilities, net of acquisitions:
      Increase in accounts receivable                                                  (9,541)            (51,771)
      Increase in inventory                                                                 -             (48,369)
      Decrease (increase) in prepaid expenses and other current assets                      -             (90,586)
      Increase in accounts payable and accrued expenses                               615,632             720,091
      Decrease in deferred revenue                                                    (22,000)                  -
                                                                                  ------------        ------------

        Net cash provided by (used in) operating activities                               196          (1,799,231)
                                                                                  ------------        ------------

Cash flows from investing activities:
      Purchase of property and equipment                                                    -             (36,937)
                                                                                  ------------        ------------
           Net cash used in investing activities                                            -             (36,937)
                                                                                  ------------        ------------

Cash flows from financing activities:
      Proceeds from notes payable and shareholder advances                                  -             416,387
      Repayments of notes payable                                                           -            (330,524)
      Proceeds from issuance of convertible notes payable                                   -             728,000
      Proceeds from issuance of common stock                                                -              50,000
      Proceeds from exercise of stock options                                               -               5,500
      Net proceeds from exercise of warrants                                                -             959,356
                                                                                  ------------        ------------

        Net cash provided by financing activities                                           -           1,828,719
                                                                                  ------------        ------------

Net increase in cash and cash equivalents                                                 196              (7,449)

Cash and cash equivalents, beginning of period                                            136               8,296
                                                                                  ------------        ------------

Cash and cash equivalents, end of period                                                  332                 847
                                                                                  ============        ============


   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002 (cont'd)



Supplemental disclosure of non-cash information:                                      2003                2002
                                                                                  ------------        ------------

     Cash paid during the year for:
           Interest                                                               $         -         $    45,625
                                                                                  ============        ============
           Income taxes                                                           $         -         $         -
                                                                                  ============        ============

Schedule of non-cash investing and financing activities:

     Issuance of common stock for services                                        $   616,375         $         -
                                                                                  ============        ============

     Stock issued in connection with the settlement of trade payables             $   241,142         $ 1,613,010
                                                                                  ============        ============

     Stock issued in connection with conversion of notes payable                  $         -         $    68,912
                                                                                  ============        ============

     Stock issued in connection with prepaid expenses                             $         -         $   173,188
                                                                                  ============        ============

     Stock issued in connection with conversion of convertible
       notes payable                                                              $   130,000         $    50,000
                                                                                  ============        ============

     Stock issued in connection with settlement of accrued expenses               $   232,631         $         -
                                                                                  ============        ============

     Cashless exercise of warrants in lieu of accounts payable                    $         -         $    49,702
                                                                                  ============        ============

     Cashless exercise of stock options in lieu of accounts payable               $    62,500         $     9,000
                                                                                  ============        ============

     Issuance of warrants in connection with convertible debentures               $         -         $   477,177
                                                                                  ============        ============

     Issuance of warrants in connection with financing                            $    26,413         $   974,441
                                                                                  ============        ============


   See accompanying notes to the consolidated financial statements (unaudited)

                 BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
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

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position at September 27, 2003 and the results of the operations and cash flows for the six months ended September 27, 2003 and September 28, 2002. The results for the six months ended September 27, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending March 29, 2004. The balance sheet at March 29, 2003 has been derived from the audited financial statements at that date.

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

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)

NOTE 3   -    GOING CONCERN

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a shareholder's deficit. At September 27, 2003 and March 29, 2003, the Company's accumulated deficit was $37,016,847 and $34,145,406, respectively, and its working capital deficiency was $5,888,474 and $5,637,910, respectively. For the years ended March 29, 2003 and March 30, 2002, the Company had a net loss from operations of $29,560,198 and $4,585,208, respectively. In addition, the Company is in default of its debt agreement for nonpayment and certain debtors have filed actions against the Company, including foreclosing property. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                           DESCRIPTION                      AMOUNT
                           --------------               --------------
                           Process technology            $  3,887,000
                           Trademarks                         830,000
                           Goodwill                           796,490
                           Customer relations                 400,000
                                                        --------------

                                                         $  5,913,490
                                                        ==============

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)

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

                           DESCRIPTION                    AMOUNT
                           -----------                  -----------
                           Goodwill                     $11,149,542
                           Trademarks                       910,000
                           Building                         784,454
                           Equipment                        757,665
                           Customer relations               140,000
                           Land                              90,000
                                                     ---------------

                                                        $13,831,661
                                                     ===============

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


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

              Marketable securities, which consist of equity securities, have been categorized as available for sale and, as a result, are stated at fair value based generally on quoted market prices. Marketable securities available for current operations are classified as current assets. Unrealized holding gains and losses, net of applicable deferred taxes, are included as a component of shareholders' deficiency until realized. For the six months ended September 27, 2003, the unrealized gain on marketable securities was $1,500. For purposes of determining gross realized gains and losses, the cost of investment securities sold is based upon specific identification.

NOTE 6 -      ACCRUED EXPENSES

              Accrued expenses consisted of the following at September 27, 2003 and March 29, 2003:

                                                  September 27,          March 29,
                                                     2003                  2003
                                                  ---------------     ---------------
               Payroll and related costs           $   1,046,131      $   767,554
               Settlements                               585,416          765,559
               Other                                     779,899          455,136
               Interest                                  201,491          137,990
               Professional fees                         207,327          154,132
               Directors fees                             30,000           40,000
                                                  ---------------    ----------------
                                                   $   2,850,264     $  2,320,371
                                                  ===============    ================

NOTE 7    -   CONVERTIBLE NOTES PAYABLE

              On October 22, 2001, the Company entered into a series of three convertible promissory notes with Financial Partners Network Corporation in the amount of $100,000, $100,000 and $62,584. The notes were due April 22, 2002 and had an interest rate of 10.5% per year. The notes were convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 7 -      CONVERTIBLE NOTES PAYABLE (cont'd)

              of such additional shares of common stock. On August 29, 2002, in consideration for extending the maturity dates on the notes, the Company granted warrants to purchase 2,574 shares of the Company's common stock at an exercise price of $0.01 per share expiring May 15, 2005. On January 21, 2003, all three notes, inclusive of accrued interest of $34,464, were converted into 1,710,753 shares of the Company's common stock at a rate of $0.108 per share. The Company also granted warrants to Financial Partners Network Corporation to purchase 2,198 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 10, 2006. In lieu of exercising the warrant by paying the per share warrant price, the holder may execute a cashless exercise in accordance with the formula set forth in the warrant agreement. In September 2003, Financial Partners Network exercised their right to purchase 2,574 shares of the Company's common stock via a cashless exercise, resulting in the issuance of 2,504 shares of the Company's common stock.

              On  November  5,  2001,  the  Company  entered  into  a  $100,000 convertible promissory note with an investor. The note is currently in default and was due November 5, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $19,082 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to purchase 609 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004. The warrants were exercised on January 24, 2003 for a total of $40,000.

              On November 15, 2001, the Company entered into a $200,000 convertible promissory note with the Chief Executive Officer ("CEO"). The note was due May 15, 2002 and had an interest rate of 10.5% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On August 29, 2002, in consideration for extending the maturity date on the note, the Company granted warrants to purchase 1,961 shares of the Company's common stock to the CEO at an exercise price of $0.01 per share expiring May 15, 2005. On January 21, 2003, the note, including accrued interest of $24,500, was converted into 3,571,424 shares of the Company's common stock at a rate of $0.108 per share. In September 2003, the CEO exercised his right to purchase 1,961 shares of the Company's common stock via a cashless exercise, resulting in the issuance of 1,908 shares of the Company's common stock.

              On December 21, 2001, the Company entered into a $20,000 convertible promissory note with an investor. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $3,675 is included in

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)



NOTE 7 -       CONVERTIBLE NOTES PAYABLE (cont'd)

               accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to the investor to purchase 122 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004.

               On December 21, 2001, the Company entered into a $40,000 convertible promissory note with an investor. The note is currently in default and was originally due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $7,350 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to purchase 243 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004. On July 30, 2002, in consideration for extending the maturity date on the note to June 21, 2003, the Company granted warrants to the investor to purchase 100 shares of the Company's common stock at an exercise price of $48.00 per share expiring May 15, 2005.

               In April 2002, the Company entered into several convertible promissory notes with several investors for a total value of $200,000. The notes were due April 30, 2003 and have an interest rate of 12%. The notes are convertible, at the option of the holders, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. During the year ended March 29, 2003, one investor converted his $50,000 note into 1,755 shares of the Company's common stock. In August 2003, another investor converted his $50,000 note, including accrued interest of $8,000, into 773,333 shares of the Company's common stock. On September 22, 2003, another investor converted his $50,000 note, including accrued interest of $8,515, into 329,662 shares of the Company's common stock. The balance of the notes was $50,000 at September 27, 2003. Accrued interest of $8,567 is included in accrued expenses in the accompanying consolidated balance sheet relating to the outstanding notes. The Company also granted these noteholders warrants to purchase a total of 3,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading days immediately prior to the funding date. The warrants are callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrants expire on April 30, 2005. On September 22, 2003, one noteholder exercised his warrants and purchased 750 shares of the Company's common stock for $133. The proceeds are currently due from the noteholder. Subsequent to the quarter ended
               September 27, 2003, on September 30, 2003, a noteholder converted his $50,000 note, including accrued interest of $8,433, into 417,378 shares of the Company's common stock.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)

NOTE 7    -   CONVERTIBLE NOTES PAYABLE (cont'd)

               On May 15, 2002, the Company entered into an $80,000 convertible promissory note with a director. The note was due August 15, 2002 and had an interest rate of 12.0% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the funding date. The conversion price was subject to adjustment. On August 29, 2002, in consideration for extending the maturity date on the note, the Company granted warrants to purchase 784 shares of the Company's common stock at an exercise price of $0.01 per share expiring May 15, 2005. On January 21, 2003, this note, as well as a $363,000 secured note with the director, including accrued interest was converted into 4,440,044 shares of the Company's common stock. The Company also granted to the director warrants to purchase 1,200 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrants to purchase 1,200 shares of the Company's common stock were exercised on August 7, 2002. On August 29, 2002, in consideration for extending the maturity date of the aforementioned secured note with this director the Company granted warrants to purchase 3,845 shares of the Company's common stock at an exercise price of $0.01 per share expiring May 15, 2005. On September 22, 2003, the director exercised his right to purchase 4,629 shares of the Company's common stock via a cashless exercise, resulting in the issuance of 4,504 shares of the Company's common stock.

               On June 4, 2002, the Company entered into a $100,000 convertible promissory note with an investor. The note was due June 4, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of
               (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $15,867 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to this investor to purchase 1,500 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrant expires on April 30, 2005. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, the investor converted his note, including accrued interest of $15,879, into 2,000,000 shares of the Company's common stock.

               On June 27, 2002, the Company entered into a $50,000 convertible promissory note with an investor. The note was due April 30, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)

NOTE 7    -    CONVERTIBLE NOTES PAYABLE (cont'd)

               conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $7,550 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to this investor to purchase 750 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrant expires on April 30, 2005.

               On July 5, 2002, the Company entered into a $250,000 convertible promissory note with an investor. The note was due July 5, 2003 and does not bear interest, except in the case of default. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the 5-day closing bid prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) $60. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The conversion price is also subject to adjustment so that the number of shares into which the note is converted does not exceed the number of shares such that, when aggregated with all other shares of common stock then beneficially or deemed beneficially owned by the holder, would result in the holder owning more than 9.999% of all such shares of common stock as would be outstanding on the conversion date. In August 2003, $30,000 of the note was converted into 500,000 shares of the Company's common stock. Accrued interest due to the default of the Company of $128,404 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to the investor to purchase 1,667 shares of the Company's common stock at an exercise price of $72.00 per share. The warrant is callable at the Company's option, provided that the closing bid prices for the five days preceding the date the Company exercises such option exceeds 140% of the warrant exercise price and that an effective registration statement is in place. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, the remaining balance of the note, including the default interest of $128,404, was converted into 2,500,000 shares of the Company's common stock.

               On August 4, 2002, the Company entered into a $75,000 convertible promissory note with an investor bearing interest at 10% per annum with principal and all accrued interest payable in full on March 4, 2003. The note is secured by 50,000 shares of the Company's common stock. The holder of the note is entitled, at its option, to convert at any time, the principal amount of the note and accrued interest at a conversion price equal to the latest five-day average of the closing bid price of the Company's common stock into such shares of the Company's common stock. The shares to be issued pursuant to this note shall contain unlimited piggyback registration rights. Any overdue payment of principal on the note shall bear interest at 15% per annum until paid. On February 5, 2003, the Company issued 50,000 shares of its common stock, valued at

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)

NOTE 7 -       CONVERTIBLE NOTES PAYABLE (cont'd)

               $85,000, in consideration for extending the maturity date of the note. Accrued interest of $7,500 is included in accrued expenses in the accompanying consolidated balance sheet. In June 2003, a related party-shareholder purchased the note from the investor. In consideration for extending the maturity date of the note to November 16, 2003 the related party-shareholder was granted warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 per share. The fair value of the warrants using the Black-Scholes Option Pricing Model was $52,825 and is being amortized to interest and financing expense over the term of the note. On September 22, 2003, the related party-shareholder exercised his warrants via a cashless exercise, resulting in the issuance of 249,306 shares of the Company's common stock.

               The proceeds from the issuance of each of the convertible notes payable with the warrants were allocated between the warrants and the notes payable, based on their relative fair values at the time of issuance. The fair value of the warrants issued prior to March 29, 2003 of $459,792 was calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid-in capital and interest and financing expense during the year ended March 29, 2003.

NOTE 8 -       NOTES PAYABLE  - SECURED BY ASSETS

               On July 31, 2002, the Company refinanced their manufacturing plant located in Clearwater, Florida. The amount of the mortgage note totaled $420,000. The mortgage note is secured by the underlying building and land. The note was due in monthly installments of principal and interest through 2032 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. At September 27, 2003, the interest rate was 12%. Due to the default, the mortgage is now currently due and has been reclassified as a current liability. At September 27, 2003, the outstanding principal balance was $419,806. Accrued interest of $75,600 is included in accrued expenses in the accompanying consolidated balance sheet.

               In May 2002, the Company entered into an agreement with Brickell Bay Capital Fund, LLC ("Brickell Bay") to extend the maturity date of its $300,000 convertible promissory note to October 4, 2002. As part of the agreement, the Company was required to pay past due interest totaling $23,625 and issue warrants to purchase 2,511 shares of the Company's common stock at an exercise price of $65.99 per share. The fair value of the warrants of $290,531 was calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid in capital and interest and financing expense during the year ended March 29, 2003. Accrued interest of $31,500 is included in accrued expenses in the accompanying consolidated balance sheet at September 27, 2003. On May 30, 2002, Brickell Bay exercised warrants relating to a previous agreement to purchase 2,511 shares of the Company's common stock for a total consideration of $165,706. In addition, on April 4, 2002, the Company entered into a Collateral Assignment of Rents, Leases and Profits ("Collateral Assignment") with Brickell Bay whereby the Company's manufacturing plant in Clearwater, Florida and land was assigned to Brickell Bay as collateral for the $300,000 note. In June 2003, Brickell Bay filed a foreclosure action against the Company for nonpayment (See Note 14).

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 8 -       NOTES PAYABLE  - SECURED BY ASSETS (cont'd)

               At September 27, 2003, the Company has a note payable currently in default. Certain vehicles of the Company secured the note. During the quarter ended September 27, 2003, the noteholder sold three of the vehicles securing the note thereby reducing the amount due to $30,829. One secured vehicle remains under the note. The Company recorded an impairment loss of $6,040 as a result of the write-down of the vehicles sold.

NOTE 9 -       SHAREHOLDERS' DEFICIENCY

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

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 9 -       STOCKHOLDERS' DEFICIENCY (cont'd)

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

               Issuance of Warrants for Financing

               On July 28, 2003, the Company issued warrants to purchase 1,823,796 shares of the Company's common stock at an exercise price of $0.01 per share. The warrants were issued to the Chief Executive Officer (for 390,305 shares) a director (for 921,305 shares) and to Financial Partners Network Corporation (for 512,295 shares). The warrants expire on May 15, 2006. The warrants were issued in consideration for previous and continued funding via the payment of expenses and liabilities of the Company by the parties. The Company has valued the warrants at $145,356 using the Black-Scholes Pricing Model. The value of the warrants was recorded as a financing expense during the six months ended September 27, 2003. On September 22, 2003, the above-mentioned parties exercised their warrants via a cashless exercise, resulting in the issuance of 1,774,504 shares of the Company's common stock.

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

               In August 2003, the Company issued 50,000 shares of its common stock, valued at $5,000, in partial settlement of debt. The Company also agreed to pay the Creditor at the rate of $2.00 for every case of the Company's bottled water product sold through the direct efforts of the Creditor which will be applied towards the remaining debt due to the Creditor. The Creditor will also receive in cash a sales commission for every case of the Company's bottled water product sold through the direct efforts of the Creditor. No limit has been placed on the amount of commissions earned or cases sold.

               In August 2003,  the Company  issued 275,000 shares of its common
               stock,   valued  at  $50,325,   in  settlement  of  debt  with  a
               consultant.

               In September 2003, the Company issued 100,000 shares of its common stock, valued at $18,300, in partial settlement of debt with a consultant. An additional 150,000 shares, valued at $27,450, is due to this consultant in accordance with the agreement.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 9 -       STOCKHOLDERS' DEFICIENCY (cont'd)

               Issuance of Common Stock and Warrants for Consulting Services

               In January 2002, the Company issued 110 shares of common stock for services rendered. The Company recorded $7,200 of expense during the year ended March 29, 2002.

               In March 2002, the Company entered into an agreement with a consultant for services to be provided. The Company agreed to issue the consultant 500 shares of its common stock each month. In addition, the Company agreed to pay the consultant up to $600,000 of its common stock over the term of the agreement. The consultant was also entitled to receive additional compensation for other services provided, as defined in the agreement. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the consultant the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. In April 2002, the consultant exercised her right to purchase 500 shares of the Company's common stock. The remaining warrants expired unexercised. The Company has valued the warrants at $214 using the Black-Scholes Pricing Model. The value of the warrants was expensed during fiscal 2003. In September 2003, the Company and the consultant mutually agreed to terminate the agreement and acknowledged no further obligations due between the parties.

               In March 2002, the Company entered into an agreement with a consulting firm for services to be provided. The agreement was amended on June 6, 2002, whereby the Company agreed to grant the firm the right to purchase 3,000 shares of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. On January 15, 2003, the Company entered into another agreement with the same consulting firm for a period of six months. The Company agreed to pay the firm common stock in an amount not less than 7.00% of the fully diluted post recapitalization shares of the Company. The firm was issued 718,553 common shares valued at $1,221,540 under this agreement, which was expensed over the term of the agreement. During the year ended March 29, 2003, the consulting firm exercised its right to purchase 1,125 shares of the Company's common stock. The remaining warrants expired unexercised. The Company has valued the warrants at $160 using the Black-Scholes Pricing Model. The value of the warrants was expensed during the year ended March 29, 2003. On June 30, 2003, the Company and the consulting firm mutually agreed to terminate the agreement. The Company also agreed to issue the consulting firm 150,000 shares of its common stock valued at $10,500, in full settlement of the amounts due. The Company accrued and expensed $10,500 relating to this settlement.

               In March 2002, the Company entered into a six-month consulting agreement with another consulting firm for services to be provided. The agreement automatically renewed on a month-to-month basis. In connection with the agreement, the Company issued 8,440 shares of its common stock, valued at $354,456, during the year ended March 29, 2003. In addition, on August 29, 2002, the
               Company granted warrants to purchase 9,564 shares of the Company's common stock at an exercise price of $200 per share expiring August 29, 2007. The Company has valued the warrants at $322,708 using the Black-Scholes Pricing Model. The value of the warrants was expensed during the year ended March 29, 2003. On June 30, 2003, the Company and the consulting firm mutually agreed to terminate the agreement. Terms of the agreement are

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 9 -       STOCKHOLDERS' DEFICIENCY (cont'd)

               the Company agreeing to issue the consulting firm 50,000 shares of its common stock valued at $3,500 in full settlement of the amounts due. The Company accrued and expensed $3,500 relating to this settlement.

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

               In June 2002, the Company entered into a three month consulting agreement with a consultant for services to be provided. The Company agreed to pay the consultant 4,500 shares of its unrestricted common stock, which vest pro-rata over the life of the agreement. On August 30, 2002, the agreement was amended such that the Company agreed to issue the consultant 7,500 shares of unrestricted common stock, which vest pro-rata over the life of the agreement. The agreement was further modified to extend the term to eight months. In September 2003, the Company and the consultant mutually agreed to terminate the agreement and acknowledged no further obligations due between the parties.

               In July 2002, the Company entered into an amended consulting agreement with a consultant for services to be provided. In consideration for these services, the Company issued warrants to purchase up to $300,000 of the Company's common stock at a 40% discount to the average of the three highest closing bid prices of the Company's common stock as of the date of notice. The warrants expire one year from the date of the agreement. During the year ended March 29, 2003, the consultant exercised his right to purchase 1,470,000 shares of the Company's common stock valued at $195,300.

               In August 2002, the Company entered into a six-month agreement with a consultant whereby the consultant would provide the Company services in connection with marketing, public relations, strategic planning and business opportunities for the Company. The Company issued the consultant 2,500 shares of the Company's common stock, valued at $60,000, and a warrant to purchase 1,250 shares of the Company's stock at a purchase price equal to 120% of the closing market price of the Company's common stock on the date of the agreement. The Company has valued the warrants at $18,657 using the Black-Scholes Pricing Model. The value of the warrants was expensed during the year ended March 29, 2003. The warrants expired unexercised.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 9 -       STOCKHOLDERS'  DEFICIENCY (cont'd)

               In August 2002, the Company issued warrants to a consultant for services to be provided to purchase 25,000 shares of the Company's common stock at an exercise price of $20 per share. The warrants had a term of one year. The warrants were exercised during the year ended March 29, 2003. In November 2002, the Company issued additional warrants to the same consultant for services to be provided to purchase 25,000 shares of the Company's common stock at an exercise price equal to a forty percent discount to the closing bid price on the day of notice. The warrants had a term of six months. During the year ended March 29, 2003, 3,792 warrants were exercised. The remaining warrants expired unexercised.

               In September 2002, the Company entered into a new consulting agreement with a current shareholder of the Company, whereby the consultant agreed to continue to serve as a member of the Board of Directors of the Company and assist the Company in increasing shareholders' equity. The consultant is to provide services to the Company for as long as he is a duly elected member of the Board of Directors. Compensation is $5,000 per month in the form of cash or free-trading S-8 shares of the Company's common stock. If common stock is to be issued, they are to have a 25% discount to the closing price on the date of issue.

               In September 2002, the Company issued warrants to a consultant for services to be provided to purchase 30,000 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance. At the same time, the Company entered into a Stock
               Option Purchase Agreement with this consultant whereby the consultant has the option to purchase up to 30,000 shares of the Company's common stock at a 40% discount to the closing bid price of the Company on the day of notice of execution. The option expires six months from the date of the agreement. In November 2002, the Company issued additional warrants to the consultant for services to be provided to purchase 62,500 shares of the Company's common stock at an exercise price of a 40% discount to the closing bid price of the Company on the day of notice of execution. The warrants expire six months from the date of issuance. The consultant has exercised a total of 81,500 warrants during the year ended March 29, 2003. The remaining warrants expired unexercised. The Company valued the warrants at $802 using the Black-Scholes Pricing Model and expensed them during the year ended March 29, 2003. In April 2003, the Company entered into a new consulting agreement with this consultant for services to be provided. The initial term of the engagement was for six months and would automatically renew on a month-to-month basis. In consideration for services to be provided, the consultant was to receive 1,500,000 shares of the Company's unrestricted common stock. No shares relating to this agreement were issued to the consultant. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, the Company and the consultant mutually agreed to terminate the agreement and acknowledged no further obligations due between the parties.

               In September 2002, the Company entered into consulting agreements with several consultants for services to be provided. Under these agreements, the Company issued a total of 591 shares of its common stock valued at $4,851.

               In March 2003, the Company entered into a three-month consulting agreement with a consulting firm for services to be provided commencing March 15, 2003. The Company irrevocably paid the consultant 50,000 shares of its restricted common stock valued at $22,000. The Company has three options to extend the agreement for three months each. For each additional three-month

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 9 -       STOCKHOLDERS' DEFICIENCY (cont'd)

               period, the Company shall pay the consultant $1,500 and $15,000 worth of the Company's common stock. The shares issued to the consultant will have a one-year hold commencing March 15, 2003. In the event that the consultant is unable to sell the shares after the one-year hold, resulting from the Company's neglect, as defined in the agreement, the Company is required to issue "penalty shares" as defined in the agreement. On June 17, 2003, the Company entered into an extension agreement whereby both parties agreed to extend the contract to September 17, 2003. For this extension, the Company issued the consulting firm 150,000 shares of its common stock valued at $15,000. The shares have a one-year hold from the date of issuance. All other terms and conditions from the prior contract remain unchanged.

               In April 2003, the Company entered into an agreement with a lawyer for services rendered and services to be rendered. In exchange for providing legal services to the Company and as payment for services already provided amounting to $45,000, the lawyer received 750,000 shares of the Company's S-8 common stock valued at $120,000. The lawyer is required to sell the shares and the net proceeds to be applied as a credit against the balance due. In the event there is an excess of proceeds, the lawyer is required to credit the Company for future legal services. The Company has expensed $120,000 related to this agreement.

               In April 2003, the Company entered into a consulting agreement with a consulting firm for services to be provided. The initial term of the engagement is for six months and will automatically renew on a month-to-month basis. In consideration for services to be provided, the consulting firm received 1,500,000 shares of the Company's unrestricted common stock valued at $105,000. The Company has expensed $105,000 related to this agreement. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, the Company and the consulting firm mutually agreed to terminate the agreement and acknowledged no further obligations due between the parties.

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

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 9 -       STOCKHOLDERS' DEFICIENCY (cont'd)

               In May 2003, the Company issued 1,250,000 shares of its common stock valued at $125,000 to a consultant for services to be provided over one year. Effective June 23, 2003, the Company amended its agreement with the consultant, whereby the consultant agreed to provide additional services to the Company in exchange for 3,000,000 shares of the Company's common stock valued at $240,000. These shares were issued during the quarter ended September 27, 2003. The Company has expensed $118,875 related to these agreements. In July 2003, the Company entered into a new consulting agreement with this consultant for services to be provided. The agreement expires July 18, 2005. As consideration for the services to be provided, upon filing of Form SB-2 registration statement with the Securities and Exchange Commission, the Company will issue the consultant sufficient shares of the Company's common stock such that the consultant will receive 15% of the total shares outstanding, exclusive of options or warrants. At September 27, 2003, in accordance with the agreement there are 6,160,719 shares due the consultant, which have been valued at $369,643. The Company has accrued the value of this obligation and expensed $30,804 related to this agreement.

               In May 2003, the Company issued 1,000,000 shares of its common stock valued at $100,000 to a consultant for services to be provided over one year. Effective June 23, 2003, the Company amended its consulting agreement with the consultant, whereby the consultant was to be issued an additional 1,000,000 shares of the Company's common stock, valued at $80,000 for services provided through the quarter ended September 27, 2003. The shares were issued during the quarter ended September 27, 2003. The Company has expensed $117,500 related to these agreements.

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

               In May 2003, the Company entered into a six-month Attorney/Client Agreement with an attorney for certain legal services to be provided. The Company issued 250,000 shares of unrestricted S-8 common stock valued at $27,500. The Company has expensed $20,625 related to this agreement.

               In May 2003, the Company entered into a consulting agreement with a consultant for services to be provided over a one-year term. In July 2003, the Company issued the consultant 250,000 shares of its common stock valued at $35,000 related to this agreement. An additional 150,000 shares valued at $21,000, has been accrued and are due to the consultant at September 27, 2003. In addition, the Company is required to issue the consultant 500,000 shares of its common stock when the Company signs an Exclusive License Agreement with a certain company. The term of the consulting agreement is twelve months. The Company has expensed $21,000 relating to this agreement.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)

NOTE 9 -       STOCKHOLDERS' DEFICIENCY (cont'd)

               In May 2003, the Company entered into a consulting agreement with a former director for services to be provided. The Company issued the consultant 250,000 shares of its common stock valued at $25,000. The Company has expensed $25,000 related to this agreement.

               In June 2003, the Company issued 325,000 shares of its common stock valued at $26,000 to a consultant for services to be provided over one year. The Company has expensed $6,500 related to this agreement.

               In August 2003, the Company issued 100,000 shares of its common stock valued at $9,500 to a consultant for services to be provided over thirty days. The Company has expensed $9,500 related to this agreement.

               Marketing Agreement:

               On January 20, 2003, the Company entered into a six-month Strategic Marketing Agreement with ChampionLyte Holdings, Inc. ("ChampionLyte") whereby the Company agreed to issue shares equal to $125,000 per month of its common stock to ChampionLyte. The shares were to be fully paid and non-assessable and bear no restrictive legend. ChampionLyte was to issue the Company 50,000 shares of its restricted stock per month under the agreement.
               These shares were to carry piggyback registration rights. ChampionLyte was also to pay the Company up to $100,000 per month for services to be rendered by the Company relating to the use of their beverage knowledge and distributing the other firm's beverage product, as well as for any and all expenses incurred on its behalf. In connection with the agreement, the Company received 50,000 shares of ChampionLyte common stock, valued at $7,000 and $5,500 at September 27, 2003 and March 29, 2003,
               respectively. The stock is classified as available for sale and is included in marketable securities in the accompanying consolidated balance sheet. During the six months ended September 27, 2003, the Company issued 1,715,000 shares of its common stock valued at $157,900 to ChampionLyte. On May 20, 2003, the Company and ChampionLyte mutually agreed to terminate this agreement.

NOTE 10 -      INCOME TAXES

               Total income tax benefit consists of the following:

                Current:
                    Federal                                    $               -
                    State and local                                            -
                                                               -----------------
                                                               $               -
                                                               -----------------
                Deferred:
                    Federal                                                    -
                    State and local                                            -
                                                               -----------------
                                                                               -
                                                               -----------------
                       Total income tax benefit                 $              -
                                                               =================

               A reconciliation of income tax benefit resulting from applying U.S. federal statutory rates to pretax loss and the reported amount of income tax benefit at March 29, 2003 is as follows:

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 10 -      INCOME TAXES (cont'd)

                Tax benefit at federal statutory rate
                       applied to pretax loss                   $     4,242,750
                State and income taxes, net of
                       federal income tax benefit, applied
                       to pretax loss                                 1,442,500
                Permanent differences                                (4,832,800)
                Valuation allowance                                    (852,450)
                                                            --------------------
                       Total income tax benefit                 $             -
                                                            ====================

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

               The tax effect of significant items comprising the Company's net non-current deferred tax assets and liabilities are as follows:
               March 29, 2003

                       Net operating loss carryfowards         $     2,100,000
                       Stock compensation                            1,030,600
                         Asset impairment                            3,801,500
                         Valuation allowance                        (6,932,100)
                                                               ----------------
                       Deferred non-current tax asset                        -
                                                               ----------------

                       Depreciable assets                                    -
                                                               ----------------
                       Deferred non-current tax liability                    -
                                                               ----------------
                       Net non-current deferred tax asset      $             -
                                                               ================

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

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


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

               On July 15, 2003, the Company entered into an employment agreement with its Senior Vice President of Sales and Marketing ("SVP"). The SVP's base compensation is $75,000 per year. In addition, the SVP is entitled to receive 1,000,000 shares of the Company's common stock over a one-year term. As of September 27, 2003, the SVP has been issued 750,000 shares valued at $52,500. The remaining 250,000 shares will be issued on the SVP's first employment anniversary. The Company has expensed $35,000 relating to this agreement. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, the Company issued 100,000 shares of its common stock to the SVP valued at $24,000 for accrued salary and advances against out-of-pocket expenses.

               Transactions

               At September 27, 2003, the Company had accrued expenses of $89,332 for disbursements paid by a director on behalf of the Company for operating expenses and payroll. In addition, at September 27, 2003, the Company accrued $15,000 for directors' fees due the director. During the quarter ended September 27, 2003, the Company issued the director 1,256,783 shares of its common stock, valued at $100,543, for directors fees owed and disbursements paid by the director on behalf of the Company.

               At September 27, 2003, the Company accrued $15,000 for directors' fees due another director. During the quarter ended September 27, 2003, the Company issued the director 750,000 shares of its common stock, valued at $60,000, for directors' fees owed.

               At September 27, 2003, the Company owed the CEO $28,641 for disbursements paid by the CEO on behalf of the Company for operational expenses. During the quarter ended September 27, 2003, the Company issued the CEO 1,382,467 shares of its common stock, valued at $110,597, in settlement of accrued salary and disbursements paid by the CEO on behalf of the Company.

               As of September 27, 2003, the Company owed the daughter of the CEO $28,682 for services rendered.

               At September 27, 2003, the Company had accrued expenses of $294,137 for disbursements paid by a consultant on behlaf of the Company for operating expenses. Subsequent to the quarter ended September 27, 2003, these accrued expenses were converted into a convertible promissory note (see Note 15).

NOTE 12 -      STOCK OPTION PLANS

               In April 2001, the Company adopted a Stock Option Plan intended to provide officers, directors, key employees and consultants of the Company an opportunity to acquire stock in the Company. As of March 30, 2002, 1,732,383 options to purchase shares at $0.33 per share had been issued

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


               and 900,000 options to purchase shares at $0.01 per share had been issued. During the year ended March 29, 2003, the 900,000 options were exercised and the 1,732,383 options were canceled due to terminations. The fair value of the options on the grant date was calculated using the Black-Scholes Option Pricing Model. There were no options granted or exercised during the six-months ending September 27, 2003.

               2003 Equity Incentive Plan:

               The shareholders approved the 2003 Equity Incentive Plan (the " Incentive Plan") in April 2003. The Incentive Plan is effective April 1, 2003. Officers, directors, key employees and consultants, who in the judgment of the Company render significant service to the Company, are eligible to participate.

               The Incentive Plan provides for the awards of stock-based compensation alternatives such as non-statutory stock options and incentive stock options. The Incentive Plan provides for 10,000,000 shares of common stock to be offered form either authorized and unissued shares or issued shares, which have been reacquired by the Company. Options granted under the Incentive Plan vest at a rate of 20% per year with the first 20% becoming exercisable on the first anniversary of the date the options were granted.

               In April 2003, the Company granted employees and directors options to purchase 3,250,000 and 6,000,000 shares, respectively, of the Company's common stock under the plan. The options are fully vested as of the grant date and have an exercise price of $0.01. Accordingly, under APB No. 25, compensation expense of $487,500 has been recognized during the six months ended
               September 27, 2003 in connection with employee stock option grants. On August 7, 2003, 6,250,000 options were exercised.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


               2003 Stock Incentive Plan:

               In April 2003, the Company's Board of Directors approved the 2003 Stock Incentive Plan ("2003 Plan"). The purpose of the 2003 Plan is to provide long-term incentives and rewards to employees, directors, independent contractors or agents; assist the Company in attracting and retaining such persons; and associate the interests of such persons with those of the Company's stockholders. The 2003 Plan is to be administered by the Board of Directors and the maximum number of shares issuable under the 2003 Plan may not exceed 3,500,000 shares of the Company's common stock. No shares have been issued underahe the 2003 plan as of June 28, 2003.

               In July 2003, the Board of Directors approved a resolution for the creation of the Company's 2003 Stock Incentive Plan #1 which includes the issuance of a total of 2,710,750 shares of the Company's common stock pursuant thereto and the filing of an S-8 Registration Statement to register the Plan. No shares have been issued under the 2003 plan as of September 27, 2003.

               The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

NOTE 12 -      STOCK OPTION PLANS (cont'd)

               Employees," and related Interpretations ("APB No. 25") and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). Under APB No. 25, compensation expense is only recognized when the market value of the underlying stock at the date of grant exceeds the amount an employee must pay to acquire the stock.

               The following table illustrates the effect on net loss and loss per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                  Three Months Ended                   Six Months Ended

                                              September 27,      September 28,     September 27,     September 28,
                                                 2003                2002                2003            2002
                                            -----------------   ----------------- ----------------- ---------------
               Net loss, as reported           $  (1,516,541)       $(14,361,138)     $ (2,871,441)   $(17,279,981)
               Deduct:  Total stock-based
               employee  compensation
               expense determined under
               fair value based method for
               all awards, net of related
               tax effects                                 -            (404,095)                -        (621,370)
                                            -----------------   ----------------- ----------------- ---------------
               Pro forma net loss               $ (1,516,541)       $(14,765,233)       (2,871,441)   $(17,901,351)
                                            =================   ================= ================= ================
               Loss per share:
                     Basic - as reported        $      (0.04)       $     (56.42)     $      (0.11)   $     (73.78)
                     Basic - pro forma          $      (0.04)       $     (58.01)     $      (0.11)   $     (76.44)

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


               Pro forma compensation expense may not be indicative of pro forma expense in future periods. For purposes of estimating the fair value of each option on the date of grant, the Company utilized the Black-Scholes option pricing model.

               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 12 -      STOCK OPTION PLANS (cont'd)

               The weighted-average option fair values and the assumptions used to estimate these values for grants issued during 2003 and 2002 are as follows:

                                               2003                 2002
                                            ---------------    ---------------

                Expected life (years)           N/A                 2-3 years
                Risk free interest rate         N/A go            4.50% - 5.71%
                Expected volatility             N/A            None - 110.33%
                Dividend yield                  N/A                      0.0%


NOTE 13 -      RECENT ACCOUNTING PRONOUNCEMENTS

               In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This statement eliminates the requirement to report gains and losses from extinguishments of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishments are effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

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

               In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)



               based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations as provided for under SFAS No. 148. Accordingly, compensation expense is only recognized when the market value of the Company's stock at the date of grant exceeds the amount an employee must pay to acquire the stock. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations.

               In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must

NOTE 13 -      RECENT ACCOUNTING PRONOUNCEMENTS (cont'd)

               recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations. The Company is currently evaluating the effects of the recognition provision of FIN 45, but does not expect the adoption to have a material impact on the Company's financial position or results of operations.

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

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


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

NOTE 14 -      COMMITMENTS AND CONTINGENCIES

               Litigation:

               A former officer of Aqua Clara filed suit against Aqua Clara for approximately $227,000 of accrued wages, loans that took the form of a mortgage on the property, and other damages. This claim also sought 1,350,000 shares of the Company's common stock. At March 30 2002 the Company had provided approximately $180,000 related to the accrued wages, loans and other damages in the accompanying financial statements, which was accrued by Aqua Clara prior to the acquisition. However, the Company asserts that all or a majority of the number of common

NOTE 14 -      COMMITMENTS AND CONTINGENCIES (cont'd)

               shares due was a frivolous claim and did not include any amount related to these shares in the related financial statements. In September 2003 the Company settled this suit for $450,000. The terms include 16 monthly installment payments and 3,000,000 shares of S-8 common stock of the Company to be escrowed as collateral, to be released upon satisfaction of the settlement amount. The $450,000 settlement amount is included in accrued expenses.

               During the fiscal year ended March 29, 2003 and subsequent to such, various vendors, consultants and professionals have filed actions against the Company, including some having received default judgments. The unsettled claims aggregate approximately $180,000. The Company has included in accrued expenses at March 29, 2003 approximately $154,000 of these settlements based on this assessment, certain of the balances were previously included as accounts payable. During the fiscal year ended March 29, 2003 and subsequent to such, various former employees of the Company and certain related Company's have filed actions against the Company to recover severance pay, back wages, personal property and interest. One such group of claims has obtained a judgment against the Company's bottling equipment and is forcing a disposition of the equipment through an auction. The unsettled claims aggregate approximately $985,000. The Company has included in accrued expenses at March 29, 2003 approximately $792,000 as a contingency related to these unsettled claims, actions and judgments based on the Company's and counsel's assessments. During the six months ended September 27, 2003, the Company issued 1,369,884 shares of its common stock valued at approximately $82,000 in settlement of claims.

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

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


               Subsequent to the year ended March 29, 2003, the Company entered into settlement agreements with certain professionals, consultants, vendors and former employees. In connection with certain of these settlement agreements, the Company is required to issue 1,375,000 shares of its common stock. As of September 27, 2003, the Company has issued 1,225,000 shares related to these settlements, valued at $97,950. At September 27, 2003, approximately $330,000 is due under these settlements and are included in accrued expenses. An additional 150,000 shares of common stock remain to be issued under these agreements. Certain plaintiffs are required to sell these shares and, once sold, if there is any remaining balance, the Company is required to pay the plaintiffs an aggregate of $15,000 per month, beginning November 1, 2003, until the obligation is satisfied.

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

NOTE 14 -      COMMITMENTS AND CONTINGENCIES (cont'd)

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
                                                  =====================

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


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

NOTE 14 -      COMMITMENTS AND CONTINGENCIES (cont'd)

                    Cash of $342,000 spent by StonePoint during 2002 for costs incurred by StonePoint for remedial actions taken by StonePoint to regain and recapture StonePoint's business relationship with its Distributor and to protect and preserve the Distributor and StonePoint Supply and Purchase Agreement as a result of contaminated product purchased by the Company; and

                    The assumption by StonePoint of the Company's debt obligation to Distributor in the amount of $1 million in future product rebates, in settlement of the $3 million loss suffered by Distributor as a result of the recall caused by the contaminated product purchased by the Company.

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

               Lack of Insurance:

               The Company, at September 27, 2003, did not maintain any liability insurance or any other form of general insurance. The Company is also lacking insurance coverage for Directors and Officers Liability, workman's compensation, disability, and business discontinuance. Although the Company is not aware of any claims resulting from non-coverage, there is no assurance that none exist. Management plans to obtain coverage as soon as possible.

                BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 27, 2003
                                   (UNAUDITED)


NOTE 15 -      SUBSEQUENT EVENT

               Marketing Agreement

               In August 2003, the Company entered into a marketing agreement with Benchmark Career Fund ("BCF"), whereby BCF agreed to provide athletic and other professional endorsement services for the Company's bottled water product through initiating contact with athletes and other selected professionals. BCF will receive $0.50 for every case of the Company's product sold within the continental United States, Hawaii, and Alaska, through the expiration of the agreement. In addition, BCF will receive 10,000,000 shares of the Company's common stock to be used to attract and manage athletes as an initial payment. The agreement is for a period of two years, commencing on the date the 10,000,000 shares are issued to BCF. On September 30, 2003, the Company issued BCF 10,000,000 shares, valued at $2,400,000.

               Conversion of Accrued Expenses

               On September 30, 2003 the Company issued two Series A Convertible Promissory Notes, to a Director of the Company and a consultant for the Company. The notes were issued as a conversion of accrued expenses related to amounts advanced to the Company by the parties. The notes aggregated $338,199, and bear interest at a rate of 8.0% per annum. The notes mature on October 30, 2003. Interest is due and payable at the end of each calendar quarter. At the option of the Holders, the interest may be paid in cash or converted into common stock. The principal amount of the note may be converted, in whole or in part, into common stock at the option of the Holder. The initial conversion price per share shall be equal to the lesser of (i) the average of the 5-day closing prices during the 5 days immediately prior to the conversion date discounted by 25%, or (ii) $0.25.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in the our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute its strategy due to unanticipated changes in the industries in which it operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Overview

BEVsystems International, Inc. and Subsidiaries (collectively the "Company") is a provider of oxygenated water. The Company distributes its products primarily through an international distribution network. The Company's fiscal year ends on the Saturday nearest to March 31.

On July 12, 2001, the Company acquired the assets of the beverage division of Life International, a provider of oxygenated water. The assets included oxygenation equipment, bottles, proprietary seals, marketing materials, office equipment, trademarks, patent rights and other intangible assets. On February 25, 2002, the Company consummated a merger with Aqua Clara Bottling and Distribution, Inc. and its subsidiary.

Results of Operations

Results of Operations - Three Months Ended September 27, 2003 Compared to the Three Months Ended September 28, 2002.

Revenues

         Revenues generated during the three months ended September 27, 2003, aggregated $18,680, as compared to $ 230,298 for the three months ended September 28, 2002. The decrease in revenues of $211,618 from the prior period is primarily due to the closing of the manufacturing plant in Clearwater, Florida and the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Costs of Revenues

         Cost of Revenues for the three months ended September 27, 2003, aggregated $15,199 or 81% of revenue, as compared to $133,066 or 58% of revenue for the three months ended September 28, 2002. The decrease for the three months ended September 27, 2003 of $117,947, was primarily due to the closing of the manufacturing plant in Clearwater, Florida and the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Operating Expenses

         Operating Expenses incurred for the three months ended September 27, 2003, aggregated $1,121,132, as compared to $2,286,500 for the three months ended September 28, 2002. The decrease of $1,165,368 is directly attributable to the closing of the manufacturing plant in Clearwater, Florida and the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis..

Comprehensive Loss and Loss Per Share

         The comprehensive loss and the basic net loss per weighted average share were $1,524,041 and $(.04), respectively, for the three months ended September 27, 2003, as compared to $14,361,138 and $(56.42), respectively, for the three months ended September 28, 2002. The loss from operations decreased from the previous period primarily as a result of the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.. The basic loss per share also was affected by a 200:1 reverse stock split on January 2, 2003.

Results of Operations - Six Months Ended September 27, 2003 Compared to the Six Months Ended September 28, 2002.

Revenues

         Revenues generated during the six months ended September 27, 2003, aggregated $34,647 as compared to $443,620 for the six months ended September 28, 2002. The decrease in revenues of $408,973 from the prior period is primarily due to the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Costs of Revenues

         Cost of Revenues for the six months ended September 27, 2003, aggregated $15,434 or 45% of revenue, as compared to $298,766 or 67% of revenue for the six months ended September 28, 2002. The decrease for the six months ended September 27, 2003 of $283,332, was primarily due to a decrease in sales resulting from the transition from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Operating Expenses

         Operating Expenses incurred for the six months ended September 27, 2003, aggregated $2,478,432, as compared to $5,069,549 for the six months ended September 28, 2002. The decrease of $2,591,117 for the six months ended September 27, 2003, was primarily due to the continued implementation by management of a plan to reduce various costs, including but not limited to the closing of the manufacturing plant in Clearwater, Florida and the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Comprehensive Loss and Loss Per Share

         The comprehensive loss and the basic loss per weighted average share was $2,869,941 and $(.11), respectively, for the six months ended September 27, 2003, as compared to comprehensive loss of $17,279,981 and $(73.78), respectively, for the six months ended September 28, 2002. The comprehensive loss from operations decreased from the previous period primarily as a result of the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis. The basic loss per share also was affected by a 200:1 reverse stock split on January 2, 2003.

Liquidity and Capital Resources

         At September 27, 2003, we had working capital deficit of $5,888,474 as compared with $5,637,910 at March 29, 2003. The increase in the working capital deficit is primarily the result of an increase in the Company's accrued expenses.

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. The Company is currently engaged in discussions with numerous parties with respect to raising additional capital, provided, however, the Company cannot provide any assurance as to whether the Company will be able to raise funding in connection with these negotiations. The Company has no definitive plans or arrangements in place with respect to additional capital sources at this time. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

         On October 22, 2001, the Company entered into a series of three convertible promissory notes with Financial Partners Network Corporation in the amount of $100,000, $100,000 and $62,584. The notes were due April 22, 2002 and had an interest rate of 10.5% per year. The notes were convertible, at the option of the holder. On August 29, 2002, in consideration for extending the maturity dates on the notes, the Company granted warrants to purchase 2,574 shares of the Company's common stock at an exercise price of $0.01 per share expiring May 15, 2005. On January 21, 2003, all three notes, inclusive of accrued interest of $34,464, were converted into 1,710,753 shares of the Company's common stock at a rate of $0.108 per share. In lieu of exercising the warrant by paying the per share warrant price, the holder may execute a cashless exercise in accordance with the formula set forth in the warrant agreement. In September 2003, Financial Partners Network exercised their right to purchase 2,574 shares of the Company's common stock via a cashless exercise, resulting in the issuance of 2,504 shares of the Company's common stock.

         On November 15, 2001, the Company entered into a $200,000 convertible promissory note with the Chief Executive Officer ("CEO") of the Company. The note was due May 15, 2002 and had an interest rate of 10.5% per year. On August 29, 2002, in consideration for extending the maturity date on the note, the Company granted warrants to purchase 1,961 shares of the Company's common stock to the CEO at an exercise price of $0.01 per share expiring May 15, 2005. On January 21, 2003, the note, including accrued interest of $24,500, was converted into 3,571,424 shares of the Company's common stock at a rate of $0.108 per share. In September 2003, the CEO exercised his right to purchase 1,961 shares of the Company's common stock via a cashless exercise, resulting in the issuance of 1,908 shares of the Company's common stock.

         In April 2002, the Company entered into several convertible promissory notes with several investors for a total value of $200,000. The notes were due April 30, 2003 and have an interest rate of 12%. The notes are convertible, at the option of the holders, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock.

         On May 15, 2002, the Company entered into an $80,000 convertible promissory note with a director of the Company. The note was due August 15, 2002 and had an interest rate of 12.0% per year. The note was convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest 3 day trading prices during the 5 trading days immediately prior to the funding date. The conversion price was subject to adjustment. On August 29, 2002, in consideration for extending the maturity date on the note, the Company granted warrants to purchase 784 shares of the Company's common stock at an exercise price of $0.01 per share expiring May 15, 2005. On January 21, 2003, this note, as well as a $363,000 secured note with the director, including accrued interest, was converted into 4,440,044 shares of the Company's common stock. The Company also granted to the director warrants to purchase 1,200 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrants to purchase 1,200 shares of the Company's common stock were exercised on August 7, 2002. On August 29, 2002, in consideration for extending the maturity date of the aforementioned secured note with this director, the Company granted warrants to purchase 3,845 shares of the Company's common stock at an exercise price of $0.01 per share expiring May 15, 2005. On September 22, 2003, the director exercised his right to purchase 4,629 shares of the Company's common stock via a cashless exercise, resulting in the issuance of 4,504 shares of the Company's common stock.

         On June 4, 2002, the Company entered into a $100,000 convertible promissory note with an investor. The note was due June 4, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $15,867 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to this investor to purchase 1,500 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrant expires on April 30, 2005. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, the investor converted his note, including accrued interest of $15,879, into 2,000,000 shares of the Company's common stock.

         On July 5, 2002, the Company entered into a $250,000 convertible promissory note with an investor. The note was due July 5, 2003 and does not bear interest, except in the case of default. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the 5-day closing bid prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) $60. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The conversion price is also subject to adjustment so that the number of shares into which the note is converted does not exceed the number of shares such that, when aggregated with all other shares of common stock then beneficially or deemed beneficially owned by the holder, would result in the holder owning more than 9.999% of all such shares of common stock as would be outstanding on the conversion date. In August 2003, $30,000 of the note was converted into 500,000 shares of the Company's common stock. Accrued interest due to the default of the Company of $128,404 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to the investor to purchase 1,667 shares of the Company's common stock at an exercise price of $72.00 per share. The warrant is callable at the Company's option, provided that the closing bid prices for the five days preceding the date the Company exercises such option exceeds 140% of the warrant exercise price and that an effective registration statement is in place. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, the remaining balance of the note, including the default interest of $128,404, were converted into 2,500,000 shares of the Company's common stock.

         On August 4, 2002, the Company entered into a $75,000 convertible promissory note with an investor bearing interest at 10% per annum with principal and all accrued interest payable in full on March 4, 2003. The note is secured by 50,000 shares of the Company's common stock. The holder of the note is entitled, at its option, to convert at any time, the principal amount of the note and accrued interest at a conversion price equal to the latest five-day average of the closing bid price of the Company's common stock into such shares of the Company's common stock. The shares to be issued pursuant to this note shall contain unlimited piggyback registration rights. Any overdue payment of principal on the note shall bear interest at 15% per annum until paid. On February 5, 2003, the Company issued 50,000 shares of its common stock, valued at $85,000, in consideration for extending the maturity date of the note. Accrued interest of $7,500 is included in accrued expenses in the accompanying consolidated balance sheet. In June 2003, a related party-shareholder purchased the note from the investor. In consideration for extending the maturity date of the note to when, the related party-shareholder was granted warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 per share. The fair value of the warrants using the Black-Scholes Option Pricing Model was $52,825 and is being amortized to interest and financing expense over the term of the expense. On September 22, 2003, the related party-shareholder exercised his warrants via a cashless exercise, resulting in the issuance of 249,306 shares of the Company's common stock.

         In August 2003, an investor converted his $50,000 note, including accrued interest of $8,000, into 773,333 shares of the Company's common stock. On September 22, 2003, an investor converted his $50,000 note, including accrued interest of $8,515, into 329,662 shares of the Company's common stock. The balance of these notes was $50,000 at September 27, 2003. Accrued interest of $8,567 is included in accrued expenses in the accompanying consolidated balance sheet relating to the outstanding notes. The Company also granted these note holders warrants to purchase a total of 3,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading days immediately prior to the funding date. The warrants are callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrants expire on April 30, 2005. On September 22, 2003, one note holder exercised his warrants and purchased 750 shares of the Company's common stock for $133, the proceeds are currently due from the note holder. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, a note holder converted his $50,000 note, including accrued interest of $8,433, into 417,378 shares of the Company's common stock.

         If we need to obtain capital, no assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on our business, operating results and financial condition. If the need arises, we may attempt to obtain funding through the use of various types of short term funding, loans or working capital financing arrangements from banks or financial institutions.

Settlement of Debt

         In January 2003, the Company entered into an agreement with the Chief Executive Officer and his spouse, a director of the Company and Financial Partners Network Corporation whereby the Company issued a total of 9,722,221 shares of its restricted common stock to such shareholders in satisfaction of all debt, convertible notes, security interest and other securities owed to these parties, which aggregated approximately $1,050,000.

         In August 2003, the Company issued 50,000 shares of its common stock, valued at $5,000, in partial settlement of debt. The Company also agreed to pay the creditor at the rate of $2.00 for every case of the Company's bottled water product sold through the direct efforts of the creditor, which will be applied towards the remaining debt due to the creditor. The creditor will also receive, in cash. a sales commission for every case of the Company's bottled water product sold through the direct efforts of the creditor. No limit has been placed on the amount of commissions earned or cases sold.

         In August 2003, the Company issued 275,000 shares of its common stock, valued at $50,325, in settlement of debt with a consultant.

         In September 2003, the Company issued 100,000 shares of its common stock, valued at $18,300, in partial settlement of debt with a consultant. An additional 150,000 shares, valued at $27,450, is due to this consultant in accordance with the agreement.

         At September 27, 2003, the Company had accrued expenses of $89,332 for disbursements paid by a director on behalf of the Company for operating expenses and payroll. In addition, at September 27, 2003, the Company accrued $15,000 for directors' fees due to the director. During the quarter ended September 27, 2003, the Company issued the director 1,256,783 shares of its common stock, valued at $100,543, for directors fees owed and disbursements paid by the director on behalf of the Company.

         At September 27, 2003, the Company owed the CEO $28,641 for disbursements paid by the CEO on behalf of the Company for operational expenses. During the quarter ended September 27, 2003, the Company issued the CEO 1,382,467 shares of its common stock, valued at $110,597, in settlement of accrued salary and disbursements paid by the CEO on behalf of the Company.

         At September 27, 2003, the Company accrued $15,000 for directors' fees due to a director. During the quarter ended September 27, 2003, the Company issued the director 750,000 shares of its common stock, valued at $60,000, for directors' fees owed.

         A former officer of Aqua Clara filed suit against Aqua Clara for approximately $227,000 of accrued wages, loans and other damages. In connection with this lawsuit, a lien was filed against the Company's assets. The former officer also sought 1,350,000 shares of the Company's common stock. As of March 30, 2002, the Company accrued approximately $180,000 related to the accrued wages, loans and other damages in the accompanying financial statements, which was accrued by Aqua Clara prior to the acquisition. In September 2003, the Company settled this suit for $450,000. The terms include 16 monthly installment payments and 3,000,000 shares of common stock of the Company to be escrowed as collateral, to be released upon satisfaction of the settlement amount. The $450,000 settlement amount is included in accrued expenses.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is party to legal proceedings as set forth below:

Thorp & Company v. BEVsystems Int'l, Inc., et al., Case No. 02-27983-CA-13. This action was filed in the Eleventh Judicial Circuit for Miami-Dade County on November 8, 2002. The Plaintiff is asserting a claim to recover $35,000 of accounts payable. The Plaintiff in this case has obtained a motion for default judgment in the amount of approximately $42,000.

Freeman Decorating Co. v. BEVsystems Int'l, Inc., et al., Case No. 02-22432-CA(09). This action was filed in the Seventh Judicial Circuit for Dade County on September 10, 2002. The Plaintiff in the action seeks payment for advertising services rendered. The plaintiff obtained a default judgment for approximately $18,995.

Young & Rubicam, L.P. v. BEVsystems Int'l, Inc., et al., Case No. 02-31444-CA-08. This action was filed in the Eleventh Judicial District for Miami-Dade County. The plaintiff obtained a default judgment for approximately $58,000.

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

Brickell Bay Capital Fund, LLC v. BEVsystems Int'l, Inc., et al., Case No. 03-4936-CI-015. This action was filed in the Sixth Judicial Circuit for Pinellas County, Florida on June 26, 2003. The suit is a foreclosure action against the Company by a secured mortgage holder for non-payment. The Plaintiff seeks to recover possession of the collateral, consisting of real property and machinery. The principal amount of the note is approximately $300,000. The plaintiff is also seeking payment for back interest, attorneys' fees and costs are being sought in the amount of approximately $50,000. In addition, Brickell Bay Fund purchased the first security position from Yale Mortgage, and, as a result, Brickell Bay Fund currently holds a mortgage on the property in the amount of approximately $740,000. The Company is currently in settlement discussions with Brickell Bay Fund, which such discussions may result in Brickell Bay Fund foreclosing on the property.

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

GBS v. BEVsystems Int'l, Inc., Case No. 02-5341-A-21. This action was filed in Pinellas County, Florida. The Plaintiff obtained a default judgment in the approximate amount of $30,000.

R.R. Donnelly, Inc. v. BEVsystems Int'l, Inc., Case No. 02-4360-CO-41. This action was filed in Pinellas County, Florida. The Plaintiff obtained a default judgment in the approximate amount of $13,000.

Bowne of NYC, LLC v. Aqua Clara. This action was filed in New York City, New York. The Plaintiff seeks recovery of approximately $5,481 allegedly owed to it for accounts payable by the Company. Management has not filed an answer to this complaint. Since the initial complaint, no notice of any other adverse action has been received by the Company.

Plunkett v. BEVsystems Int'l, Inc, et al. This action was filed in the Sixth Judicial Circuit for Pinellas County on February 11, 2003. Former employees of the Company filed the action to recover severance pay as a result of their termination and/or for salary accruals. The Plaintiffs in this case obtained a judgment in the amount of approximately $438,620, have attached the Company's bottling equipment in Clearwater, Florida and forced a sheriff's auction to dispose of the equipment. Approximately $25,000 was raised from the auction, which proceeds are being held by the sheriff due to a dispute between Plunkett and Brickell Bay Fund.

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

Issuance of Securities

During the quarter ended September 27, 2003, the Company issued 2,639,250 shares of common stock to two directors of the Company in connection with the settlement of payable owed by the Company.

During the quarter ended September 27, 2003, the Company issued 1,602,995 shares of common stock to three accredited investors in connection with their conversion of their convertible notes.

During the quarter ended September 27, 2003, the Company issued 2,033,477 shares of common stock to five parties in connection with their cashless exercise of their warrants.

During the quarter ended September 27, 2003, the Company issued 6,250,000 shares of common stock to three individuals in connection with the exercise of stock options.

Item 3.  Defaults Upon Senior Securities

On July 31, 2002, the Company refinanced their manufacturing plant located in Clearwater, Florida. The amount of the mortgage note totaled $420,000. The mortgage note is secured by the underlying building and land. The note was due in monthly installments of principal and interest through 2032 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. At June 28, 2003, the interest rate was 12%. Due to the Company's failure to make the required payments under the note, the mortgage is now in default and is currently due and has been reclassified as a current liability. At September 27, 2003, the outstanding principal balance was $419,806.

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

The Company has a note payable in the amount of $30,829 that is secured by several vehicles owned by the Company. The note holder is currently seeking to repossess these vehicles.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit                           Description of Exhibit
  No.

31.1 Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
       (filed herewith)

32.1 Certification by the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
       (filed herewith)



(b)      Reports on Form 8-K

On August 29, 2003, the Company filed a Form 8-K reporting under Item 5 with respect to the filing of its Form 10-KSB for the year ended March 31, 2003 and the Form 10-QSB for the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Date: October 14, 2003                            BEVSYSTEMS INTERNATIONAL, INC.


                                                  By: /s/ G. Robert Tatum
                                                      ---------------------
                                                          G. Robert Tatum
                                                       CEO, CFO & Chairman


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                           Capacity                      Date

 /s/ G. Robert Tatum                 CEO, CFO & Chairman        October 14, 2003
 --------------------
     G. Robert Tatum

 /s/ James Dale Davidson             Director                   October 14, 2003
 -----------------------
    James Dale Davidson

 /s/ E. Douglas Cifers               Director                   October 14, 2003
 ----------------------
     E. Douglas Cifers