Form 10QSB
period 2003-12-31
BEVSYSTEMS INTERNATIONAL INC
filed 2004-02-10
CIK 1020477

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                For the quarterly period ended December 27, 2003

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

                              1315 Cleveland Street
                              Clearwater, FL 33755
                    (Address of principal executive offices)

                                 (786) 425-0811
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2004 there were 66,917,252 shares of common stock, par value $0.0001 per share, of the issuer outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
                                      INDEX
                                December 27, 2003

                                                                           Page Number

CONSOLIDATED FINANCIAL STATEMENTS
         Condensed Consolidated Balance Sheets at December 27, 2003            F-2
            (unaudited)

         Condensed Consolidated Statement of Operations and Comprehensive Loss
         for the three and nine months ended December 27, 2003
         (unaudited) and December 28, 2002 (unaudited)                         F-3

         Condensed Consolidated Statement of Cash Flows for the nine months ended December 27, 2003 (unaudited) and December 28, 2002
         (unaudited)                                                        F-4 to F-5

         Notes to Condensed Consolidated Financial Statements               F-6 to F-22

                 BEVsystems International, Inc. & Subsidiary
                        CONDENSED CONSOLIDATED BALANCE SHEET
                        At December 27, 2003 (Unaudited)


                                     ASSETS

Current assets
  Cash                                                               $   9,070
  Accounts receivable                                                   32,120
  Marketable securites                                                   8,500
                                                                     ----------
  Total current assets                                                  49,690
                                                                     ----------
Property, plant and equipment, net                                     945,588
                                                                     ----------
     Total assets                                                    $ 995,278
                                                                     ==========

          LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                                                 $   742,426
  Accrued expenses                                                   3,025,997
  Deposits and deferred fees                                            63,670
  Convertible debentures and advances - stockholders                   639,590
  Notes Payable secured by assets                                      746,433
                                                                   ------------
     Total current liabilities                                       5,218,116
                                                                   ------------
Commitments and contigencies

Shareholders' deficiency
  Preferred stock; no par value; 5,000,000 shares authorized;
    100 shares issued and outstanding; nonvoting and
    convertible into 174,825 shares of common stock                     74,601
  Common stock; $.0001par value ; 650,000,000 shares authorized;
    61,011,392 shares issued and outstanding                             6,101
  Additional Paid-In Capital                                        36,331,838
  Unearned Services                                                 (2,203,368)
  Accumulated comprehensive income                                       3,000
  Accumulated deficit                                              (38,435,010)
                                                                   ------------

      Total shareholders' deficiency                                (4,222,838)
                                                                   ------------
      Total liabilities and shareholders' deficiency               $   995,278
                                                                   ============

  The accompanying notes are an integral part of these financial statements

                   BEVsystems International, Inc. & Subsidiary
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                               For the Three Months Ended       For the Nine Months Ended
                                                                  December 27,   December 28,  December 27,     December 28,
                                                                     2003           2002           2003             2002
Net revenues                                                     $    65,625      $    122,824   $    100,272    $    566,444
Cost of Goods Sold
  Cost of revenues                                                    10,531           141,870         39,106         440,636
                                                                 ------------     -------------  -------------   -------------
Gross Profit (loss)                                                   55,094           (19,046)        61,166         125,808
                                                                 ------------     -------------  -------------   -------------

Selling, general and administrative expenses
  Selling and marketing                                               31,619                 -         42,428               -
  General and administrative                                       1,318,588         1,563,793      3,726,509       6,633,342
  Asset impairment charges                                                 -                 -          6,041      11,946,032
  Loss on Settlement of Debt                                          18,636                           18,636
                                                                 ------------     -------------  -------------   -------------
Total selling, general and administrative expenses                 1,368,843         1,563,793      3,793,614      18,579,374
                                                                 ------------     -------------  -------------   -------------
Loss from operations before interest expense                      (1,313,749)       (1,582,839)    (3,732,448)    (18,453,566)
  Interest expense, net                                              104,414           104,561        557,157         513,815
                                                                 ------------     -------------  -------------   -------------
Net loss                                                         $(1,418,163)     $ (1,687,400)  $ (4,289,604)   $(18,967,381)
                                                                 ============     =============  =============   =============
Basic and diluted net loss per common share                      $     (0.02)     $      (4.19)  $      (0.12)   $     (62.32)
                                                                 ------------     -------------  -------------   -------------

Weighted average number of common shares outstanding              57,016,449           402,636     35,524,839         304,364
                                                                 ------------     -------------  -------------   -------------

   The accompanying notes are an integral part of these financial statements

                   BEVsystems International, Inc. & Subsidiary
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                 Nine Months Ended December 27,
                                                            December 27, 2003  December 28, 2002
Operating activities
  Net loss                                                      $ (4,289,604)    $ (18,967,381)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                                    18,151                 -
      Amortization of unearned services                            1,966,297           449,175
      Asset impairment charges                                         6,041        11,946,032
      Issuance of Common stock for services and financing            919,035         4,519,700
      Issuance of warrants in connection with finanicng              267,229           140,153
      Grant of employee stock options                                487,498
      Changes in assets and liabilities:
        Accounts receivable                                          (31,664)           (4,413)
        Inventory                                                          -            35,546
        Prepaid expenses and other assets                            (11,155)          139,193
       Decrease in Deferred Revenue                                  (30,500)
        Accounts payable and accrued expenses                        206,957          (560,320)
                                                                -------------    --------------
           Net cash used in operating activities                    (491,716)       (2,302,315)

Investing activities
                                                                           -                 -
                                                                           -                 -
                                                                -------------    --------------


Financing activities
  Proceeds from notes payable and shareholder advances               514,147           416,387
  Repayments of notes payable                                        (13,497)         (330,524)
  Proceeds from issuance of convertible debentures                         -           728,000
  Proceeds from issuance of common stock                                   -           125,000
  Proceeds from exercise of stock options                                  -             5,500
  Net proceeds from exercise of warrants                                   -         1,349,656
                                                                -------------    --------------

           Net cash provided by financing activities                 500,650         2,294,019
                                                                -------------    --------------

Net increase(decrease) in cash                                         8,934            (8,296)

Cash, beginning of period                                                136             8,296
                                                                -------------    --------------

Cash (overdraft), end of period                                      $ 9,070     $ -         0
                                                                -------------    --------------

The accompanying notes are an integral part of these financial statements

                   BEVsystems International, Inc. & Subsidiary
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)(continued)



                                                                   2003             2002
                                                               --------------    -------------
Supplemental disclosure of non-cash information:

Cash paid during the year for:
   Interest                                                              $ -                 -
                                                               ==============

  Income Taxes                                                           $ -                 -
                                                               ==============

Schedule of non-cash investing and financing activities:

Stock issued in connection with the settlement of trade payables
   and accrued expenses                                            $ 868,914
                                                               ==============

Stock issued in connection with conversion of notes payable              $ -
                                                               ==============

Stock issued in connection with prepaid expenses                         $ -
                                                               ==============

Stock issued in connection with conversion of convertible
  noted payable                                                    $ 625,000
                                                               ==============

Cashless exercise of warrants in lieu of accounts payable                $ -
                                                               ==============

Cashless exercise of stock options in lieu of accounts payable           $ -
                                                               ==============

Issuance of warrants in connection with convertible debebtures           $ -
                                                               ==============

Issuance of warrants in connection with financing                        $ -
                                                               ==============

Issuance of common stock in connection with consulting
 agreement                                                       $ 2,400,000
                                                               ==============

The accompanying notes are an integral part of these financial statements

                  BEVSYSTEMS INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 2003
                                   (UNAUDITED)


NOTE 1 -  ORGANIZATION, HISTORY AND NATURE OF BUSINESS

          BEVsystems International, Inc. and Subsidiary (collectively the "Company") is a provider of oxygenated water. The Company bottles its product through co-packing agreements and distributes its products primarily through an international distribution network. The Company's fiscal year ends on the Saturday nearest to March 31.

          On July 12, 2001, the Company acquired the net assets of the beverage division of Life International, a provider of oxygenated water. The net assets included oxygenation equipment, bottles, proprietary seals, marketing materials, office equipment, trademarks, patent rights and other intangible assets. On February 25, 2002, the Company consummated a merger with Aqua Clara Bottling and Distribution, Inc. and Subsidiary.

NOTE 2 -  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements include the accounts of Bevsystems International, Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended December 27, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the company's annual report filed on Form 10-KSB for the year ended March 29,2003.

NOTE 3 -  GOING CONCERN

          The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses, negative cash flows from operating activities, negative working capital and has a shareholders' deficit. At December 27, 2003 the Company's accumulated deficit was $38,435,010 and its working capital deficiency was $5,168,426. For the nine months ended December 27, 2003 the Company had a net loss of $4,289,604. In addition, the Company is in default of its debt agreements for nonpayment and certain debtors have filed actions against the Company, including foreclosing property. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 -  ACCRUED EXPENSES

          Accrued expenses consisted of the following at December 27, 2003:


 Payroll and related costs                               $   1,225,002
 Settlements                                                   450,000
 Other                                                         918,602
 Interest                                                      190,066
 Professional fees                                             182,327
 Directors fees                                                 60,000
                                                         -------------
                                                         $   3,025,997
                                                         =============
NOTE 5 -  CONVERTIBLE NOTES PAYABLE

          On October 22, 2001, the Company entered into a series of three convertible promissory notes with Financial Partners Network Corporation (an affiliate of the company's CEO) in the amount of $100,000, $100,000 and $62,584. The notes were due April 22, 2002 and had an interest rate of 10.5% per year. The notes were convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price was subject to adjustment if the Company issued additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. On August 29, 2002, in consideration for extending the maturity dates on the notes, the Company granted warrants to purchase 2,574 shares of the Company's common stock at an exercise price of $0.01 per share expiring May 15, 2005. On January 21, 2003, all three notes, inclusive of accrued interest of $34,464, were converted into 1,710,753 shares of the Company's common stock at a rate of $0.108 per share. The Company also granted warrants to Financial Partners Network Corporation to purchase 2,198 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 10, 2006. In lieu of exercising the warrant by paying the per share warrant price, the holder may execute a cashless exercise in accordance with the formula set forth in the warrant agreement. In September 2003, Financial Partners Network exercised their right to purchase 2,574 shares of the Company's common stock via a cashless exercise, resulting in the issuance of 2,504 shares of the Company's common stock.


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

          On December 21, 2001, the Company entered into a $20,000 convertible promissory note with an investor. The note is currently in default and was due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $4,200 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to the investor to purchase 122 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004.

          On December 21, 2001, the Company entered into a $40,000 convertible promissory note with an investor. The note is currently in default and was originally due June 21, 2002 and has an interest rate of 10.5% per year. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price of $65.99 per share. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $8,400 is included in accrued expenses in the accompanying consolidated balance sheet. The Company also granted warrants to purchase 243 shares of the Company's common stock at an exercise price of $65.99 per share expiring November 5, 2004. On July 30, 2002, in consideration for extending the maturity date on the note to June 21, 2003, the Company granted warrants to the investor to purchase 100 shares of the Company's common stock at an exercise price of $48.00 per share expiring May 15, 2005.

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

          On June 27, 2002, the Company entered into a $50,000 convertible promissory note with an investor. The note was due April 30, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The Company also granted warrants to this investor to purchase 750 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrant expires on April 30, 2005. On October 14, 2003 the note holder converted the principal amount of the note and accrued interest of $7,693.16 into 412,094 common shares of the company's stock.

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

          On August 4, 2002, the Company entered into a $75,000 convertible promissory note with an investor bearing interest at 10% per annum with principal and all accrued interest payable in full on March 4, 2003. The note is secured by 50,000 shares of the Company's common stock. The holder of the note is entitled, at its option, to convert at any time, the principal amount of the note and accrued interest at a conversion price equal to the latest five-day average of the closing bid price of the Company's common stock into such shares of the Company's common stock. The shares to be issued pursuant to this note shall contain unlimited piggyback registration rights. Any overdue payment of principal on the note shall bear interest at 15% per annum until paid. On February 5, 2003, the Company issued 50,000 shares of its common stock, valued at $85,000, in consideration for extending the maturity date of the note In June 2003, a related party-shareholder purchased the note from the investor. In consideration for extending the maturity date of the note to September 30, 2003, the related party-shareholder was granted warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 per share. The fair value of the warrants using the Black-Scholes Option Pricing Model was $52,825 and is being amortized to interest and financing expense over the term of the expense. On September 22, 2003, the related party-shareholder exercised his warrants via a cashless exercise, resulting in the issuance of 249,306 shares of the Company's common stock. On December 10, 2003 the remaining balance of the note including accrued interest of $12,255.00 was converted into 1,662,000 shares of the company's common stock.

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

          On September 30, 2003 the Company issued two Series A Convertible Promissory Notes, to a Director of the Company and a consultant for the Company. The notes were issued as a conversion of amounts advanced to the Company by the parties. The notes aggregated $338,199, and bear interest at a rate of 8.0% per annum. The notes mature on October 30, 2003. Interest is due and payable at the end of each calendar quarter. At the option of the Holders, the interest may be paid in cash or converted into common stock. The principal amount of the note may be converted, in whole or in part, into common stock at the option of the Holder. The initial conversion price per share shall be equal to the lesser of (i) the average of the 5-day closing prices during the 5 days immediately prior to the conversion date discounted by 25%, or
          (ii) $0.25. On December 10, 2003 the related party-shareholder was granted warrants to purchase 867,177 shares of the company's common stock at an exercise price of $0.01 per share. These warrants were exercised concurrently. The fair value of the warrants using the Black-Scholes Option Pricing Model was $95,460 and has been amortized to interest and financing expense in the period ending December 27, 2003.

          On December 27, 2003 the Company issued a Series A Convertible Promissory Note, to a consultant for the Company. The note was issued as a conversion of amounts advanced to the Company by the party. The note aggregated $152,893, and bear interest at a rate of 8.0% per annum. The notes mature on January 30, 2003. Interest is due and payable at the end of each calendar quarter. At the option of the Holders, the interest may be paid in cash or converted into common stock. The principal amount of the note may be converted, in whole or in part, into common stock at the option of the Holder. The initial conversion price per share shall be equal to the lesser of (i) the average of the 5-day closing prices during the 5 days immediately prior to the conversion date discounted by 25%, or (ii) $0.25.

NOTE 6 -  NOTES PAYABLE - SECURED BY ASSETS

          On July 31, 2002, the Company refinanced their manufacturing plant located in Clearwater, Florida. The amount of the mortgage note totaled $420,000. The mortgage note is secured by the underlying building and land. The note was due in monthly installments of principal and interest through 2032 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. At December 27, 2003, the interest rate was 12%. Due to the default, the mortgage is now currently due and has been reclassified as a current liability. At December 27, 2003, the outstanding principal balance was $419,806. Accrued interest of $88,200 is included in accrued expenses in the accompanying consolidated balance sheet.

          In May 2002, the Company entered into an agreement with Brickell Bay Capital Fund, LLC ("Brickell Bay") to extend the maturity date of its $300,000 convertible promissory note to October 4, 2002. As part of the agreement, the Company was required to pay past due interest totaling $23,625 and issue warrants to purchase 2,511 shares of the Company's common stock at an exercise price of $65.99 per share. The fair value of the warrants of $290,531 was calculated using the Black-Scholes Option Pricing Model and was accounted for as additional paid in capital and interest and financing expense during the year ended March 29, 2003. Accrued interest of $39,375 is included in accrued expenses in the accompanying consolidated balance sheet at December 27, 2003. On May 30, 2002, Brickell Bay exercised warrants relating to a previous agreement to purchase 2,511 shares of the Company's common stock for a total consideration of $165,706. In addition, on April 4, 2002, the Company entered into a Collateral Assignment of Rents, Leases and Profits ("Collateral Assignment") with Brickell Bay whereby the Company's manufacturing plant in Clearwater, Florida and land was assigned to Brickell Bay as collateral for the $300,000 note. In June 2003, Brickell Bay filed a foreclosure action against the Company for nonpayment.

          At December 27, 2003, the Company has a note payable currently in default. Certain vehicles of the Company secured the note. During the quarter ended September 27, 2003, the note holder sold three of the vehicles securing the note thereby reducing the amount due to $30,829. One secured vehicle remains under the note. The Company recorded an impairment loss of $6,040 as a result of the write-down of the vehicles sold. On November 10, 2003 the company paid the bank $13,000 against the note, thereby releasing it from the security of the note. The bank has filed suit to recover the remaining balance of $17,829 plus accrued interest.

NOTE 7 -  STOCKHOLDERS' DEFICIENCY

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

          In October 2003, the Company issued 471,481 shares of its common stock, valued at $90,615, in settlement of debt with consultants and former employees. The company recorded a loss of $15,282 in connection with these issuances.

          In November 2003, the Company issued 883,999 shares of its common stock, valued at $118,622 in settlement of debt with consultants and former employees.

          In December 2003, the Company issued 350,000 shares of its common stock, valued at $36,500 for services with a consultant and employee.

          Issuance of Common Stock and Warrants for Consulting Services

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

          In March 2002, the Company entered into a six-month consulting agreement with another consulting firm for services to be provided. The agreement automatically renewed on a month-to-month basis. In connection with the agreement, the Company issued 8,440 shares of its common stock, valued at $354,456, during the year ended March 29, 2003. In addition, on August 29, 2002, the Company granted warrants to purchase 9,564 shares of the Company's common stock at an exercise price of $200 per share expiring August 29, 2007. The Company has valued the warrants at $322,708 using the Black-Scholes Pricing Model. The value of the warrants was expensed during the year ended March 29, 2003. On June 30, 2003, the Company and the consulting firm mutually agreed to terminate the agreement. Terms of the agreement are the Company agreeing to issue the consulting firm 50,000 shares of its common stock valued at $3,500 in full settlement of the amounts due. The Company accrued and expensed $3,500 relating to this settlement.

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

          In May 2003, the Company entered into a six-month Attorney/Client Agreement with an attorney for certain legal services to be provided. The Company issued 250,000 shares of unrestricted S-8 common stock valued at $27,500. The Company has expensed $27,500 related to this agreement.

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

          In June 2003, the Company issued 325,000 shares of its common stock valued at $26,000 to a consultant for services to be provided over one year. The Company has expensed $13,000 related to this agreement.

          In August 2003, the Company issued 100,000 shares of its common stock valued at $9,500 to a consultant for services to be provided over thirty days. The Company has expensed $9,500 related to this agreement.

          Marketing Agreement:

          On January 20, 2003, the Company entered into a six-month Strategic Marketing Agreement with ChampionLyte Holdings, Inc. ("ChampionLyte") whereby the Company agreed to issue shares equal to $125,000 per month of its common stock to ChampionLyte. The shares were to be fully paid and non-assessable and bear no restrictive legend. ChampionLyte was to issue the Company 50,000 shares of its restricted stock per month under the agreement. These shares were to carry piggyback registration rights. ChampionLyte was also to pay the Company up to $100,000 per month for services to be rendered by the Company relating to the use of their beverage knowledge and distributing the other firm's beverage product, as well as for any and all expenses incurred on its behalf. In connection with the agreement, the Company received 50,000 shares of ChampionLyte common stock, valued at $8,500 and $5,500 at December 27, 2003 and March 29, 2003, respectively. The stock is classified as available for sale and is included in marketable securities in the accompanying consolidated balance sheet. During the nine months ended December 27, 2003, the Company issued 1,715,000 shares of its common stock valued at $157,900 to ChampionLyte. On May 20, 2003, the Company and ChampionLyte mutually agreed to terminate this agreement.

          In August 2003, the Company entered into a marketing agreement with Benchmark Career Fund ("BCF"), whereby BCF agreed to provide athletic and other professional endorsement services for the Company's bottled water product through initiating contact with athletes and other selected professionals. BCF will receive $0.50 for every case of the Company's product sold within the continental United States, Hawaii, and Alaska, through the expiration of the agreement. In addition, BCF will receive 10,000,000 shares of the Company's common stock to be used to attract and manage athletes as an initial payment. The agreement is for a period of two years, commencing on the date the 10,000,000 shares are issued to BCF. On September 30, 2003, the Company issued BCF 10,000,000 shares, valued at $2,400,000. The value of these shares have been recorded as unearned services and are being amortized over the life of the agreement.

NOTE 8 -  RELATED PARTY TRANSACTIONS

          Employment Agreements:

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

          Other Transactions

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

          At December 27, 2003, the Company accrued $30,000 for directors' fees due another director. During the quarter ended September 27, 2003, the Company issued the director 750,000 shares of its common stock, valued at $60,000, for directors' fees owed.

          At September 27, 2003, the Company owed the CEO $15,641 for disbursements paid by the CEO on behalf of the Company for operational expenses. During the quarter ended September 27, 2003, the Company issued the CEO 1,382,467 shares of its common stock, valued at $110,597, in settlement of accrued salary and disbursements paid by the CEO on behalf of the Company.

          On October 30, 2003, the company issued 167,782 shares of its common stock, valued at $31,878 in settlement of the debt the company owed the daughter of the CEO. In connection with this transaction the company recorded a loss on settlement of $3,355.

NOTE 9 -  STOCK OPTION PLANS

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

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

          Lack of Insurance:

          The Company, at December 27, 2003, did not maintain any liability insurance or any other form of general insurance. The Company is also lacking insurance coverage for Directors and Officers Liability, workman's compensation, disability, and business discontinuance. Although the Company is not aware of any claims resulting from non-coverage, there is no assurance that none exist. Management plans to obtain coverage as soon as possible.

NOTE 12 - SUBSEQUENT EVENT


          On February 4, 2004, the Company issued the CEO 2,550,175 shares of its common stock, valued at $90,276, in settlement of accrued salary and disbursements paid by the CEO on behalf of the Company.

          On February 4, 2004, the Company issued an employee 2,390,687 shares of its common stock, valued at $85,108, in settlement of accrued salary and disbursements paid by the employee on behalf of the Company.

          On February 4, 2004, the Company issued a consultant 1,000,000 shares of its common stock, valued at $35,600, in settlement of fees and disbursements paid by the consultant on behalf of the Company.

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

Overview

BEVsystems International, Inc. and Subsidiary (collectively the "Company") is a provider of oxygenated water. The Company bottles its product through co-packing agreements and distributes its products primarily through an international distribution network. The Company's fiscal year ends on the Saturday nearest to March 31.

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

Results of Operations

Results of Operations - Three Months Ended December 27, 2003 Compared to the Three Months Ended December 28, 2002.

Revenues

     Revenues generated during the three months ended December 27, 2003, aggregated $65,625, as compared to $122,824 for the three months ended December 28, 2002. The decrease in revenues of $57,199 from the prior period is primarily due to the closing of the manufacturing plant in Clearwater, Florida and the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Costs of Goods Sold

     Cost of Goods Sold for the three months ended December 27, 2003, aggregated $10,531, or 16% of revenue, as compared to $141,870, or 116% of revenue, for the three months ended December 28, 2002. The decrease for the three months ended
December 27, 2003 of $131,339, was primarily due to the closing of the manufacturing plant in Clearwater, Florida and the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Selling, general and administrative expenses

     Selling, general administrative expenses incurred for the three months ended December 27, 2003, aggregated $1,368,843, as compared to $18,579,374 for the three months ended December 28, 2002. The decrease of $194,950 is directly attributable to the closing of the manufacturing plant in Clearwater, Florida and the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Net Loss and Loss Per Share

         The net loss and the basic net loss per weighted average share were $1,418,163 and $(.02), respectively, for the three months ended December 27, 2003, as compared to $1,687,400 and $(4.19), respectively, for the three months ended December 28, 2002. The net loss decreased from operations decreased from the previous period primarily as a result of the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis. The basic loss per share also was affected by a 200:1 reverse stock split on January 2, 2003.

Results of Operations - Nine Months Ended December 27, 2003 Compared to the Nine Months Ended December 28, 2002.

Revenues

     Revenues generated during the nine months ended December 27, 2003, aggregated $100,272 as compared to $566,444 for the nine months ended December 28, 2002. The decrease in revenues of $466,172 from the prior period is primarily due to the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Costs of Goods Sold

     Cost of Goods Sold for the nine months ended December 27, 2003, aggregated $39,106 or 39% of revenue, as compared to $440,636 or 78% of revenue for the nine months ended December 28, 2002. The decrease for the nine months ended December 27, 2003 of $401,530, was primarily due to a decrease in sales resulting from the transition from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Selling, general, and administrative  expenses

         Selling, general and administrative expenses incurred for the nine months ended December 27, 2003, aggregated $3,793,613, as compared to $18,579,374 for the nine months ended December 28, 2002.The decrease of $14,785,760 for the nine months ended December 27, 2003, was primarily due to a one time impairment charge and the continued implementation by management of a plan to reduce various costs, including but not limited to the closing of the manufacturing plant in Clearwater, Florida and the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis.

Net Loss and Loss Per Share

         The net loss and the basic net loss per weighted average share was $4,289,604 and $(.12), respectively, for the nine months ended December 27, 2003, as compared to net loss of $18,967,381 and $(63.32), respectively, for the nine months ended December 28, 2002. The net loss from operations decreased from the previous period primarily as a result of the transitioning from a direct sales organization to an organization that provides licensees of its products on a national and international basis. The net basic loss per share also was affected by a 200:1 reverse stock split on January 2, 2003.

Liquidity and Capital Resources

At December 27, 2003, we had working capital deficit of $5,168,425. Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. The Company is currently engaged in discussions with numerous parties with respect to raising additional capital, provided, however, the Company cannot provide any assurance as to whether the Company will be able to raise funding in connection with these negotiations. The Company has no definitive plans or arrangements in place with respect to additional capital sources at this time. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

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

     In April 2002, the Company issued an aggregate of $200,000 of convertible promissory notes to several investors. The notes were due April 30, 2003 and have an interest rate of 12%. The notes are convertible, at the option of the holders, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock.

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

     On June 4, 2002, the Company entered into a $100,000 convertible promissory note with an investor. The note was due June 4, 2003 and has an interest rate of 12%. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the lowest three-day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three-day trading prices during the five trading days immediately prior to the funding. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. Accrued interest of $15,867 is included in accrued expenses in the Company's consolidated balance sheet as of December 27, 2003. The Company also granted warrants to this investor to purchase 1,500 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading day immediately prior to the funding date. The warrant is callable by the Company if the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrant expires on April 30, 2005. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, the investor converted his note, including accrued interest of $15,879, into 2,000,000 shares of the Company's common stock.

     On July 5, 2002, the Company entered into a $250,000 convertible promissory note with an investor. The note was due July 5, 2003 and does not bear interest, except in the case of default. The note is convertible, at the option of the holder, into shares of the Company's common stock at an initial conversion price per share equal to the lesser of (i) the average of the 5-day closing bid prices during the 5 trading days immediately prior to the conversion date discounted by 25%, or (ii) $60. The conversion price is subject to adjustment if the Company issues additional shares of its common stock without consideration or for a consideration per share less than the conversion price in effect immediately prior to the issuance of such additional shares of common stock. The conversion price is also subject to adjustment so that the number of shares into which the note is converted does not exceed the number of shares such that, when aggregated with all other shares of common stock then beneficially or deemed beneficially owned by the holder, would result in the holder owning more than 9.999% of all such shares of common stock as would be outstanding on the conversion date. In August 2003, $30,000 of the note was converted into 500,000 shares of the Company's common stock. Accrued interest due to the default of the Company of $128,404 is included in accrued expenses in the Company's consolidated balance sheet as of December 27, 2003. The Company also granted warrants to the investor to purchase 1,667 shares of the Company's common stock at an exercise price of $72.00 per share. The warrant is callable at the Company's option, provided that the closing bid prices for the five days preceding the date the Company exercises such option exceeds 140% of the warrant exercise price and that an effective registration statement is in place. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, the remaining balance of the note, including the default interest of $128,404, were converted into 2,500,000 shares of the Company's common stock.

     On August 4, 2002, the Company entered into a $75,000 convertible promissory note with an investor bearing interest at 10% per annum with principal and all accrued interest payable in full on March 4, 2003. The note is secured by 50,000 shares of the Company's common stock. The holder of the note is entitled, at its option, to convert at any time, the principal amount of the note and accrued interest at a conversion price equal to the latest five-day average of the closing bid price of the Company's common stock into such shares of the Company's common stock. The shares to be issued pursuant to this note shall contain unlimited piggyback registration rights. Any overdue payment of principal on the note shall bear interest at 15% per annum until paid. On February 5, 2003, the Company issued 50,000 shares of its common stock, valued at $85,000, in consideration for extending the maturity date of the note. Accrued interest of $7,500 is included in accrued expenses in the Company's consolidated balance sheet as of December 27, 2003. In June 2003, a related party-shareholder purchased the note from the investor. In consideration for extending the maturity date of the note to when, the related party-shareholder was granted warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.01 per share. The fair value of the warrants using the Black-Scholes Option Pricing Model was $52,825 and is being amortized to interest and financing expense over the term of the expense. On September 22, 2003, the related party-shareholder exercised his warrants via a cashless exercise, resulting in the issuance of 249,306 shares of the Company's common stock.

     In August 2003, an investor converted his $50,000 note, including accrued interest of $8,000, into 773,333 shares of the Company's common stock. On September 22, 2003, an investor converted his $50,000 note, including accrued interest of $8,515, into 329,662 shares of the Company's common stock. The balance of these notes was $50,000 at September 27, 2003. Accrued interest of $8,567 is included in accrued expenses in the Company's consolidated balance sheet relating to the outstanding notes as of December 27, 2003. The Company also granted these note holders warrants to purchase a total of 3,000 shares of the Company's common stock at an exercise price equal to the lesser of (i) the average of the lowest three day trading prices during the five trading days immediately prior to the conversion date discounted by 25%, or (ii) the average of the lowest three day trading prices during the five trading days immediately prior to the funding date. The warrants are callable by the Company when the five-day average closing stock price exceeds 120% of the five-day average closing price prior to the funding date. The warrants expire on April 30, 2005. On September 22, 2003, one note holder exercised his warrants and purchased 750 shares of the Company's common stock for $133, the proceeds are currently due from the note holder. Subsequent to the quarter ended September 27, 2003, on September 30, 2003, a note holder converted his $50,000 note, including accrued interest of $8,433, into 417,378 shares of the Company's common stock.

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

     In August 2003, the Company issued 50,000 shares of its common stock, valued at $5,000, in partial settlement of debt. The Company also agreed to pay the creditor at the rate of $2.00 for every case of the Company's bottled water product sold through the direct efforts of the creditor, which will be applied towards the remaining debt due to the creditor. The creditor will also receive, in cash, a sales commission for every case of the Company's bottled water product sold through the direct efforts of the creditor. No limit has been placed on the amount of commissions earned or cases sold.

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

Item 3.  Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

BEVsystems maintains disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) of the Exchange Act) designed to ensure that information required to be disclosed in the reports of BEVsystems filed under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. BEVsystems' Chief Executive Officer and Chief Financial Officer has concluded, based upon his evaluation of these disclosure controls and procedures as of December 27, 2003, that, as of the date of his evaluation, these disclosure controls and procedures were effective at ensuring that the required information will be disclosed on a timely basis in the reports of BEVsystems filed under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments in any litigation or governmental proceeding or new proceedings involving the Company during the quarter ended December 27, 2003 except for the following:

     o Plunkett v. BEVsystems Int'l, Inc, et al. This action was filed in the Sixth Judicial Circuit for Pinellas County on February 11, 2003. Former employees of the company filed the action to recover severance pay as a result of their termination and/or for salary accruals. The Plaintiffs in this case obtained a judgment in the amount of approximately $438,620, have attached the Company's bottling equipment in Clearwater, Florida and is forcing a sherrif's auction to dispose of the equipment. The proceeds will go to the Lien Holder, Brickell Bay Fund. The Company has filed an appeal with the courts to hear the matter and the appellate upheld the judgment. The Company has filed a request for a rehearing and has filed a multicount complaint against the claimant. In addition, the judgment was dismissed with respect to its subsidiaries.

Item 2. Changes in Securities

2003 Equity Incentive Plan:

In April 2003, the Company granted options to purchase [9,250,000] shares of the Company's common stock under the Company's 2003 Equity Incentive Plan. The options are fully vested as of the grant date and have an exercise price of $.01 of which 6,250,000 were exercised within the quarter

Item 3. Defaults Upon Senior Securities

On July 31, 2002, the Company refinanced their manufacturing plant located in Clearwater, Florida. The amount of the mortgage note totaled $420,000. The mortgage note is secured by the underlying building and land. The note was due in monthly installments of principal and interest through 2032 and has an initial interest rate of 12.99%. The interest rate will be adjusted annually to a rate equal to 6.00% above the prime rate and shall never be less than 12.00% per year. At December 27, 2003, the interest rate was 12%. Due to the Company's failure to make the required payments under the note, the mortgage is now in default and is currently due and has been reclassified as a current liability. At December 27, 2003, the outstanding principal balance was $419,806.

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

The Company has a note payable that is secured by certain vehicles of the Company and the note holder is seeking repossession of the vehicles. During the quarter ended September 27, 2003 the note holder sold three vehicles under the note. The company paid the bank $13,000 towards the note, which subsequently released the lien on the last vehicle. The remaining balance under the note of $17,829. is being pursued by the lender.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit                   Description of Exhibits
  No.

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1 Certification  by the  Chief  Executive  Officer,    Pursuant  to 18 U.S.C.
     Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification  by the  Chief  Financial  Officer,    Pursuant  to 18 U.S.C.
     Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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


 Date: February 10, 2004                          BEVSYSTEMS INTERNATIONAL, INC.


                                                  By:  /s/ G. Robert Tatum
                                                           ---------------
                                                           G. Robert Tatum
                                                           CEO & Chairman


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Capacity                     Date

 /s/ G. Robert Tatum                     CEO & Chairman        February 10, 2004
     ---------------
     G. Robert Tatum


 /s/ Darren J Cioffi                     CFO                   February 10, 2004
     ---------------
     Darren J. Cioffi