Form 10-Q
period 2008-09-30
ROTATE BLACK INC
filed 2009-04-01
CIK 1020477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-44315

ROTATE BLACK, INC.

 (Exact name of small business issuer as specified in its charter)

NEVADA	75-3225181
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

932 Spring Street

Suite 201

Petoskey, Michigan

(Address of principal executive offices)

(231) 347-0777

(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a Shell company (as defined in rule 12b-2 of the exchange act). Yes [ ] No [X]

As of March 31, 2009, the Company had 63,709,900 shares of common stock outstanding par value $.01 per share issued and outstanding.

As of September 30, 2008, the Company had 22,910,000 shares of common stock outstanding par value $.01 per share issued and outstanding.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

        This document includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are included throughout the document, including the section entitled "Risk Factors," and relate to our business strategy, our prospects and our financial position. These statements can be identified by the use of forward-looking terminology such as "believes," "estimates," "expects," "intends," "may," "will," "should" or "anticipates" or the negative or other variation of these or similar words, or by discussions of future events, strategies or risks and uncertainties. Specifically, forward-looking statements may include, among others, statements concerning:

•

 our expectations of future results of operations or financial condition;

•

our expectations for new properties;

•

the timing, cost and expected impact of planned capital expenditures on our results of operations;

•

the impact of our geographic diversification;

•

our expectations with regard to further acquisitions and the integration of any companies we have acquired or may acquire;

•

the outcome and financial impact of the litigation in which we are or will be periodically involved;

•

the actions of regulatory, legislative, executive or judicial decisions at the federal, state or local level with regard to our business and the impact of any such actions;

•

our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approval for new businesses;

•

our expectations for the continued availability and cost of capital.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below under the heading "Risk Factors" and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

•

 the passage of state, federal or local legislation that would expand, restrict, further tax or prevent gaming operations in or adjacent to the jurisdictions in which we do business;

•

 increases in our effective rate of taxation at any of our properties or at the corporate level;

•

 the activities of our competitors;

•

 the existence of attractive acquisition candidates, the costs and risks involved in the pursuit of those acquisitions and our ability to integrate those acquisitions;

•

 our ability to maintain regulatory approvals for our existing businesses and to receive regulatory approvals for new businesses;

•

 our dependence on key personnel;

•

 the availability and cost of financing;

•

 the impact of terrorism and other international hostilities; and

•

 other factors as discussed in our filings with the United States Securities and Exchange Commission.

        All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this document may not occur.

ITEM 1. FINANCIALS

ROTATE BLACK, INC.

Index to Financial Statements

Page

Balance Sheet as of September 30, 2008 and June 30, 2008 (Unaudited)

5

Statement of Operations for the three months ended September 30, 2008 and 2007 and for the period August 2, 2006 (Inception)

   through September 30, 2008 (unaudited)

6

Statement of Stockholder’ Equity (Deficit) for the period August 2, 2006

   (Inception) through September 30, 2008 (unaudited)

7

Statement of Cash Flows for the three months ended September 30, 2008 and 2007 and for the period August 2, 2006 (Inception)

   through September 30, 2008 (unaudited)

8

Notes to Financial Statements (unaudited)

9

ROTATE BLACK, INC.

(A Development Stage Company)

BALANCE SHEET

(UNAUDITED)

	September 30,	June 30,
	2008	2008

ASSETS

Current Assets
Prepaid rent	$42,350	$–

Fixed assets - net	62,628	–
Intangible assets	374,265	–
Security deposit	3,600	–
Deferred acquisition costs	–	89,105

TOTAL ASSETS	$482,843	$89,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$64,455	$4,334
Due to stockholder	16,619	90,959
Note payable - current portion	4,509	–

Total current liabilities	85,583	95,293

Note payable	16,291	–

TOTAL LIABILITIES	101,874	95,293

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 100,000,000
shares authorized; 22,910,000 and 100
shares issued and outstanding as of
September 30, 2008 and June 30, 2008,
respectively	229,100	1
Additional paid-in capital	1,076,858	99
Less: stock subscription receivable	–	(100)
Accumulated deficit	(924,989)	(6,188)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	380,969	(6,188)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$482,843	$89,105

See notes to financial statements

ROTATE BLACK, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(UNAUDITED)

			August 2, 2006
	Three Months Ended		(Inception)
	September		Through September 30,
	2008	2007	2008

General and administrative expenses	$182,931	$-	$189,119
Stock-based compensation	735,870	-	735,870

Net loss	$918,801	$-	$924,989

Basic and diluted net loss per common share	$(0.09)	-

Weighted average common shares outstanding,
basic and diluted	10,425,714	100

See notes to financial statements

ROTATE BLACK, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional	Stock
	Number of		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

August 2, 2006 - Stock subscription receivable	100	$1	$99	$(100)	$-	$-

Net loss - June 30, 2007	-	-	-	-	(3,433)	(3,433)

Balance - June 30, 2007	100	1	99	(100)	(3,433)	(3,433)

Net loss - June 30, 2008	-	-	-	-	(2,755)	(2,755)

Balance - June 30, 2008	100	1	99	(100)	(6,188)	(6,188)

August 15, 2008 - Common stock issued in
connection with the acquisition of BevSystems	1,000,000	10,000	47,009	-	-	57,009

August 15, 2008 - Common stock issued in
payment of due to stockholder	8,999,900	89,999	422,980	100	-	513,079

August 21, 2008 - Common stock issued
in connection with employment agreements	8,300,000	83,000	390,100	-	-	473,100

August 27, 2008 - Common stock issue in
connection with services rendered	4,610,000	46,100	216,670	-	-	262,770

Net loss	-	-	-	-	(918,801)	(918,801)

Balance at September 30, 2008	22,910,000	$229,100	$1,076,858	$-	$(924,989)	$380,969

See notes to financial statements

ROTATE BLACK, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,		August 2, 2006 (Inception) Through
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(918,801)	$-	$(924,989)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,337	-	1,337
Stock-based compensation	735,870	-	735,870
Changes in assets and liabilities:
Prepaid expenses	(42,350)	-	(42,350)
Accounts payable and accrued expenses	60,121		64,455

Net cash used in operating activities	(163,823)	-	(165,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in BevSystems and increase in
deferred acquisition costs (net of
the issuance of common stock of $57,009	(228,151)	-	(317,256)
Purchases of fixed assets (net of loan payable		-
of $20,800)	(43,165)		(43,165)
Security deposit	(3,600)		(3,600)

Net cash used in investing activities	(274,916)	-	(364,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stockholder	438,739	-	529,698

Net cash provided by investing activities	438,739	-	529,698

Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Noncash Transactions:
Issuance of common stock in payment
of due to stockholder	$513,079

See notes to financial statements

Rotate Black, Inc.

Notes to Financial Statements

(UNAUDITED)

1.  ORGANIZATION AND OPERATIONS

Rotate Black, Inc. (Company) was incorporated in Nevada on August 2, 2006 to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. (BevSystems) under a plan of reorganization (Plan), effective August 15, 2008, as approved by the United States Bankruptcy Court in Tampa, Florida. Under the terms of the Plan, BevSystems merged into the Company with the Company as the survivor.

On March 31, 2004, BevSystems filed under Chapter 7 of the Bankruptcy Code and, on April 15, 2006, filed a plan of reorganization under Chapter 11 of the Bankruptcy Code. The Plan provided for the Company to: (1) purchase the intangible assets of BevSystems for $175,000, (2) pay creditors opting out of the common stock settlement an aggregate of $10,000, (3) pay all legal and other cost of the Plan of $189,265 and (4) issue 1,000,000 shares of common stock of the Company (10%) to the balance of the creditors. The shares issued to the creditors were valued at $.057, per share, the value of the shares acquired by the 90% stockholder, for an aggregate purchase price of $513,079. All costs of the bankruptcy were paid by the 90% stockholder, Rotate Black, LLC. (RBL), an entity substantially owned by an officer of the Company and family members. The Company was also required to provide an escrow fund for future operations of $200,000. All outstanding equity shares of BevSystems were cancelled. The Plan also set a time table to meet all requirements under the Plan and the Company has met or is in the process of complying.

The Company recorded the purchase of BevSystems under the purchase method of accounting and allocated the entire purchase price to intangible assets.

On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 8-K/A for the period ended August 15, 2008. Interim results are not necessarily indicative of the results for a full year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts payable and accrued expenses to approximate their fair values because of their relatively short maturities.

Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.

Maintenance and repairs are charged to operating expenses as they are incurred.  Improvements and betterments which extend the lives of the assets are capitalized.  The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

Rotate Black, Inc.

Notes to Financial Statements

(UNAUDITED)

Intangible Assets

Intangible assets are valued at cost and will be amortized over their estimated useful lives as determined by management. The Company will evaluate the carrying value of the intangible assets for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse.  A valuation allowance is provided when realization is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expenses and for penalties in general and administrative expenses.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3.  GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $924,989 as of September 30, 2008 and further losses are anticipated.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. This financial statement does not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

4.  PROPERTY AND EQUIPMENT

As of September 30 2008, property and equipment consisted of the following:

Truck	$39,828
Furniture and fixtures	8,490
Office equipment	15,647
63,965
Less accumulated depreciation	(1,337)
$62,628

Rotate Black, Inc.

Notes to Financial Statements

(UNAUDITED)

For the three months ended September 30, 2008, depreciation expense was $1,337.

5.  INTANGIBLE ASSETS

The intangible assets acquired under the Plan consisted of a license of patents, pending patents, trade secrets, know-how and other intangibles of Life O2 Oxygenated Water (Life O2) which were assigned to the Company under the Plan. The license grants the Company the exclusive worldwide (as defined), irrevocable, perpetual, royalty-free right to all the intangible assets for use in the production, marketing, distribution, sublicensing and sale of Life O2, subject to certain previously granted licenses, and only for human consumption. The Company has the right to assign the rights under the license to any corporate successor by way of merger, etc. The Company is entitled to sublicense, exclusively or not, or to subcontract the manufacture of products under the license.

As of the September 30, 2008, no impairment of the intangible assets has occurred.

6.  LEASE

On August 8, 2008, the Company entered into a lease for office space commencing on September 1, 2008 and ending on August 31, 2011.  Rent is payable in advance, in annual installments, during the term of the lease.  The initial year’s rent is $46,200, which was due on the commencement date. As of September 30, 2008, $37,300 was outstanding and included in accrued expenses.  On each anniversary during the term of the lease, rent shall be adjusted by any increase in the beginning index (as defined). The Company has an option to extend the lease for an additional three year period commencing on September 1, 2011.

7.  DUE TO STOCKHOLER

Due to stockholder is payable on demand, without interest.

8.  NOTE PAYABLE

On September 10, 2008, the Company borrowed $20,800 to purchase a truck, with interest at 9.19%, per annum.  The note is payable in 48 equal installments of $520, including interest, through September 10, 2012.

As of September 30, 2008, minimum payments under the loan are:

2009	$4,509
2010	4,942
2011	5,415
2012	5,934
$20,800

9.  STOCKHOLDERS' EQUITY

On August 2, 2006, the Company issued 100 shares of common stock under a stock subscription receivable for $100 which was paid in August 2008. On August 2, 2006, the Company authorized 100,000,000, $0.01, par value, shares of common stock.

On August 15, 2008, the Company issued 8,999,900 shares of common stock to RBL in payment of due to stockholder.

On August 21, 2008, the Company issued an aggregate of 8,300,000 shares common stock to four officers and an employee of the Company as a one-time incentive in connection with their employment agreements. The shares were valued at $473,100 ($0.057, per share), the value of the shares issued August 15, 2008, and were charged to operations.

Rotate Black, Inc.

Notes to Financial Statements

(UNAUDITED)

On August 27, 2008, the Company issued an aggregate of 4,610,000 shares of common stock to three individuals for services The shares were valued at $262,770 ($ 0.057, per share), the value of the shares issued August 15, 2008, and were charged to operations.

10.  INCOME TAXES

The Company anticipates filing income tax returns for the years ended June 30, 2008 and 2007, with no significant income tax expenses as a result of these filings.

As of September 30, 2008 management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

11.  FAIR VAUE MEASUREMENTS

Effective July 1, 2008, the Company adopted both SRAS 157 and SFAS 159 without any effect.

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements.  A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset of liability.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115” (“SFAS 159”), permits an entity to elect to measure various financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  Unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings at each subsequent reporting date.

12.  SUBSEQUENT EVENTS

Acquisitions

On October 7, 2008, the Company acquired: (1) 75% of the outstanding common stock of Rotate Black-Gaming, Inc., (Gaming), (2) all of the assets of the casino development in Dayton, Nevada (Dayton) and (3) 50% of the outstanding common stock of Rotate Black India Pvt Ltd (India) in exchange for 26,560,000, 5,480,900 and 8,400,000 shares of common stock of the Company, respectively, from RBL.

Gaming is under contract to develop a world-class destination casino resort to be located in Sullivan County, New York. Gaming has acquired the property, completed all design layouts and anticipates commencing construction in the third quarter of 2009.

Dayton is developing a casino to service the local area in and around Dayton, Nevada and anticipates commencing construction at the end of 2009.

India is currently in negotiations to acquire a 5 star boutique casino resort located in the Vainguinim Valley of Goa, India. The property’s casino licenses were recently renewed for a five-year term.

Rotate Black, Inc.

Notes to Financial Statements

(UNAUDITED)

Common Stock

In November and December 2008, the Company sold an aggregate of 114,000 shares of common stock to investors for an aggregate of $57,000 and in January, February and March 2009, the Company sold an additional aggregate of 145,000 shares for $145,000.

Consulting Agreements

On November 16, 2008 the Company entered into an agreement with a capital markets consultant in exchange for a finder’s fee equal to 10% of the capital the consultant will raise for the Company, payable 5% in cash and 5% in equity. In addition, the Company issued 100,000 shares of common stock as a commencement bonus in March 2009.

License and Trademark Bottling Agreement

On February 6, 2009, the Company entered into a License and Trademark Bottling Agreement (Agreement) granting exclusive rights in India to use the patents, trademarks and know-how for the manufacture of Life O2 for a term of 10 years, with an automatic extension for 10 years. In addition, the license includes the right to sublicense to any other entity controlled by the licensee.

Under the Agreement, the Company will ship to the licensee one unit of the manufacturing and bottling equipment and an operational manual to be used for the manufacture of the product, with all expenses of the shipment to be borne by the licensee. The Company will provide installation support and the equipment shall be the property of the Company. Upon receipt of the equipment, the licensee shall pay to the Company a one-time rental fee of $50,000 for each unit rented by the licensee during the initial term of the Agreement.

The licensee will be committed to pay royalties to the Company equal to 3% (US Dollars) of the gross receipts of the licensed products sold by the licensee or by any sub-bottler. Under the Agreement, the licensee shall prepay the first year’s royalties in the amount of $100,000, payable before April 1, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Registrant,” and the "Company" means, Rotate Black, Inc., a Nevada corporation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report.  This discussion includes forward-looking statements that involve risks and uncertainties.  As a result of many factors, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Rotate Black, Inc. (Company) was incorporated in Nevada on August 2, 2006 to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. (BevSystems) under a plan of reorganization (Plan) effective August 15, 2008, as approved by the United States Bankruptcy Court in Tampa, Florida. Under the terms of the Plan, BevSystems merged into the Company with the Company as the survivor.

The Company recorded the purchase of BevSystems under the purchase method of accounting and allocated the entire purchase price to intangible assets.

On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations.

On October 7, 2008, the Company entered into certain agreements with Rotate Black, LLC (“RBL”) a Michigan Limited Liability Company for the acquisition of three of its business units, Rotate Black Gaming, Inc., Dayton and Rotate Black India, Pvt. Ltd.  Under the terms of the agreements Rotate Black, Inc. will be acquiring land, receivables and contract rights for 40,440,900 shares of its common stock.

Transaction Highlights are as follows:

Rotate Black Gaming, Inc.

Under a stock purchase agreement Rotate Black, Inc. will acquire a seventy five percent (75%) ownership in RBL’s wholly owned subsidiary Rotate Black Gaming, Inc., a Nevada corporation.  Rotate Black Gaming, Inc. is currently under contract with the Seneca Nation of Indians for the exclusive development and management of a world-class casino resort tentatively scheduled to be named “the Seneca Catskills Resort and Casino”. Pursuant to these agreements, the Company has been retained to develop and manage a $1.3 billion destination casino resort to be constructed on 63 acres of land situated off exit 107 of Route 17 in the Town of Thompson in Sullivan County, New York. The project will represent the building of one of the nation’s first “Green” casinos as well as one of the largest developments in southern New York State.

The development plan calls for construction in three phases:

Phase 1 – An interim sprung-structure facility housing a casino with 2,000 slots and 45 table games plus limited food & beverage facilities is planned for completion in late fall 2009.

Phase 2 – Interim facility will remain open during construction of the two phased permanent casino resort construction. The first phase of the permanent structure will host an additional 3,000 slots, and 50 table games, 30 poker tables, plus an expanded food court, feature bar and buffet.  Projected completion is in late 2010.

Phase 3 – completion of the world-class casino, resort and spa is planned for completion in 2012.  The completed facility will offer 1500 all-suite rooms with about 7,000 slots, 190 table games, 9 restaurants, 10 bars, an entertainment lounge, 10,000 sq. ft. nightclub, a 5,000 - seat event center, a 45,000 sq. ft. full service Spa, 105,000 sq. ft. of banquet space, 30,000 sq. ft. of retail space and many other amenities.

The plans for the project have been designed by Friedmutter & Associates, a leading design, architectural, and master planning firm specializing in casino resorts and Perini Corporation, the leader in both traditional and Native American casino resorts.

Dayton

The Company entered into an asset purchase agreement with RBL associated with Schaller Development’s “Traditions Casino Resort” to be developed and located in Dayton, Nevada.  Pursuant to Rotate Black’s current negotiations with Schaller Development, Rotate Black would contribute $5.0 million of working capital into a newly formed subsidiary, Rotate Black Dayton, Inc. Then Rotate Black Dayton, Inc. would sell shares representing 20% of the outstanding shares of Rotate Black Dayton to pay for Schaller’s contribution of $6.5 million of land and carrying all approvals and entitlements for gaming.  The project is expected to begin construction in the third quarter of 2009 with completion in early 2010.

Rotate Black India Pvt LTD

Under a stock purchase agreement the Company is acquiring a fifty percent (50%) interest in Rotate Black India Pvt. LTD (“RBIP”), which was formed and registered in Ahmadabad, India.  RBIP was created pursuant to a joint venture with Sandesh, Ltd, one of India’s largest media groups, for the acquisition of a Five Star casino resort in the GOA region of India.  The Company plans to combine its operating experience with Sandesh’s media and talent capabilities to create India’s premier casino resort.

Results of Operations

Operations for the three months ended September 30, 2008 and 2007 are not comparable because during 2007 the Company was dormant.

Liquidity and Capital Resources

As of September 30, 2008, we had negative working capital of $43,233 compared to negative working capital of $95,293 at June 30, 2008.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by sales of common stock to and loans from officers, directors, major stockholders and others until such time that operations will generate sufficient funds.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended

September 30, 2008. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income (Loss) per Common Share

Basic net income (loss) per share was computed by dividing the net income (loss) for the period by the basic weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by dividing the net income (loss) for the period by the weighted average number and any potentially diluted shares outstanding during the period.

Share-Based Compensation

We recognize compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Options are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants and the expected volatility of our common stock.

Intangible Assets

Intangible assets are valued at cost and will be amortized over their estimated useful lives as determined by management. The Company will evaluate the carrying value of the intangible assets for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment.

Deferred Income Taxes

Deferred income taxes are provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not, that the deferred tax assets will not be realized.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expenses and for penalties in general and administrative expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its Principal Executive Officer has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by the Company’s management, including its Principal Executive Office and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were not adequate and effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures

Management is working to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies

Changes in Internal Control Over Financial Reporting

The Company's Principal Executive Officers have determined that, during the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. They have also concluded that there were no significant changes in the Company’s internal controls after the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable as we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of securities as discussed elsewhere in this Form 10-Q were unregistered sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are attached hereto:

Exhibit No.

Document Description

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1

Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as  adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROTATE BLACK, INC.

Date: March 31, 2009	By:	/s/ John Paulsen
John Paulsen President and Chief Executive Officer