Form 10-Q
period 2008-12-31
ROTATE BLACK INC
filed 2009-04-15
CIK 1020477

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended December 31, 2008

OR

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 333-44315

ROTATE BLACK, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	75-3225181
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a Shell company (as defined in rule 12b-2 of the exchange act). Yes ☐ No ☑

As of March 31, 2009, the Company had 63,898,183 shares of common stock outstanding par value$.01 per share issued and outstanding.

As of December 31, 2008, the Company had 63,613,183 shares of common stock outstanding par value $.01 per share issued and outstanding.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and accordingly, our forward-looking statements are qualified in their entirety by reference to the factors described below under the heading "Risk Factors" and in the information incorporated by reference herein. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

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

Table of Contents

INDEX TO FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIALS

4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

15

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

17

ITEM 4T. CONTROLS AND PROCEDURES.

17

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

18

ITEM 1A. RISK FACTORS

18

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

ITEM 5.   OTHER INFORMATION

18

ITEM 6.   EXHIBITS

18

SIGNATURES

19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIALS

ROTATE BLACK, INC.

Index to Consolidated Financial Statements

Page
Consolidated Balance Sheet as of December 31, 2008 and June 30, 2008 (unaudited)	5
Consolidated Statement of Operations for the three and six months ended December 31, 2008
and 2007 and for the period August 2, 2006 (Inception) through December 31, 2008 (unaudited)	6
Consolidated Statement of Stockholders’ Equity (Deficit) for the period August 2, 2006
(Inception) through December 31, 2008 (unaudited)	7
Consolidated Statement of Cash Flows for the six months ended December 31, 2008
and 2007 and for the period August 2, 2006 (Inception) through December 31, 2008 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	December 31,	June 30,
	2008	2008
ASSETS

Current Assets
Cash	$5,038	$-
Prepaid expenses	44,791	-

Total current assets	49,829	-

Developer loan receivable	1,589,752	-
Fixed assets - net	57,519	-
Contract rights	6,323,884	-
Intangible assets	374,265	-
Investment in joint venture	136,121	-
Security deposit	3,600	-
Deferred expenses	219,154	-
Deferred acquisition costs	-	89,105

TOTAL ASSETS	$8,754,124	$89,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,432,631	$4,334
Due to stockholder	6,610	90,959
Note payable - truck - current portion	5,703
Note payable	268,000	-

Total current liabilities	1,712,944	95,293

Loan payable - stockholder	1,567,108	-
Deferred revenues	37,697	-
Note payable - truck	15,097	-

TOTAL LIABILITIES	3,332,846	95,293

Minority Interest	1,185,077	-

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.01 par value, 100,000,000
shares authorized; 63,613,183 and 100
shares issued and outstanding as of
December 31, 2008 and June 30, 2008,
respectively	636,132	1
Additional paid-in capital	4,687,597	99
Less: stock subscription receivable	-	(100)
Accumulated deficit	(1,087,528)	(6,188)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,236,201	(6,188)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,754,124	$89,105

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31		Six Months Ended December 31		August 2, 2006 (Inception) Through December 31, 2008
	2008	2007	2008	2007
Salary expenses	$37,116	$-	$119,526	$-	$119,526
General and administrative expenses	120,788	-	221,309	-	227,497
Stock based compensation	5,700	-	741,570	-	741,570
Interest expense	12,873	-	12,873	-	12,873

Total expenses	176,477		1,095,278		1,101,466

Loss from operations	(176,477)	-	(1,095,278)	-	(1,101,466)

Minority interest	13,938	-	13,938	-	13,938

Net loss	$(162,539)	-	$(1,081,340)	-	$(1,087,528)

Basic and diluted net loss per common share	*	-	$(0.03)	-

Basic and diluted average common shares outstanding	59,123,384	100	36,340,754	100

* Less than $0.01, per share

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total
	Number of Shares	Amount
August 2, 2006 - Stock subscription receivable	100	$1	$99	$(100)	$-	$-
Net loss - June 30, 2007	-	-	-	-	(3,433)	(3,433)
Balance - June 30, 2007	100	1	99	(100)	(3,433)	(3,433)
Net loss - June 30, 2008	-	-	-	-	(2,755)	(2,755)
Balance - June 30, 2008	100	1	99	(100)	(6,188)	(6,188)
August 15, 2008 - Common stock issued in connection with the acquisition of BevSystems
	1,000,000	10,000	47,009	-	-	57,009
August 15, 2008 - Common stock issued in payment of due to stockholder
	8,999,900	89,999	422,980	100	-	513,079
August 21, 2008 - Common stock issued in connection with employment agreements
	8,300,000	83,000	390,100	-	-	473,100
August 27, 2008 - Common stock issued in connection with services rendered
	4,610,000	46,100	216,670	-	-	262,770
October 3, 2008 - Purchase of Rotate Black Gaming, Inc.
	26,560,000	265,600	3,331,444	-	-	3,597,044
October 7, 2008 - Purchase of Dayton assets
	5,480,900	54,809	164,345	-	-	219,154
October 7, 2008 - Purchase of interest in joint venture	8,400,000	84,000	52,121	-	-	136,121
November 16, 2008 - Common stock issued in connection with consulting agreement
	100,000	1,000	4,700	-	-	5,700
November and December, 2008 - Common stock sold for cash
	114,000	1,140	55,860	-	-	57,000
December 23, 2008 - Common stock issued in payment of due to stockholder
	48,283	483	2,269	-	-	2,752
Net loss	-	-	-	-	(1,081,340)	(1,081,340)
Balance at December 31, 2008	63,613,183	$636,132	$4,687,597	$-	$(1,087,528)	$4,236,201

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,		August 2, 2006 (Inception) Through December 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,081,340)	$-	$(1,087,528)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	6,379	-	6,379
Stock-based compensation	741,570	-	741,570
Minority interest	(13,938)	-	(13,938)
Changes in assets and liabilities:
Prepaid expenses	(40,799)	-	(40,799)
Developer loan receivable	(178,241)	-	(178,241)
Accounts payable and accrued expenses	201,479	-	205,813
Deferred revenue	3,880	-	3,880

Net cash used in operating activities	(361,010)	-	(362,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in BevSystems and increase in
deferred acquisition costs (net of
the issuance of common stock of $57,009	(228,151)	-	(317,256)
Purchases of fixed assets (net of note payable
of $20,800)	(43,098)	-	(43,098)
Security deposit	(3,600)	-	(3,600)

Net cash used in investing activities	(274,849)	-	(363,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable - stockholder	155,167	-	155,167
Proceeds from sales of stock	57,000	-	57,000
Proceeds from stockholder	428,730	-	519,689

Net cash provided by investing activities	640,897	-	731,856
	.
Net increase (decrease) in cash	5,038	-	5,038

Cash, beginning of period	-	-	-

Cash, end of period	$5,038	$-	$5,038

See notes to financial statements

Rotate Black, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

On March 31, 2004, BevSystems filed under Chapter 7 of the Bankruptcy Code and, on April 15, 2006, filed a plan of reorganization under Chapter 11 of the Bankruptcy Code. The Plan provided for the Company to: (1) purchase the intangible assets of BevSystems for $175,000, (2) pay creditors opting out of the common stock settlement an aggregate of $10,000, (3) pay all legal and other cost of the Plan of $189,265 and (4) issue 1,000,000 shares of common stock of the Company (10%) to the balance of the creditors. The shares issued to the creditors were valued at $.057, per share, the value of the shares acquired by the 90% stockholder, for an aggregate purchase price of $513,079. All costs of the bankruptcy were paid by the 90% stockholder, Rotate Black, LLC (RBL), an entity substantially owned by an officer of the Company and family members. The Company was also required to provide an escrow fund for future operations of $200,000. All outstanding equity shares of BevSystems were cancelled. All requirements under the Plan have been met.

The Company recorded the purchase of BevSystems under the purchase method of accounting and allocated the entire purchase price to intangible assets.

On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations.

Acquisitions

In October 2008, the Company acquired: (1) 75% of the outstanding common stock of Rotate Black-Gaming, Inc., (Gaming), (2) all of the assets of the casino development in Dayton, Nevada (Dayton) and (3) a 50% joint venture interest in Rotate Black India Pvt Ltd. (India) in exchange for 26,560,000, 5,480,900 and 8,400,000 shares of common stock of the Company, respectively, from RBL. The acquisitions have been recorded on the purchase method of accounting at the carrying amounts on RBL of the assets and liabilities acquired as of the date of acquisition as RBL is under common control with the Company.

Gaming

The purchase price of Gaming of $3,597,044 has been allocated as follows:

Developer loan receivable	$1,411,511
Other current assets	3,992
Land	556,000
Contract rights	5,767,884
Accounts payable and accrued expenses	(1,229,570)
Loan payable - stockholder	(1,411,941)
Note payable	(268,000)
Deferred revenue	(33,817)
4,796,059
Less: Minority interest	(1,199,015)
$3,597,044

Gaming is under contract to develop a world-class destination casino resort in Sullivan County, New York. Gaming has acquired the property, completed all design layouts and anticipates commencing construction at the third quarter of 2009.

Dayton

The purchase price of Dayton of $219,154 has been allocated to deferred expenses and includes all the predevelopment expenses as of the date acquired.

Dayton is developing a casino to service the local area in and around Dayton, Nevada and anticipates commencing construction at the end of 2009.

India

The purchase price of India of $136,121 has been allocated to investment in joint venture and includes all the investment of RBL as of the date acquired.

India is currently in negotiations to acquire a 5 star boutique casino resort located in the Vainguinim Valley of Goa, India. The property’s casino licenses were recently renewed for a five-year term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 8-K/A for the period ended August 15, 2008. Interim results are not necessarily indicative of the results for a full year.

Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and the subsidiary.

Investments in 50% or less owned entities are accounted for using the equity method. Under the equity method, the Company includes the net income or loss from the equity entity.

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and will be amortized over their estimated useful lives as determined by management. The Company will evaluate the carrying value of the intangible assets for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company is currently assessing the effects of adoption of SFAS 160 which will be reflected in the financial statements on July 1, 2009.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $1,087,528 and negative working capital of $1,663,115 as of December 31, 2008 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

4. PROPERTY AND EQUIPMENT

As of December 31 2008, property and equipment consisted of the following:

Truck	$39,761
Furniture and fixtures	8,490
Office equipment	15,647
63,898
Less accumulated depreciation	(6,379)
$57,519

For the six months ended December 31, 2008, depreciation expense was $6,379.

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

As of the December 31, 2008, no impairment of the intangible assets has occurred.

6. CONTRACT RIGHTS

Contract rights consisted of the various rights acquired under the Development and Management Agreements acquired from RBL.

Development Agreement

On June 22, 2007, Gaming entered into a Development Agreement with the Seneca Nation of Indians (Nation), a Federally recognized Indian tribal government, to act as the Developer to provide managerial expertise and financial resources to assist the Nation in acquiring land and developing and constructing a gaming facility (Facility). The purpose of the Facility for the Nation is to provide employment and improve the social, economic, education, and health needs of its members; to increase its revenues and to enhance the Nation’s economic self-sufficiency.

The Development Agreement commenced upon execution and continues through the date the Facility is open to the public and operational, until all obligations of the parties have expired, as defined, or until all obligations owed to the Company by the Nation have been satisfied, whichever is later; provided the agreement is not terminated by mutual agreement.

Under the terms of the Development Agreement, the Company is responsible for arranging a limited recourse loan or other arrangements to finance the Facility in an aggregate principal amount of up to $350,000,000. The proceeds of the loan are to be used exclusively for the development, design, construction, furnishing and equipping of the Facility, for start-up and working capital and reimbursing the Company for development advances. Development advances (Development loan receivable) are the funds advanced by the Company for necessary costs in advance of the facility loan which include expenses for legal, engineering and architectural fees. A development fee of 2.5% of total development costs will be paid to the Company for services rendered pursuant to the Development Agreement and are in addition to the amounts advanced to cover the development costs.

As of December 31, 2008, the Company incurred development costs of $1,589,752, including $44,175 of interest and $37,697 of developer fees have been deferred until the financing is arranged.

In October, 2007, as amended, the Gaming acquired the land in exchange for $556,00, payable $288,000 in cash and the issuance of a note in the amount of $268,000, payable on August 15, 2009, as extended, with interest payable at 18%, per annum. As of December 31, 2008, accrued interest payable on the loan of $46,194 was included in accounts payable and accrued expenses. On December 23, 2008, under the terms of the Development Agreement, the land was transferred to the Nation, without compensation, and the cost of the land has been included in Contract Rights.

Loan Payable – Stockholder

As of December 31, 2008, loan payable - stockholder included those costs incurred by RBL on behalf of the Company for development costs, is payable on demand, with interest at 12%, per annum.

Management Agreement

On June 14, 2008, Gaming entered into a Management Agreement with the Nation for an exclusive right and obligation to manage, operate and maintain the gaming facility to be developed in Sullivan County, New York, commencing on the effective date, as defined, and continuing for a period of seven years after the date on which gaming commences in the facility. The term will be automatically extended for a period of seven years unless terminated under the provisions of the agreement.

Under the Management Agreement, the Nation will pay the Company a fee based on a percent of gaming revenues as defined. As manager, the Company will conduct and direct all business and affairs in connection with the operation, management and maintenance of the Facility, including all commercial gaming business, sale of food, beverages, tobacco and gifts, hotels, parking, resorts, amusement or accommodation operations.

7. INVESTMENT IN JOINT VENTURE

Investment in joint venture consists of a 50% interest in India. The financial statements of India are as follows:

Balance Sheet as of October 7, 2008, at time of purchase, and December 31, 2008:

Total assets	NONE
Capital Contribution	$272,242
Deficit	(272,242)
Total assets and liabilities	None

For the period October 7, 2008 through December 31, 2008, India was inactive.

8. LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011. Rent is payable in advance, in annual installments. The initial year’s rent is $46,200, increasing as defined. As of December 31, 2008, $38,014 of the initial year’s rent was included in accrued expenses. The Company has an option to extend the lease for an additional three year period.

9 DUE TO STOCKHOLDER

Due to stockholder is payable on demand, without interest.

10. NOTE PAYABLE -TRUCK

On September 10, 2008, the Company borrowed $20,800 to purchase a truck. The note is payable in 48 equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

As of December 31, 2008, minimum annual payments under the loan are:

2009	$5,703
2010	5,056
2011	5,540
2012	4,501
$20,800

11. COMMON STOCK

On August 2, 2006, the Company issued 100 shares of common stock under a stock subscription receivable for $100 which was paid in August 2008.

On August 2, 2006, the Company authorized 100,000,000, $0.01, par value, shares of common stock.

On August 15, 2008, the Company issued 8,999,900 shares of common stock to RBL in payment of due to stockholder.

On August 21, 2008, the Company issued an aggregate of 8,300,000 shares common stock to four officers and an employee of the Company as a one-time incentive in connection with their employment agreements. The shares were valued at $473,100 ($0.057, per share), the value of the shares issued on August 15, 2008, and were charged to operations.

On August 27, 2008, the Company issued an aggregate of 4,610,000 shares of common stock to three individuals for services. The shares were valued at $262,770 ($ 0.057, per share), the value of the shares issued August 15, 2008, and were charged to operations.

On November 16, 2008 the Company entered into an agreement with a capital markets consultant in exchange for a finder’s fee equal to 10% of the capital the consultant may raise for the Company, payable 5% in cash and 5% in equity. In addition, the Company issued 100,000 shares of common stock as a commencement bonus in March 2009, valued at $5,700.

On December 23, 2008, the Company issued 48,283 shares of common stock to RBL in payment of due to stockholder, valued at $2,752.

In November and December 2008, the Company sold an aggregate of 114,000 shares of common stock to investors for an aggregate of $57,000.

12. INCOME TAXES

The Company anticipates filing income tax returns for the years ended June 30, 2008 and 2007, with no significant income tax expenses as a result of these filings.

As of December 31, 2008, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

13. FAIR VALUE MEASUREMENTS

Effective July 1, 2008, the Company adopted both SFAS 157 and SFAS 159 without any effect. Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require the use of fair value measurements. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset of liability.

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

14. SUBSEQUENT EVENTS

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

The licensee will be committed to pay royalties to the Company equal to 3% (US Dollars) of the gross receipts of the licensed products sold by the licensee or by any sub-bottler. Under the Agreement, the licensee shall prepay the first year’s royalties in the amount of $100,000, payable before May 31, 2009, as extended.

Common Stock

In January, February and March 2009, the Company sold an aggregate of 285,000 shares of common stock to investors for $285,000.

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

Overview

Rotate Black, Inc. (“Rotate Black, Inc.” or the “Company”) was incorporated in Nevada on August 2, 2006 to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. (“BevSystems”) under a plan of reorganization (the “Plan”) effective August 15, 2008, as approved by the United States Bankruptcy Court in Tampa, Florida. Under the terms of the Plan, BevSystems merged into the Company with the Company as the survivor.

The Company recorded the purchase of BevSystems under the purchase method of accounting and allocated the entire purchase price to intangible assets.

On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations.

On October 7, 2008, the Company entered into certain agreements with Rotate Black, LLC (“RBL”) a Michigan Limited Liability Company for the acquisition of three of its business units, “Gaming” “Dayton” and “India” (as each is defined in the preceding notes to the financial statements). Under the terms of the agreements Rotate Black, Inc. acquired land, receivables and contract rights for an aggregate of 40,440,900 shares of its common stock.

Transaction Highlights are as follows:

Rotate Black Gaming, Inc.

Under a stock purchase agreement Rotate Black, Inc. acquired a seventy five percent (75%) ownership in RBL’s wholly owned subsidiary Rotate Black Gaming, Inc., a Nevada corporation. Rotate Black Gaming, Inc. is currently under contract with the Seneca Nation of Indians for the exclusive development and management of a world-class casino resort tentatively scheduled to be named “the Seneca Catskills Resort and Casino”. Pursuant to these agreements, the Company has been retained to develop and manage a $1.3 billion destination casino resort to be constructed on 63 acres of land situated off exit 107 of Route 17 in the Town of Thompson in Sullivan County, New York. The project will represent the building of one of the nation’s first “Green” casinos as well as one of the largest developments in southern New York State. The development plan calls for construction in three phases:

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

Dayton

The Company entered into an asset purchase agreement with RBL associated with Schaller Development’s “Traditions Casino Resort” to be developed and located in Dayton, Nevada. Pursuant to Rotate Black’s current negotiations with Schaller Development Rotate Black would contribute $5.0 million of working capital into a newly formed subsidiary Rotate Black Dayton, Inc. Then, Rotate Black Dayton, Inc. would sell shares representing 20% of the outstanding shares of Rotate Black Dayton to pay for Schaller’s contribution of $6.5 million of land and carrying all approvals and entitlements for gaming. The project is expected to begin construction in the third quarter of 2009 with completion in early 2010.

Rotate Black India Pvt LTD

Under a stock purchase agreement the Company acquired a fifty percent (50%) interest in Rotate Black India Pvt. LTD (“RBIP”), which was formed and registered in Ahmadabad, India. RBIP was created pursuant to a joint venture with Sandesh, Ltd, one of India’s largest media groups, for the acquisition of a Five Star casino resort in the GOA region of India. The Company plans to combine its operating experience with Sandesh’s media and talent capabilities to create India’s premier casino resort.

Results of Operations

Operations for the three and six months ended December 31, 2008 and 2007 are not comparable because, during 2007, the Company was not operational inasmuch as Management was pursuing contracts and approvals but not expending capital or incurring expenses while awaiting contracts and approvals.

Liquidity and Capital Resources

As of December 31, 2008, we had negative working capital of $1,663,115 compared to negative working capital of $95,293 at June 30, 2008.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by sales of common stock or the facilities financing. Until then the funding will be provided by loans from officers, directors, major stockholders and others until such time that operations will generate sufficient funds.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and six months ended December 31, 2008. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and will be amortized over their estimated useful lives as determined by management. The Company will evaluate the carrying value of the intangible assets for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, including its Principal Executive Officer has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by the Company’s management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, the Company’s financial reporting systems were not operating at a desirable level. We are currently working to improve our financial reporting systems. Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROTATE BLACK, INC.

Date: April 15, 2009	By:	/s/ John Paulsen
John Paulsen President and Chief Executive Officer

19