Form 10-Q
period 2009-03-31
ROTATE BLACK INC
filed 2009-05-20
CIK 1020477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-44315

———————

ROTATE BLACK, INC.

(Exact name of registrant as specified in its charter)

———————

NEVADA	75-3225181
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

932 Spring Street, Suite 201

Petoskey, Michigan

 (Address of Principal Executive Office) (Zip Code)

(231) 347-0777

 (Registrant’s telephone number, including area code)

———————

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a Shell company (as defined in rule 12b-2 of the exchange act). Yes ☐ No ☑

As of May 20, 2009, the Company had 63,898,183 shares of common stock outstanding par value$.01 per share issued and outstanding.

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

Table of Contents

INDEX TO FORM 10-Q

PART I

Item 1.

Condensed Consolidated  Financial Statements (Unaudited)

4

Item 2.

Management's Discussion And Analysis of Financial Condition
and Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 4t.

Controls and Procedures.

17

PART II

Item 1.

Legal Proceedings

18

Item 1a.

Risk Factors

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters toa Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

18

ROTATE BLACK, INC.

Index to Condensed Consolidated Financial Statements

Page
Condensed Consolidated Balance Sheet as of March 31, 2009 and June 30, 2008 (unaudited)	4
Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2009 and 2008 and for the period August 2, 2006 (Inception) through March 31, 2009 (Unaudited)	5
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the period August 2, 2006 (Inception) through March 31, 2009 (unaudited)	6
Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2009 and 2008 and for the period August 2, 2006 (Inception) through March 31, 2009 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

(UNAUDITED)

	March 31, 2009	June 30, 2008

ASSETS

Current Assets
Cash	$62,517	$––
Prepaid expenses	33,241	––

Total current assets	95,758	––

Developer loan receivable	1,897,129	––
Fixed assets - net	52,477	––
Contract rights	374,265	––
Intangible assets	6,323,884	––
Investment in joint venture	136,121	––
Security deposit	3,600	––
Deferred expenses	232,176	––
Deferred acquisition costs	––	89,105

TOTAL ASSETS	$9,115,410	$89,105

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,607,506	$4,334
Due to stockholder	56,600	90,959
Note payable - truck - current portion	5,835	—
Note payable	268,000	––

Total current liabilities	1,937,941	95,293

Loan payable - stockholder	1,682,516	––
Deferred revenues	43,967	––
Note payable - truck	13,877	––

TOTAL LIABILITIES	3,678,301	95,293

Minority Interest	1,167,408	––

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 100,000,000 shares authorized; 63,898,183 and 100 shares issued and outstanding as of March 31, 2009 and June 30, 2008, respectively	638,982	1
Additional paid-in capital	4,969,747	99
Less: stock subscription receivable	-	(100)
Deficit accumulated during the development stage	(1,339,028)	(6,188)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	4,269,701	(6,188)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,115,410	$89,105

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

					August 2, 2006
	Three Months Ended		Nine Months Ended		(Inception) Through
	March 31		March 31,		March 31,
	2009	2008	2009	2008	2009

Salary expenses	$108,143	$––	$227,669	$––	$227,669
General and administrative expenses	147,727	1,176	369,036	1,176	375,224
Stock based compensation	––	––	741,570	––	741,570
Interest expense	13,299	––	26,172	––	26,172

Total expenses	269,169	1,176	1,364,447	1,176	1,370,635

Loss from operations	(269,169)	(1,176)	(1,364,447)	(1,176)	(1,370,635)

Minority interest	17,669	––	31,607	––	31,607

Net loss	$(251,500)	$(1,176)	$(1,332,840)	$(1,176)	$(1,339,028)

Basic and diluted net loss per common share	*	$(11.76)	$(0.03)	$(11.76)

Basic and diluted average
common shares outstanding,	63,718,757	100	45,284,304	100

* Less than $0.01, per share

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional	Stock
	Number of		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

August 2, 2006 - Stock subscription receivable	100	$1	$99	$(100)	$––	$––

Net loss - June 30, 2007	––	––	––	––	(3,433)	(3,433)

Balance - June 30, 2007	100	1	99	(100)	(3,433)	(3,433)

Net loss - June 30, 2008	––	––	––	––	(2,755)	(2,755)

Balance - June 30, 2008	100	1	99	(100)	(6,188)	(6,188)

August 15, 2008 - Common stock issued in
connection with the acquisition of BevSystems	1,000,000	10,000	47,009	––	––	57,009

August 15, 2008 - Common stock issued in
payment of due to stockholder	8,999,900	89,999	422,980	100	––	513,079

August 21, 2008 - Common stock issued in
connection with employment agreements	8,300,000	83,000	390,100	––	––	473,100

August 27, 2008 - Common stock issued in
connection with services rendered	4,610,000	46,100	216,670	––	––	262,770

October 3, 2008 - Purchase of Rotate Black
Gaming, Inc.	26,560,000	265,600	3,331,444	––	––	3,597,044

October 7, 2008 - Purchase of Dayton assets	5,480,900	54,809	164,345	––	––	219,154

October 7, 2008 - Purchase of interest in joint
venture	8,400,000	84,000	52,121	––	––	136,121

November 16, 2008 - Common stock issued in
connection with consulting agreement	100,000	1,000	4,700	––	––	5,700

November and December, 2008 - Common stock
sold for cash	114,000	1,140	55,860	––	––	57,000

December 23, 2008 - Common stock issued in
payment of due to stockholder	48,283	483	2,269	––	––	2,752

January, February and March, 2009 - Common
stock sold for cash	285,000	2,850	282,150	––	––	285,000

Net loss – March 31, 2009	––	––	––	––	(1,332,840)	(1,332,840)

Balance at March 31, 2009	63,898,183	$638,982	$4,969,747	$––	$(1,339,028)	$4,269,701

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

			August 2, 2006
	Nine Months Ended		(Inception)
	March 31,		Through
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,332,840)	$(1,176)	$(1,339,028)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,421	––	11,421
Stock-based compensation	741,570	––	741,570
Minority interest	(31,607)	––	(31,607)
Changes in assets and liabilities:
Prepaid expenses	(29,249)	––	(29,249)
Developer loan receivable	(485,618)	––	(485,618)
Accounts payable and accrued expenses	376,354	(12,753)	380,688
Deferred revenue	10,150	––	10,150

Net cash used in operating activities	(739,819)	(13,929)	(741,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in BevSystems and increase in
deferred acquisition costs (net of
the issuance of common stock of $57,009	(228,151)	(1,201)	(317,256)
Purchases of fixed assets (net of note payable
of $20,800)	(43,098)	––	(43,098)
Security deposit	(3,600)	––	(3,600)
Increase in deferred expenses	(13,022)		(13,022)

Net cash used in investing activities	(287,871)	(1,201)	(376,976)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable - stockholder	270,575	––	270,575
Proceeds from sales of stock	342,000	––	342,000
Proceeds from stockholder	478,720	15,130	569,679
Payments of note payable - truck	(1,088)		(1,088)

Net cash provided by investing activities	1,090,207	15,130	1,181,166

Net increase in cash	62,517	––	62,517

Cash, beginning of period	––	––	––

Cash, end of period	$62,517	$––	$62,517

See notes to financial statements

Rotate Black, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(A Development Stage Company

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

On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations. The Company is in the development stage.

Acquisitions

In October 2008, the Company acquired: (1) 75% of the outstanding common stock of Rotate Black-Gaming, Inc., (Gaming), (2) all of the assets of the casino development in Dayton, Nevada (Dayton) and (3) a 50% joint venture interest in Rotate Black India Pvt Ltd. (India) in exchange for 26,560,000, 5,480,900 and 8,400,000 shares of common stock of the Company, respectively, from RBL. The acquisitions have been recorded on the purchase method of accounting at their historical carrying amounts on RBL of the assets and liabilities acquired as of the date of acquisition as RBL is under common control with the Company.

Gaming

The purchase price of Gaming of $3,597,044 has been allocated as follows:

Developer loan receivable	$1,411,511
Other current assets	3,992
Land	556,000
Contract rights	5,767,884
Accounts payable and accrued expenses	(1,229,570)
Loan payable - stockholder	(1,411,941)
Note payable	(268,000)
Deferred revenue	(33,817)
4,796,059
Less: Minority interest	(1,199,015)
$3,597,044

Gaming is under contract to develop a world-class destination casino resort in Sullivan County, New York. Gaming has acquired the property, completed all design layouts and anticipates commencing construction at the end of 2009.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These consolidated financial statements should be read in conjunction with the financial statements of the Company together with the Company's management discussion and analysis in the Company's Form 8-K/A for the period ended August 15, 2008. Interim results are not necessarily indicative of the results for a full year.

Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and the subsidiary.

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

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and will be amortized over their estimated useful lives as determined by management. The Company evaluates the carrying value of the intangible assets for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the effects of adoption of FSP 142-3 which will be reflected in the financial statements on July 1, 2009.

In April 2009, the FASB issued Financial Staff Position 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the effects of adoption of FSP 141(R)-1 which will be reflected in the financial statements on July 1, 2009.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $1,339,028, negative working capital of $1,842,183 as of March 31, 2009 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

4. PROPERTY AND EQUIPMENT

As of March 31 2009, property and equipment consisted of the following:

Truck	$39,761
Furniture and fixtures	8,490
Office equipment	15,647
63,898
Less accumulated depreciation	(11,421)
$52,477

Depreciation expense was $11,421 for the nine months ended March 31, 2009.

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

As of the March 31, 2009, no impairment of the intangible assets has occurred.

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

As of March 31, 2009, the Company incurred development costs of $1,897,129, including $90,904 of interest and $43,967 of developer fees have been deferred until the financing is arranged.

In October, 2007, as amended, Gaming acquired the land in exchange for $556,000, payable $288,000 in cash and the issuance of a note in the amount of $268,000, payable on August 15, 2009, with interest at 18%, per annum. As of March 31, 2009, accrued interest payable on the loan of $58,089 was included in accounts payable and accrued expenses. On December 23, 2008, under the terms of the Development Agreement, the land was transferred to the Nation, without compensation, and the cost of the land has been included in Contract Rights.

Loan Payable – Stockholder

As of March 31, 2009, loan payable - stockholder included those costs incurred by RBL on behalf of the Company for development costs, is payable on demand, with interest at 12%, per annum.

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

Balance Sheet as of October 7, 2008, at time of purchase, and March 31, 2009:

Total Assets	NONE
Capital Contribution	$272,242
Deficit	(272,242)
Total assets and liabilities	NONE

For the period October 7, 2008 through March 31, 2009, India was inactive.

8. LEASE

On August 8, 2008, the Company entered into a three year lease for office space commencing on September 1, 2008.  Rent is payable in advance, in annual installments. The initial year’s rent is $46,200, increasing as defined. As of March 31, 2009, $28,894 of the initial year’s rent was included in accrued expenses. The Company has an option to extend the lease for an additional three year period.

9. DUE TO STOCKHOLER

Due to stockholder is payable on demand, without interest.

10. NOTE PAYABLE -TRUCK

On September 10, 2008, the Company borrowed $20,800 to purchase a truck. The note is payable in 48 equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

As of March 31, 2009, minimum annual payments under the loan are:

2010	$5,835
2011	5,173
2012	5,669
2012	3,035
$19,712

11. FINANCIAL ADVISORY AGREEMENT

The Company is committed under an agreement between a financial advisor and the Nation through December 31, 2009, under which the advisor will assist in certain financings, etc. Upon closing of any such financings, the Company shall issue warrants to purchase shares of common stock of the Company to the advisor equal to 7% of the Company’s fully diluted shares outstanding.

12. COMMON STOCK

On August 2, 2006, the Company issued 100 shares of common stock under a stock subscription receivable for $100 which was paid in August 2008.

On August 2, 2006, the Company authorized 100,000,000, $0.01, par value, shares of common stock.

On August 15, 2008, the Company issued 8,999,900 shares of common stock to RBL in payment of due to stockholder and 1,000,000 shares of common stock to the creditors of BevSystems.

On August 21, 2008, the Company issued an aggregate of 8,300,000 shares common stock to four officers and an employee of the Company as a one-time incentive in connection with their employment agreements.The shares were valued at $473,100 ($0.057, per share), the value of the shares issued on August 15, 2008, and were charged to operations.

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

13. INCOME TAXES

The Company anticipates filing income tax returns for the years ended June 30, 2008 and 2007, with no significant income tax expenses as a result of these filings.

As of March 31, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

14. FAIR VAUE MEASUREMENTS

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

15. SUBSEQUENT EVENTS

In April 2009, the Company entered into an agreement for investor relations services payable $5,700, per month, for a term of six months and entered into a public relations/consultant agreement at a monthly retainer fee of $5,000 through April 30, 2010.

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

Overview

Rotate Black, Inc. (“Rotate Black, Inc.” or the “Company”)was incorporated in Nevada on August 2, 2006 to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. (“BevSystems”) under a plan of reorganization (the “Plan”) effective August 15, 2008, as approved by the United States Bankruptcy Court in Tampa, Florida. Under the terms of the Plan, BevSystems merged into the Company with the Company as the survivor.

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

Results of Operations

Operations for the three and nine months ended March 31, 2009 and 2008 are not comparable because, during 2007 and early 2008, the Company was not operational inasmuch as Management was pursuing contracts and approvals but not expending capital or incurring expenses while awaiting contracts and approvals.

Liquidity and Capital Resources

As of March 31, 2009, we had negative working capital of $1,842,183 compared to negative working capital of $95,293 at June 30, 2008.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended

March 31, 2009. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ROTATE BLACK, INC.

Date: May 20, 2009	By:	/s/ John Paulsen
John Paulsen President and Chief Executive Officer