Form 10-K
period 2009-06-30
ROTATE BLACK INC
filed 2009-10-13
CIK 1020477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

✓	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended June 30, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the transition period from _____________ to _____________

Commission File No. 333-44315

———————

ROTATE BLACK, INC.

(Exact name of small business issuer as specified in its charter)

———————

NEVADA	75-3225181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

932 Spring Street Petoskey, Michigan	49770
(Address of principal executive offices)	(Zip Code)

(231) 347-0777

(Registrant’s telephone number, including area code)

———————

Securities registered under Section 12 (b) of the Exchange Act:
Title of Each Class of Securities to be Registered	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	none (listed on OTC Bulletin Board)

Securities registered under Section 12 (g) of the Exchange Act:

None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes		No	✓
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	Yes		No	✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes	✓	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	✓
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	No	✓

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $15,110,147 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on October 12, 2009.

At October 12, 2009, 67,621,858 shares of the registrant’s common stock (par value of $0.001) were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

ROTATE BLACK, INC.

FORM 10-K

TABLE OF CONTENTS

Page

PART I

1

ITEM 1:

BUSINESS

1

ITEM 1A:

RISK FACTORS

3

ITEM 1B:

UNRESOLVED STAFF COMMENTS

9

ITEM 2:

PROPERTIES

9

ITEM 3:

LEGAL PROCEEDINGS

9

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

PART II

10

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

10

ITEM 6:

SELECTED FINANCIAL DATA

11

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

11

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

15

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

15

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

15

ITEM 9A:

DISCLOSURE CONTROLS AND PROCEDURES

15

ITEM 9B:

OTHER INFORMATION

16

PART III

17

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

17

ITEM 11:

EXECUTIVE COMPENSATION

18

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

19

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

20

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

20

PART IV

21

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

21

SIGNATURES

22

1

PART I

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws that involve a number of risks and uncertainties. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These factors are described in the “Risk Factors” section below. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 1:

BUSINESS

(a)

GENERAL OVERVIEW OF BUSINESS

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

The Company recorded the purchase of BevSystems under the purchase method of accounting and allocated the entire purchase price to intangible assets. The Company will be acquiring after June 30, 2009, interests in three gaming facilities described in the Management Discussion and Analysis which follows. As of June 30, 2009, the Company had completed the acquisitions but the gaming facilities had not yet opened to the public. On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations. The Company’s business is focused on leveraging it’s gaming and turn around experience in the management and development of casino resorts. Through its team’s experience, the Company has created a proprietary process of developing and managing casino resort properties for maximum profitability. On October 7, 2008, the Company entered into certain agreements with Rotate Black, LLC (“RBL”) a Michigan Limited Liability Company for the acquisition of three of its business units, “Gaming” “Dayton” and “India” (as each is defined below). Under the terms of the agreements Rotate Black, Inc. acquired land, unbilled development advances and contract rights for 40,440,900 shares of its common stock.

(b)

GOVERNMENT REGULATION

The ownership, management, and operation of gaming facilities are subject to many federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances are different in each jurisdiction, but primarily deal with the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.

We may not own, manage or operate a gaming facility unless we obtain proper licenses, permits and approvals. Applications for a license, permit or approval may be denied for reasonable cause. Most regulatory authorities license, investigate, and determine the suitability of any person who has a material relationship with us. Persons having material relationships include officers, directors, employees, and security holders.

Once obtained, licenses, permits, and approvals must be renewed from time to time and generally are not transferable. Regulatory authorities may at any time revoke, suspend, condition, limit, or restrict a license for reasonable cause. License holders may be fined and in some jurisdictions and under certain circumstances gaming operation revenues can be forfeited. We may be unable to obtain any licenses, permits, or approvals, or if obtained, they may not be renewed or may be revoked in the future. In addition, a rejection or termination of a license, permit, or approval in one jurisdiction may have a negative effect in other jurisdictions. Some jurisdictions require gaming operators licensed in that state to receive their permission before conducting gaming in other jurisdictions.

The political and regulatory environment for gaming is dynamic and rapidly changing. The laws, regulations, and procedures dealing with gaming are subject to the interpretation of the regulatory authorities and may be amended.

Any changes in such laws, regulations, or their interpretations could have a negative effect on our operations and future development of gaming opportunities.

Because the “Gaming” project is on tribal property, the following is a summary of some of the particulars relating to regulations of gaming properties on tribal lands.

Gaming on Indian Lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988, (the “Regulatory Act’) is regulated by federal, state and tribal governments. The regulatory environment regarding Indian gaming is always changing. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on our operations. The terms and conditions of management agreements or other agreements, and the operation of casinos on Indian Land, are subject to the Regulatory Act, which is implemented by the NIGC. The contracts also are subject to the provisions of statutes relating to contracts with Indian tribes, which are supervised by the Department of the Interior. The Regulatory Act is interpreted by the Department of the Interior and the National Indian Gaming Commission (“NIGC”) and may be clarified or amended by the judiciary or legislature.

Under the Regulatory Act, the NIGC has the power to:

•

inspect and examine certain Indian gaming facilities;

•

oversee tribal gaming ordinances (enacted at a local level);

•

review and approve management contracts and management teams;

•

oversee payment terms including repayments for development:

•

set limits on contract terms and fees:

•

insure adequacy of accounting processes and guaranteed payments to the tribe:

•

perform background checks on persons associated with Indian gaming;

•

inspect, copy and audit all records of Indian gaming facilities;

•

hold hearings, issue subpoenas, take depositions, and adopt regulations; and

•

penalize violators of the Regulatory Act.

Penalties for violations of the Regulatory Act include fines, and possible temporary or permanent closing of gaming facilities. The Department of Justice may also impose federal criminal sanctions for illegal gaming on Indian Lands and for theft from Indian gaming facilities.

(c)

FINANCIAL POSITION AND FUTURE FINANCING NEEDS -- GOING CONCERN

We are a development stage company. We have a limited history in the casino and gaming business.

We have not established sources of revenues sufficient to fund the development of business, projected operating expenses and commitments for our fiscal year ending June 30, 2010. We have been in the development stage since our inception, August 2, 2006, have accumulated a net loss of $1,789,498 through June 30, 2009, and incurred a loss of $1,783,310 for the year then ended.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2009, we had an accumulated deficit of $1,789,498 and had net losses totaling $1,783,310 for the twelve months ended June 30, 2009. Additionally, as of June 30, 2009, we had total current assets of $104,355 compared with total current liabilities of $2,034,580.

We intend to engage in private placement offerings from time to time to provide the Company with working capital to pay down certain debt obligations, for other general corporate and operations uses, and to enable us to pursue our strategy to develop and acquire and operate gaming business opportunities. The Company plans to make sales of its common stock in private transactions or to borrow funds as needed to raise sufficient capital to fund the development of business, projected operating expenses and commitments. However, there can be no assurance that we will be able to obtain sufficient funding to develop our current business plan. In the event that we cannot obtain additional funds when needed, we may be forced to renegotiate some or all of our debt and curtail or cease some or all of our activities.

Although we believe we will be successful with our plans, due to market factors and economic conditions, no assurance can be given that financing will be available to the Company on favorable terms or at all.

The financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

(d)

COMPETITION

The Company expects to concentrate in the business of casino and gaming business development, management, operations and ownership. The Company is much smaller than most participants in this industry and has limited expertise in operating a casino and gaming business.

(e)

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

•

Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

•

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

ITEM 1A:

RISK FACTORS

The purchase of securities offered hereby involves significant risks and is suitable only for investors of adequate financial means which have no need for liquidity in this investment and who can afford to lose their entire investment. Investing in common stock involves a high degree of risk. Certain risks relate to investments generally, others to us and our investments and others arise due to our present status but each investor should carefully consider all of the risks described below, together with all of the other information included in this prospectus, before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The following risks affect us and our business:

GENERAL RISK FACTORS

Investments in our stock by new shareholders will be diluted immediately.

Due, in part, to increases in our share price, some of our present shareholders have acquired an interest in us at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares). As of October 12, 2009, there were 100,000,000 shares of common stock authorized and 67,621,858 common shares outstanding. All shares were considered issued at their par value.

We may sell additional equity in the future that may further dilute the value of your investment.

Reductions in the price of our stock resulting from the performance of our portfolio or other market conditions might result in stock being sold to new investors, including management, at prices below the price paid by you. Senior management may be granted the right, and others may have the right, under certain circumstances, to acquire additional shares of our stock at a price equal to the market price as it exists at a point in the future. If such a grant of a right occurred at a time where the price of the stock has fallen relative to the current market value and falls below the price paid by you, management might be given the right to purchase stock at a price below your cost. In either of these cases, the value of your investment would be further diluted.

Future credit agreements impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed

In the event we enter into one or more loan agreements to fund operations, expansion or acquisitions, these typically contain customary events of default and restrictive covenants that require us to maintain specified levels of performance and financial ratios and prohibit us from taking certain actions without satisfying the financial tests or obtaining the consent of the lenders including, the following examples of typical and customary restrictions on:

•

making investments in excess of specified amounts;

•

incurring additional indebtedness in excess of a specified amount;

•

paying cash dividends;

•

making capital expenditures in excess of a specified amount;

•

creating certain liens;

•

prepaying our other indebtedness;

•

engaging in certain mergers or combinations; and

•

engaging in transactions that would result in a change of control of our company.

Should we be unable to comply with the terms and covenants of our credit agreements, we would be required to obtain modifications of the terms of these agreements or secure another source of financing to continue to operate our business. A default could result in the acceleration of our obligations under the credit agreements.

Limitation of Liability and Indemnification of Management.

While limitations of liability and indemnification are themselves limited, we have instituted provisions in our bylaws indemnifying, to the extent permitted, against and not making management liable for, any loss or liability incurred in connection with our affairs, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management. Management is accountable to the shareholder as a fiduciary and, consequently, members of management are required to exercise good faith and integrity in handling our affairs.

If we are not able to build and sustain proper information technology infrastructure, our business could suffer.

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach.

If we are unable to hire or retain key employees, it could have a negative impact on our business.

Our continued growth requires us to develop our leadership bench and to implement programs designed to retain talent. However, there is no assurance that we will continue to be able to hire or retain key employees. We compete to hire new employees, and then must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. Any unplanned turnover could deplete our institutional knowledge base and erode our competitive advantage.

Your influence in matters requiring shareholder action will be subject to control of certain shareholders.

The are officers and directors and major shareholders with a controlling interest who hold a large percentage of the issued and outstanding shares of our voting securities who would likely exercise voting control over all matters that may be submitted for approval by our shareholders. Even for those members of management and holders of controlling blocks of our shares, while the number of shares controlled is less that a majority, their position of control is material and significant.

Pursuant to our Articles of Incorporation, our Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or may deter takeover attempts.

Our Articles of Incorporation contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may reduce any premiums over market price that a potential acquirer would offer to shareholders for their shares of our common stock. Furthermore, we are subject to provisions of the Nevada Revised Statutes that may make it difficult for a potential acquirer to exert control over our Board of Directors and may discourage attempts to gain control without the consent of the Board of Directors.

RISKS ASSOCIATED WITH LAWS AND REGULATIONS

Our Business May Become Subject to Extensive Additional Regulation at the Federal and State Levels.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.

The Requirements under Sarbannes-Oxley impose increasing costs for compliance and review of accounting and reporting processes.

We will need to make substantial financial and manpower investments in order to assess our internal controls over financial reporting, and our internal controls over financial reporting may be found to be deficient causing us to incur additional costs for remedying and compliance.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce consumer demand for gaming or result in litigation.

The conduct of our businesses, and the advertising and marketing and operation of our facilities, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate.

These laws and regulations may change, sometimes dramatically, as a result of political, economic or social events. Such regulatory environment changes include changes in licensing or the right to operate gaming facilities, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws and environmental laws (relating to operations of facilities). Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs or liabilities. In particular, governmental bodies in jurisdictions where we operate may impose new requirements, or other restrictions to continue operations of a gaming facility.

Our management agreements with the various tribes are subject to governmental or regulatory modification — The NIGC has the power to require modifications to Indian management agreements under some circumstances or to void such agreements or secondary agreements, including loan agreements, if we fail to obtain the required approvals or to comply with the necessary laws and regulations. While we believe that our management agreements and related secondary documents meet the applicable requirements, the NIGC has the right to review each of these agreements and has the authority to reduce the term of a management agreement or the management fee or otherwise require modification of the management agreements and secondary agreements. Such changes would negatively affect our profitability.

The Indian tribes have sovereign powers and we may be unable therefore to enforce remedies against them

The tribes with which we have agreements are independent governments that have rights to tax persons and enterprises conducting business on their lands. They also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their tribal lands. As a sovereign power, Indian tribes are generally subject only to federal regulation. States do not have the authority to regulate them, unless such authority has been specifically granted by the U.S. Congress. Thus, state laws generally do not apply to tribes or to activities taking place on tribal lands. In the absence of a conflicting federal or properly authorized state law, tribal law governs. Unless another law is specified, contracts with the tribes are governed by tribal law (and not state or federal law). In our agreements with these tribes, we generally have agreed that state law will govern the rights and obligations under these agreements. However, such provisions may be unenforceable particularly with respect to remedies against collateral located on tribal lands and they offer no protection against third-party claims against the collateral. If such provisions are determined to be unenforceable, then we may be unable to recover any amounts loaned or advanced to the tribes.

RISKS ASSOCIATED WITH REVENUE AND EARNINGS

We cannot guarantee paying dividends to our stockholders.

We are allowed by our articles of incorporation and/or by-laws to pay dividends to our stockholders. However, there can be no guarantee we will have sufficient revenues to pay dividends during any period. Investors in need of liquidity through the payment of dividends should refrain from common stock which does not have a dividend requirement.

We may experience fluctuations in our quarterly and annual results.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, changes in the gaming industry, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our business could suffer if we are unable to compete effectively.

Our businesses operate in highly competitive markets. We compete against global, regional and local operators of gaming facilities on the basis of appearance, quality, accessibility and perceived attractiveness. Increased competition and actions by our competitors could lead to downward pressure on prices for food and beverages and other items sold within our facilities and/or a decline in our market share, either of which could adversely affect our results.

Demand for our gaming locations may be adversely affected by changes in consumer preferences and tastes or if we are unable to innovate or market our facilities effectively.

We are a consumer gaming company operating in highly competitive markets and rely on continued demand for our facilities. To generate revenues and profits, we must sell appeal to our customers and to consumers. Any significant changes in consumer preferences and any inability on our part to anticipate and react to such changes could result in reduced demand for our facilities and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ willingness to patronize our facilities.

Adverse changes in discretionary consumer spending would decrease our gaming revenues — The gaming industry is heavily dependent on discretionary consumer spending patterns. Our business is sensitive to numerous factors that affect discretionary consumer income, including adverse general economic conditions, changes in employment trends and levels of unemployment, increases in interest rates, acts of war, terrorist or political events, a significant rise in energy prices or other events or actions that may lead to a decrease in consumer confidence or a reduction in discretionary income. Declines in consumer spending within the gaming industry, especially for extended periods, could have a material adverse effect on our business, financial condition and results of operations.

Development of new casinos is subject to many risks, some of which we may not be able to control.

The opening of our proposed gaming facilities will depend on, among other things, obtaining adequate financing, the completion of construction, hiring and training of sufficient personnel and obtaining all regulatory licenses, permits, allocations and authorizations. The number of the approvals by federal and state regulators and other authorities needed to construct and open new gaming facilities is extensive, and any delay in obtaining or the failure to obtain these approvals could prevent or delay the completion of construction or opening of all or part of the gaming facilities or otherwise adversely affect the design and features of the proposed casinos.

Even if approvals and financing are obtained, building a new casino is a major construction project that entails significant risks. These risks include, but are not limited to:

•

shortages of materials or skilled labor;

•

unforeseen engineering, environmental and/or geological problems;

•

work stoppages;

•

weather interference;

•

unanticipated cost increases; and

•

unavailability of construction equipment.

Obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening of any of these planned casino developments or otherwise affect their design. In addition, once developed, we may be unable to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently.

We have a limited base of operations — Our principal operations currently consist of the the three proposed gaming facilities. These limited sources of income, combined with the potentially significant investment associated with any new managed facilities, may cause our operating results to fluctuate significantly. Additionally, delays in the opening of any future casinos or our failure to open a new casino could also significantly adversely affect our profitability. Future growth in revenues and profits will depend on our ability to increase the number of our owned and managed casinos and facilities or develop new business opportunities. We may be unable to successfully acquire, develop or manage any additional casinos or facilities.

The gaming industry is subject to many risks, including adverse economic and political conditions and changes in the legislative and land use regulatory climate.

Similar to investment in other entertainment enterprises, adverse changes in general and local economic conditions may adversely impact investments in the gaming industry. Examples of economic conditions subject to change include, among others:

•

competition in the form of other gaming facilities and entertainment opportunities;

•

changes in regional and local population and disposable income;

•

unanticipated increases in operating costs;

•

restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

•

risks inherent in owning, financing and developing real estate as part of our casino operations;

•

the inability to secure property and liability insurance to fully protect against all losses, or to obtain such insurance at reasonable costs;

•

inability to hire trained and knowledgeable managers and supervisors;

•

inability to hire a sufficient number of employees to maintain our desired level of operations;

•

seasonality;

•

changes or cancellations in local tourist, recreational or cultural events; and

•

changes in travel patterns or preferences (which may be affected by increases in gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways).

We may be unable to successfully compete with other gaming activities — The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai alai; sports bookmaking; Internet gaming; and card rooms. Our operations and the casinos that we are trying to develop and operate, compete or will compete, as the case may be, with all these forms of gaming, and any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Our operations may be unable to successfully compete with new or existing gaming operations within the vicinity of our operations or with gaming operations available on the Internet.

RISKS ASSOCIATED WITH SMALLER PUBLIC COMPANIES

The Market Price of Our Common Stock May Fluctuate Significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors, may adversely affect our ability to raise capital through future equity financings. These factors include:

•

significant volatility in the market price and trading volume of securities of gaming industry companies or other companies in the industry, which are not necessarily related to the operating performance of these companies;

•

changes in regulatory policies or tax guidelines;

•

our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock which can adversely affect its price;

•

changes in earnings or variations in operating results;

•

any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•

departure of one or more of our key personnel;

•

operating performance of companies comparable to us;

•

potential legal and regulatory matters;

•

changes in prevailing interest rates;

•

general economic trends and other external factors; and

•

loss of a major funding source.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our common stock is thinly-traded — For most of our history our common stock has been thinly-traded, both privately and on the various exchanges on which it has been listed, making it difficult for stockholders to sell shares of our common stock at a predictable price or at all. The volatility in the market price of our common stock may cause stockholders to encounter significant short term variations in the market price of the stock on account of factors beyond our control.

ITEM 1B:

UNRESOLVED STAFF COMMENTS

We have no unresolved staff comments.

ITEM 2:

PROPERTIES

We maintained our corporate office at 932 Spring Street, Petoskey, Michigan 49770. On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011. Rent is payable in advance, in annual installments. The initial year’s rent is $46,200, increasing as defined. The Company has an option to extend the lease for an additional three year period.

We are negotiating lease arrangements in connection with the acquisitions of the casino and gaming properties which are the Company’s primary business. Rights and obligations as tenants are discussed below in connection with the description of the specific properties. The Company does not presently own the real estate in connection with any of its gaming properties.

ITEM 3:

LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts. While the outcome of these legal proceedings, if any, cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period ending June 30, 2009.

PART II

ITEM 5:

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is presently traded on the over-the-counter bulletin board stock market and is quoted on the National Association of Securities Dealers (“NASD”) Over-The Counter Bulletin Board (“OTCBB”) under the symbol under the symbol “ROBK.OB.” Until we began trading on July 8, 2008, the stock was available only through the Pinksheets,LLC were reported under the symbol ROBK.pkbut no market was maintained nor quotes published.

The Company’s stock was not quoted for trading for the previous two years prior to July 8, 2009 and therefore, market closing and the high and low prices at the end of each quarter for the years ended June 30, 2009 and 2008 (except for the most recent quarter) are not available. The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB since we began trading on July 8, 2009. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

PERIOD (QUARTER ENDED)	HIGH	LOW

JUNE 30, 2009 (4TH QUARTER FISCAL YR)	n/a	n/a
SEPTEMBER 30, 2009 (NEXT 1ST QUARTER FISCAL YR)	$.60	$.26

The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

Penny Stock Considerations

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of June 30, 2009, there were 67,321,858 shares of common stock issued and outstanding, held by approximately 119 shareholders of record, including 12,613,500 shares in the public float. As of October 12, 2009, there were 67,621,858 shares of common stock issued and outstanding, held by approximately 119 shareholders of record.

Dividends on Common Stock

We have not declared a cash dividend on our common stock in the last three fiscal years and we do not anticipate the payment of dividends in the near future. We may not pay dividends on our common stock without first paying dividends on our preferred stock. There are no other legal restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Equity Compensation Plans

We have not yet adopted any stock option or equity compensation plan.

Recent Sales of Unregistered Securities

•

Securities sold – not applicable. (All securities sold as of the date hereof have been sold pursuant to exemptions under Regulation D and were therefore sold as restricted securities).

•

Use of proceeds – not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None during the year ended June 30, 2009.

ITEM 6:

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimates,” “projects” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made and these words or phrases or similar expressions should be interpreted as intended to identify these forward-looking statements.

In addition to the risks discussed in Item 1 “Factors That May Affect Our Future Performance”, various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors: These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

•

our growth strategies;

•

our development and potential acquisition of new facilities;

•

risks related to development and construction activities;

•

anticipated trends in the gaming industries;

•

patron demographics;

•

general market and economic conditions;

•

access to capital and credit, including our ability to finance future business requirements;

•

the availability of adequate levels of insurance;

•

changes in federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;

•

regulatory approvals;

•

competitive environment;

•

risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

We undertake no obligation to publicly update or revise any forward-looking statements as a result of future developments, events or conditions. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any forward-looking statements.

MANAGEMENT’S ANALYSIS OF BUSINESS

As used herein the terms “we”, “us”, “our,” the “Registrant,” and the “Company” means, Rotate Black, Inc., a Nevada corporation.

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

The Company’s business is focused on leveraging it’s gaming and turn around experience in the management and development of casino resorts.

Through its team’s experience, the Company has created a proprietary process of developing and managing casino resort properties for maximum profitability. This process includes:

•

The deployment of seasoned, decision making management personnel

•

World-class customer service

•

Environmental control systems

•

Best-of-breed player and inventory systems

•

Strategic staffing with organized management oversight

•

High quality food and beverages

•

High-growth Player’s Club with retention.

•

Strong quality gaming experience

•

State of the art gaming equipment

In October 2008, the Company entered into certain agreements with Rotate Black, LLC (“RBL”) a Michigan Limited Liability Company for the acquisition of three of its business units, “Gaming” “Dayton” and “India” (as each is defined below). Under the terms of the agreements Rotate Black, Inc. acquired land, unbilled development advances and contract rights for 40,440,900 shares of its common stock.

Transaction Highlights are as follows:

“Gaming” (Rotate Black Gaming, Inc. Under a stock purchase agreement Rotate Black, Inc. acquired a seventy five percent (75%) ownership in RBL’s wholly owned subsidiary Rotate Black Gaming, Inc., a Nevada corporation. Rotate Black Gaming, Inc. is currently under contract with the Seneca Nation of Indians for the exclusive development and management of a world-class casino resort tentatively scheduled to be named “Seneca Catskill Mountains Resort and Casino”. Pursuant to these agreements, the Company has been retained to develop and manage a $1.3 billion destination casino resort to be constructed on 63 acres of land situated off exit 107 of Route 17 in the Town of Thompson in Sullivan County, New York. The project will represent the building of one of the nation’s first “Green” casinos as well as one of the largest developments in southern New York State. The development plan calls for construction in three phases:

•

Phase 1 – An interim sprung-structure facility housing a casino with 2,000 slots and 45 table games plus limited food & gaming facilities.

•

Phase 2 – Interim facility will remain open during construction of the two phased permanent casino resort construction. The first phase of the permanent structure will host an additional 3,000 slots, and 50 table games, 30 poker tables, plus an expanded food court, feature bar and buffet.

•

Phase 3 – completion of the world-class casino, resort and spa. The completed facility will offer 1500 all-suite rooms with about 7,000 slots, 190 table games, 9 restaurants, 10 bars, an entertainment lounge, 10,000 sq. ft. nightclub, a 5,000 - seat event center, a 45,000 sq. ft. full service Spa, 105,000 sq. ft. of banquet space, 30,000 sq. ft. of retail space and many other amenities.

The plans for the project have been designed by Friedmutter & Associates, a leading design, architectural, and master planning firm specializing in casino resorts and Perini Corporation, the leader in both traditional and Native American casino resorts.

“Dayton” The Company entered into a cancelable asset purchase agreement with RBL associated with Schaller Development’s “Traditions Casino Resort” to be developed and located in Dayton, Nevada. Pursuant to Rotate Black’s current negotiations with Schaller Development Rotate Black would contribute $5.0 million of working capital into a newly formed subsidiary Rotate Black Dayton, Inc. Then, Rotate Black Dayton, Inc. would sell shares representing 20% of the outstanding shares of Rotate Black Dayton to pay for Schaller’s contribution of $6.5 million of land and carrying all approvals and entitlements for gaming. The asset purchase agreement has been cancelled, but the parties are working on a new agreement on a smaller scale.

“India” (Rotate Black India Pvt LTD) Under a stock purchase agreement the Company acquired a fifty percent (50%) interest in Rotate Black India Pvt. LTD (“RBIP”), which was formed and registered in Ahmadabad, India. RBIP was created pursuant to a joint venture with Sandesh, Ltd, one of India’s largest media groups, for the acquisition of a Five Star casino resort in the GOA region of India. The Company plans to combine its operating experience with Sandesh’s media and talent capabilities to create India’s premier casino resort.

Results of Operations

Operations for the fiscal year or quarters ended June 30, 2009 and 2008 are not comparable because during the prior fiscal year ending June 30, 2008, the Company was inactive.

Liquidity and Capital Resources

As of June 30, 2009, we had negative working capital of $920,225 based on current assets of $104,355 and current liabilities of $2,034,580. Of this, $15,453 was cash on hand as of June 30, 2009.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by sales of common stock to and loans from officers, directors, major stockholders and others until such time that operations will generate sufficient funds.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended June 30, 2009. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our intangible assets.

ITEM 7A:

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from changes in market rates or prices, such as interest rates and commodity prices. We are exposed to market risk in the form of changes in interest rates and the potential impact such changes may have on our variable rate debt. We have not invested in derivative based financial instruments.

We are primarily exposed to price risk from sales of consumer goods and services within gaming facilities. There are also market risks associated with the pricing and acquisition of gaming facilities but these risks are managed once the pricing is established by contract. Any fluctuations in value of gaming facilities will not have a direct effect on operations but could affect the market pricing of our Company. The fluctuations may result from perceived changes in the underlying operations and predicted profitability. The economic characteristics of our gaming facilities, the general market conditions and supply and demand for gaming opportunities are referenced as risks but difficult to quantify on a forward-looking basis.

The information to be reported under this item is not required of smaller reporting companies.

ITEM 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the years ended June 30, 2009 and 2008 and the period from inception to June 30, 2009 are included as a separate section of this report being on page F-1.

ITEM 9:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2009 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2009.

Management is working to improve its disclosure controls and procedures over financial reporting and to resolve deficiencies.

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

ITEM 9B:

OTHER INFORMATION

None.

PART III

ITEM 10:

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth, as of June 30, 2009, the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has three Directors.

NAME	AGE	POSITION
John Paulsen	46	Chairman and CEO
Dual Cooper	66	President and COO
Dennis Piotrowski	68	Director
Dr. William N. Thompson	68	Director
William J. (Jeff) Marshall	54	Director

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To our knowledge, based solely on a review of reports furnished to us, each of the directors, Mssrs. Paulsen, Cooper, Piotrowski, and Marshall were late filing their Form 4s upon receipt of stock and option grants. Additionally, the Company conferred with its three major shareholders to confirm the information to be reported under Section 16(a) of the Exchange Act resulting in a delay in filing by these shareholders of notifications of ownership.

CODE OF ETHICS

The Board of Directors of the Company adopted a Code of Ethics effective as of August 1, 2009.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, “Access Person”) of the Company from acquiring any interest in any business which we (i) are considering a purchase or sale thereof, (ii) are being purchased or sold by us, or (iii) are being sold short by us. The Access Person is required to advise us in writing of his or her acquisition or sale of any such security.

ITEM 11:

EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer. Compensation of our officers and directors is based on comparative compensation levels for similar positions and time spent.

The following table sets forth the cash and other compensation we paid during the past three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

Summary compensation table

Name and principal position	Year	Salary	Stock Awards	Total

John Paulsen (CEO since 2006) (1)	2009	$76.550	$171,000	$247,550
	2008	N/A	N/A	N/A
	2007	N/A	N/A	N/A
Dual Cooper (COO since 2006) (2)	2009	$46,249	$171,000	$217,149
	2008	N/A	N/A	N/A
	2007	N/A	N/A	N/A

1.

Mr. Paulsen became President and CEO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named Chairman of the Board of Directors.

2.

Mr. Cooper served as COO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named President.

Columns for bonus, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table as all amounts are $0.

Compensation for our officers and directors is based on comparative compensation levels for similar positions and time.

•

Grants of plan-based awards table

There were no grants of plan-based awards during the year to the named individuals.

•

Outstanding equity awards at fiscal year-end table

There were no outstanding equity awards at June 30, 2009, for the named individuals.

•

Option exercises and stock vested table

There were no option exercises or stock vested during the year for the named individuals.

•

Pension benefits

The named individuals are not covered by a pension plan.

•

Nonqualified defined contribution and other nonqualified deferred compensation plans

We do not have a nonqualified defined contribution or deferred compensation plan.

•

Potential payments upon termination or change-in-control

There are no potential payments upon termination or change-in-control for the named individuals.

•

Compensation of directors

Name	Director Fee Earned or Paid in Cash ($)
John Paulsen	None
Dual Cooper	None
Dennis Piotrowski (1)	None
Dr. William N. Thompson (1)	$4,560
William J. (Jeff) Marshall (1)	None

1. Dennis Piotrowski, Dr. William N. Thompson and William J. (Jeff) Marshall were not directors prior to September 1, 2009.

The only directors during 2008 were the CEO and COO at the time, Mr. Paulsen and Mr. Cooper who were not paid separately for director meetings.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there wan no other form of compensation for the directors.

•

Compensation committee interlocks and insider participation

The outside Directors served on the Compensation Committee.

•

Compensation committee report

Based on the Compensation Discussion and Analysis required by Item 402(b) between the compensation committee and management, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 10-K.

ITEM 12:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of September 1, 2009, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of September 1, 2009, there were 67,621,858 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class

Common	Rotate Black, LLC	15,621,360	23.18%
	628 Harbor View Lane
	Petoskey, MI 49770
Common	Shawanga Lodge, LLC	7,049,142	10.46%
	Flaum Management Company, Inc.
	39 State Street, Suite 300
	Rochester, NY 14614
Common	Philip W. Shaltz and T. Ardele Shaltz
	Tenants by Entireties	4,350,000	6.46%
	5163 Commerce Orad
	Flint, MI 48507

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of September 1, 2009, the most recent practicable date. As of September 1, 2009, there were 67,621,858 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. There are no options outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class

Common	John Paulsen (a)	3,000,000	4.45%
	932 Spring Street
	Petoskey, Michigan 49770
Common	Dual Cooper (b)	2,443,252	3.63%
	932 Spring Street
	Petoskey, Michigan 49770
Common	Dennis Piotrowski	1,400,000	2.08%
	932 Spring Street
	Petoskey, Michigan 49770
Common	Dr. William N. Thompson	80,000.12%
	932 Spring Street
	Petoskey, Michigan 49770
Common	William J. (Jeff) Marshall	-0-	-0-
	932 Spring Street
	Petoskey, Michigan 49770
Common	All officers and directors as a	7,023,252	10.65%
	Group (5 persons)

(a) Chairman and CEO

(b) President and COO

ITEM 13:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At June 30, 2009, there was no compensation owed Mr. Paulsen.

At June 30, 2009, there was no compensation owed Mr. Cooper.

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

For the fiscal years ended June 30, 2009 and 2008, audit fees for services rendered for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC, were as follows:

2009	$104,661
2008	$55,123

All of the audit fees were to the Company’s previous auditors, Raich Ende Malter & Co. LLP, except for the audit fee for the year ended June 30, 2009 of $40,000.

AUDIT RELATED FEES

None.

TAX FEES

The auditors have billed no fees for tax services.

OTHER FEES

None.

PART IV

ITEM 15:

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial statements - See index to on page F-1.

(b)

Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit

Description

31.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 13, 2009.

ROTATE BLACK, INC.

By:	/s/ John Paulsen
John Paulsen, Chairman,
CEO and CFO (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

October 13, 2009	Chairman, CEO and CFO	/s/ John Paulsen
	(Principal Executive Officer and Principal Financial Officer)	John Paulsen

October 13, 2009	President, COO and Director	/s/ Dual Cooper
Dual Cooper

October 13, 2009	Director	/s/ Dr. William N. Thompson
Dr. William N. Thompson

October 13, 2009	Director	/s/ Dennis Piotrowski
Dennis Piotrowski

October 13, 2009	Director	/s/ William J. (Jeff) Marshall
William J. (Jeff) Marshall

Rotate Black, Inc. and Subsidiary

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of June 30, 2009 and 2008

F-3

Consolidated Statement of Operations for the years ended
June 30, 2009 and 2008 and for the period August 2, 2006
(inception) through June 30, 2009

F-4

Consolidated Statement of Stockholders’ Deficit for the years ended June 30, 2009 and 2008 and for the period August 2, 2006
(inception) through June 30, 2009

F-5

Consolidated Statement of Cash Flows for the years ended
June 30, 2009 and 2008 and for the period August 2, 2006
(inception) through June 30, 2009

F-6

Notes to Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rotate Black, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Rotate Black, Inc. and Subsidiary as of June 30, 2009 and 2008 and the related statements of income, stockholders’ equity and cash flows for the years ended June 30, 2009 and 2008 and the period from inception to June 30, 2009. Rotate Black Inc. and Subsidiary are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Rotate Black, Inc. and Subsidiary, as of June 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 and the period from inception to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, resulting in an accumulated deficit of $1,789,498. This issue raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Most & Company, LLP

Most & Company, LLP

New York, New York

October 9, 2009

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	June 30, 2009	June 30, 2008

ASSETS

Current Assets
Cash	$15,453	$—
Prepaid expenses	88,902	—

Total current assets	104,355	—

Unbilled development advances	2,069,499
Fixed assets - net	49,179	—
Contract rights	374,265	—
Intangible assets	6,323,884	—
Investment in joint venture	139,781	—
Land purchase deposit	7,049,142
Security deposit	3,600	—
Deferred acquisition costs	—	89,105

TOTAL ASSETS	$16,113,705	$89,105

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,761,367	$4,334
Note payable	268,000	—
Note payable - truck - current portion	5,213
Due to stockholder	—	90,959

Total current liabilities	2,034,580	95,293

Note payable - truck	12,628	—
Loan payable - stockholder	1,675,932	—
Deferred revenues	47,078	—
Shares to be issued	3,995,467	—

TOTAL LIABILITIES	7,765,685	95,293

MINORITY INTEREST	1,130,114	—

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.01 par value, 100,000,000 shares authorized; 67,321,858 and 100 shares issued and outstanding as of June 30, 2009 and June 30, 2008, respectively	673,219	1
Additional paid-in capital	8,334,185	99
Less: stock subscription receivable	—	(100)
Accumulated deficit	(1,789,498)	(6,188)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	7,217,906	(6,188)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$16,113,705	$89,105

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30,		August 2, 2006 (Inception) Through
	2009	2008	June 30, 2009
Operating expenses
Salary expense	$112,238	$—	$112,238
Stock based compensation	766,570	—	766,570
General and administrative expenses	699,899	2,755	706,087
Write-off deferred expenses	233,960	—	233,960
Interest expense	39,544	—	39,544

Total expenses	1,852,211	2,755	1,859,399

Loss from operations	(1,852,211)	(2,755)	(1,859,399)

Minority interest	68,901		(68,901)

Net loss	$(1,783,310)	$(2,755)	$(1,927,300)

Basic and diluted net loss per common share	$(0.04)	$(27.55)

Basic and diluted average common shares outstanding,	50,483,301	100

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Stock
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

August 2, 2006 - Stock subscription receivable	100	$1	$99	$(100)	$—	$—

Net loss - June 30, 2007	—	—	—	—	(3,433)	(3,433)

Balance - June 30, 2007	100	1	99	(100)	(3,433)	(3,433)

Net loss - June 30, 2008	—	—	—	—	(2,755)	(2,755)

Balance - June 30, 2008	100	1	99	(100)	(6,188)	(6,188)

August 15, 2008 - Common stock issued in connection with the acquisition of BevSystems	1,000,000	10,000	47,009	—	—	57,009

August 15, 2008 - Common stock issued in payment of due to stockholder	8,999,900	89,999	422,980	100	—	513,079

August 21, 2008 - Common stock issued in connection with employment agreements	8,300,000	83,000	390,100	—	—	473,100

August 27, 2008 - Common stock issued in connection with services rendered	4,610,000	46,100	216,670	—	—	262,770

October 3, 2008 - Purchase of Rotate Black Gaming, Inc.	26,560,000	265,600	3,331,444	—	—	3,597,044

October 7, 2008 - Purchase of Dayton assets	5,480,900	54,809	164,345	—	—	219,154

October 7, 2008 - Purchase of interest in joint venture	8,400,000	84,000	52,121	—	—	136,121

November 16, 2008 - Common stock issued in connection with consulting agreement	100,000	1,000	4,700	—	—	5,700

November and December, 2008 - Common stock sold for cash	114,000	1,140	55,860	—	—	57,000

December 23, 2008 - Common stock issued in payment of due to stockholder	48,283	483	2,269	—	—	2,752

January, February and March, 2009 - Common stock sold for cash	285,000	2,850	282,150	—	—	285,000

January 2, 2009 - Common stock issued in connection with consulting agreement	50,000	500	24,500	—	—	25,000

May 11, 2009 - Common stock issued in connection with land purchase	3,153,675	31,537	3,122,138	—	—	3,153,675

April, May and June, 2009 - Common stock sold for cash	220,000	2,200	217,800	—	—	220,000

Net loss	—	—	—	—	(1,783,310)	(1,783,310)

Balance at June 30, 2009	67,321,858	$673,219	$8,334,185	$—	$(1,789,498)	$7,217,906

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

			August 2, 2006 (Inception) Through June 30, 2009
	Year Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,783,310)	$(2,755)	$(1,789,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	766,570	—	766,570
Write-off of deferred expenses	233,960	—	233,960
Depreciation and amortization	16,496	—	16,496
Minority interest	(68,901)	—	(68,901)
Changes in assets and liabilities:
Prepaid expenses	15,090	—	15,090
Unbilled developer receivable	(657,988)	—	(657,988)
Accounts payable and accrued expenses	527,463	(13,174)	531,797
Deferred revenue	13,261	—	13,261

Net cash used in operating activities	(937,359)	(15,929)	(939,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in BevSystems and increase in deferred acquisition costs (net of the issuance of common stock of $57,009	(228,151)	(1,201)	(317,256)
Purchases of fixed assets (net of note payable of $20,800)	(44,875)	—	(44,875)
Security deposit	(3,600)	—	(3,600)
Investment in joint venture	(3,660)	—	(3,660)
Increase in deferred expenses	(14,806)	—	(14,806)

Net cash used in investing activities	(295,092)	(1,201)	(384,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable - stockholder	688,863	17,130	779,822
Proceeds from sales of common stock	562,000	—	562,000
Payments of note payable - truck	(2,959)	—	(2,959)

Net cash provided by investing activities	1,247,904	17,130	1,338,863

Net increase (decrease) in cash	15,453	—	15,453

Cash, beginning of period	—	—	—

Cash, end of period	$15,453	$—	$15,453

Noncash Transaction
Acquisition of Gaming, Dayton and India as disclosed in Note 1	$3,952,319

Deposit on land (net of shares issued and to be issued)	$7,049,142

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

Acquisitions

In October 2008, the Company acquired: (1) 75% of the outstanding common stock of Rotate Black-Gaming, Inc., (Gaming), (2) all of the assets of a casino development in Dayton, Nevada (Dayton) and (3) a 50% joint venture interest in Rotate Black India Pvt Ltd. (India) in exchange for 26,560,000, 5,480,900 and 8,400,000 shares of common stock of the Company, respectively, from RBL. The acquisitions have been recorded on the purchase method of accounting at the carrying amounts on RBL of the assets and liabilities acquired as of the date of acquisition as RBL is under common control with the Company.

Gaming

The purchase price of Gaming of $3,597,044 has been allocated as follows:

Development advances	$1,411,511
Other current assets	3,992
Land	556,000
Contract rights	5,767,884
Accounts payable and accrued expenses	(1,229,570)
Loan payable - stockholder	(1,411,941)
Note payable	(268,000)
Deferred revenue	(33,817)
4,796,059
Less: Minority interest	(1,199,015)
$3,597,044

Gaming is under contract to develop and manage a world-class destination casino resort in Sullivan County, New York. Gaming has acquired the property and completed all design layouts.

Dayton

The purchase price of Dayton of $219,154 has been allocated to deferred expenses and included the predevelopment expenses as of the date acquired.

As of June 30, 2009, the Dayton casino development project is on hold and the Company has written-off the deferred expenses of $233,960.

India

The purchase price of India of $136,121 has been allocated to investment in joint venture and includes all the investment of RBL as of the date acquired. The Company has identified potential properties for acquisition, but does not anticipate an acquisition until new Indian gaming laws are solidified.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

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

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock

Minority Interest

The Company records adjustments to minority interest for the allocable portion of income or loss that the minority interest holders are entitled based upon their portion of certain of the subsidiaries that they own. Distributions to holders of minority interests are adjusted to the respective minority interest holders’ balance.

The Company suspends allocation of losses to minority interest holders when the minority interest balance for a particular minority interest holder is reduced to zero. Any excess loss above the minority interest holders’ balance is not charged to minority interest as the minority interest holders have no obligation to fund such losses.

Loss per Common Share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each period.

For the years ended June 30, 2009 and 2008, there were no significant potentially dilutive securities.

Income Taxes

Deferred income taxes have been provided for temporary differences between financial statement and income tax reporting under the liability method, using expected tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is provided when realization is not considered more likely than not.

The Company’s policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). The new standard sets forth that the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to all entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of Federal securities laws are also source for authoritative GAAP for SEC registrants. When the statement is effective, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

In April, 2009 the FASB issued Financial Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. The statement amended and clarified SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. This statement will apply to acquisitions completed after July 1, 2009.

In April 2009, the FASB issued Staff Position No. 107-1 and APB No.28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company does not believe that adoption of FSP 107-1 and APB 28-1 will have a material impact on the consolidated financial statements.

In April, 2008, the FASB issued Statement of Financial Accounting Standards Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, “Goodwill and Other Intangible Assets”. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 31, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The adoption of FSP 142-3 is not expected to have a material impact on the consolidated financial statements.

In December, 2007 the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. This statement will apply to acquisitions completed after July 1, 2009. The Company is currently assessing the effects of adoption of SFAS 141 ( R ) which will be reflected in the financial statements on July 1, 2009.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $1,789,498 and negative working capital of $1,930,225 as of June 30, 2009 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

4. PROPERTY AND EQUIPMENT

As of June 30, 2009, property and equipment consisted of the following:

Truck	$39,761
Furniture and fixtures	8,490
Office equipment	17,424
65,675
Less accumulated depreciation	(16,496)
$49,179

For the years ended June 30, 2009 and 2008, depreciation expense was $16,496 and none, respectively.

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

The existing License and Trademark Bottling Agreement has been cancelled and the Company is currently arranging another similar license and bottling arrangements.

As of the June 30, 2009, management has determined no impairment of the intangible assets has occurred.

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

Under the terms of the Development Agreement, the Company is responsible for arranging a limited recourse loan or other arrangements to finance the Facility in an aggregate principal amount of up to $350,000,000. The proceeds of the loan are to be used exclusively for the development, design, construction, furnishing and equipping of the Facility, for start-up and working capital and reimbursing the Company for development advances. Development advances are the funds advanced by the Company for necessary costs in advance of the facility loan which include expenses for legal, engineering and architectural fees. A development fee of 2.5% of total development costs will be paid to the Company for services rendered pursuant to the Development Agreement and are in addition to the amounts advanced to cover the development costs.

As of June 30, 2009, unbilled Development Advances were $2,069,499, including $139,309 of interest and $47,078 of developer fees, which have been deferred. The Development Advances will be billed upon the closing of the financing.

In October, 2007, as amended, Gaming acquired land in exchange for $556,000, payable $288,000 in cash and the issuance of a note in the amount of $268,000, payable on August 15, 2009, as extended, with interest payable at 18%, per annum. As of June 30, 2009, accrued interest payable on the loan of $70,116 was included in accounts payable and accrued expenses. The Company has not made the payment and has arranged to payoff the loan in monthly payments of $25,000. In August 2009, the Company made a payment of $25,000 against the note.

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

Under the Management Agreement, the Nation will pay the Company a fee based on a percent of gaming revenues, as defined. As manager, the Company will conduct and direct all business and affairs in connection with the operation, management and maintenance of the Facility, including all commercial gaming business, sale of food, beverages, tobacco and gifts, hotels, parking, resorts, amusement or accommodation operations.

Land Purchase

On May 26, 2009, the Company entered into an agreement to acquire additional real property in Sullivan County, New York. The purchase price for the property was 7,049,142 shares of common stock of the Company, $1,750,000 in cash on escrow and $1,750,000 in cash upon closing. On May 11, 2009, the Company issued 3,153,675 shares of common stock and RBL transferred, on behalf of the Company, 3,895,467 shares of the Company’s common stock to the seller, both in escrow, as a deposit under the agreement. The shares were valued at $7,049,142, $1.00, per share. The Company will issue 3,895,467 to RBL. As the agreement is cancellable, the time requirements under the agreement have been delayed until certain matters have been resolved.

7. INVESTMENT IN JOINT VENTURE

Investment in joint venture consists of a 50% interest in India. The financial statements of India are as follows:

As of June 30, 2009, the balance sheet of India was as follows:

Total Assets	NONE
Capital Contribution	$272,242
Deficit	(272,242)
Total assets and liabilities	NONE

For the period October 7, 2008 through June 30, 2009, India was inactive.

8. LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011. Rent is payable in advance, in annual installments. The initial year’s rent is $46,200, increasing as defined. As of June 30, 2009, $9,894 of the initial year’s rent was included in accrued expenses. The Company has an option to extend the lease for an additional three year period.

9 DUE TO STOCKHOLDERS

Due to stockholder was payable on demand, without interest.

10. LOAN PAYABLE – STOCKHOLDER

As of June 30, 2009, loan payable - stockholder primarily consisted of Development Advances incurred by RBL on behalf of the Company and is payable on demand, with interest at 12%, per annum.

11. NOTE PAYABLE -TRUCK

On September 10, 2008, the Company borrowed $20,800 to purchase a truck. The note is payable in 48 equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

As of June 30, 2009, minimum annual payments under the loan are:

2010	$5,213
2011	5,293
2012	5,800
2013	1,535
$17,841

12. COMMON STOCK

On August 2, 2006, the Company issued 100 shares of common stock under a stock subscription receivable for $100 which was paid in August 2008.

On August 2, 2006, the Company authorized 100,000,000, $0.01, par value, shares of common stock.

On August 15, 2008, the Company issued 8,999,900 shares of common stock to RBL in payment of due to stockholder of $513,079.

On August 21, 2008, the Company issued an aggregate of 8,300,000 shares common stock to four officers and an employee of the Company as a one-time incentive in connection with their employment agreements.  The shares were valued at $473,100 ($0.057, per share); the value of the shares issued on August 15, 2008, and were charged to operations.

On August 27, 2008, the Company issued an aggregate of 4,610,000 shares of common stock to three individuals for services. The shares were valued at $262,770 ($0.057, per share); the value of the shares issued August 15, 2008, and were charged to operations.

On November 16, 2008 the Company entered into an agreement with a capital markets consultant in exchange for a finder’s fee equal to 10% of the capital the consultant may raise for the Company, payable 5% in cash and 5% in equity. In addition, in March 2009, the Company issued 100,000 shares of common stock as a commencement bonus, valued at $5,700.

On December 23, 2008, the Company issued 48,283 shares of common stock to RBL in payment of due to stockholder, valued at $2,752.

In November and December 2008, the Company sold an aggregate of 114,000 shares of common stock to investors for an aggregate of $57,000, $0.50, per share.

On January 2, 2009, the Company issued 50,000 shares of common stock for legal services, valued at $25,000, $0.50, per share. The Company is committed to issue an additional 200,000 shares of common stock for future legal services, which have been valued at $100,000, $0.50, per share, and are recorded as prepaid expenses.

In January, February and March 2009, the Company sold an aggregate of 285,000 shares of common stock to investors for $285,000, $1.00, per share.

In April, May and June, 2009, the Company sold an aggregate of 220,000 shares of common stock to investors for $220,000, $1.00, per share.

Reserved Shares

As of June 30, 2009, the Company has reserved the following shares of its common stock:

Legal services	200,000
Purchase opportunities	5,000,000
5,200,000

13. MINORITY INTEREST

The Company records non-controlling interest which reflects the 25% portion of the earnings or losses of Rotate Black Gaming, Inc. allocable to the holders of the minority interest.

As of June 30, 2009, minority interest was as follows:

Minority interest upon acquisition of Gaming	$(1,199,015)
Loss allocable to minority interest	68,901
Minority interest, June 30, 2009	$(1,130,114)

14. INCOME TAXES

The Company anticipates filing income tax returns for the years ended June 30, 2009, 2008 and 2007, with no significant income tax expenses as a result of these filings.

As of June 30, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

As of June 30, 2009, the Company has net operating loss carryforwards of approximately $533,000 to reduce future Federal and state taxable income through 2029.

As of June 30, 2009, realization of the Company’s deferred tax assets of $104,000 were not considered more likely than not and, accordingly, a valuation allowance of $104,000 has been provided.

As of June 30, 2009, components of deferred tax assets were as follows:

	2009	2008
Write-off of deferred expenses	$(91,000)
Other	(12,000)
Net operating loss	207,000	$2,000
	104,000	2,000
Allowance	(104,000)	(2,000)
	—	—

For the years ended June 30, 2009 deferred income tax expense consisted of the following:

	2009	2008
Write-off of deferred expenses	$(91,000)
Other	(12,000)
Net operating loss	206,000	$1,000
	103,000	1,000
Allowance	(103,000)	(1,000)
	—	—

15. ADOPTION OF ACCOUNTING POLICIES

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for; and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated subsequent events through October 9, 2009, which the date the financial statements were issued.

16. COMMITMENTS AND CONTINGENCIES

On December 2, 2008, the Company entered into an agreement with a consultant to provide lobbying and other related services for $15,000, per month, through December 31, 2009.

On March 25, 2009, the Company entered into an agreement for architectural services to construct a temporary casino in Sullivan County, New York, for $25,000, not including reimbursable, payable monthly based upon the percentage of work completed.

On April 23, 2009, the Company entered into an agreement with a consultant to provide public relations, advertising and marketing services for $5,000, per month, through April 30, 2010.

From April 9, 2009, the Company has agreed to pay a consultant for legislative and regulatory representation of $10,000, per month, through April 9, 2010.

17. SUBSEQUENT EVENTS

In July and August 2009, the Company sold an aggregate of 300,000 shares of common stock to investors for $300,000, $1.00, per share.

On August 15, 2009, the Company entered into an agreement to acquire the purchase opportunities of certain casino properties in exchange for 5,000,000 shares of common stock of the Company, issuable 2,500,000 upon an agreement to acquire a first purchase opportunity and the balance of 2,500,000 shares upon an agreement to acquire a second purchase opportunity. The purchase opportunities include. contact information, work product and due diligence to date on these certain casino properties.