Form 10-Q
period 2009-09-30
ROTATE BLACK INC
filed 2009-11-17
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

             (Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

X	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 333-44315

Rotate Black, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-3225181
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

932 Spring Street, Petoskey, Michigan  49770
(Address of principal executive offices)

(231) 347-0777
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes      No  X

The number of shares of common stock outstanding as of November 11, 2009 was 74,287,325.

ROTATE BLACK, INC. AND SUBSIDIARY

TABLE OF CONTENTS

Page Number

Item 1.              Financial Statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$1,253	$15,453
Prepaid expenses	112,442	88,902

Total current assets	113,695	104,355

Unbilled development advances	2,169,759	2,069,499
Fixed assets - net	47,690	49,179
Contract rights	6,323,884	6,323,884
Intangible assets	374,265	374,265
Investment in joint venture	139,781	139,781
Land purchase deposit	7,049,142	7,049,142
Security deposit	3,600	3,600

TOTAL ASSETS	$16,221,816	$16,113,705

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,883,625	$1,761,367
Note payable	243,000	268,000
Note payable - truck - current portion	5,333	5,213

Total current liabilities	2,131,958	2,034,580

Note payable - truck	11,350	12,628
Loan payable - stockholder	1,707,600	1,675,932
Deferred revenues	48,321	47,078
Shares to be issued	3,995,467	3,995,467

TOTAL LIABILITIES	7,894,696	7,765,685

MINORITY INTEREST	1,125,038	1,130,114

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 100,000,000
shares authorized; 67,696,858 and 67,321,858
shares issued and outstanding as of
September 30, 2009 and June 30, 2009,
respectively	676,969	673,219
Additional paid-in capital	8,705,435	8,334,185
Accumulated deficit	(2,180,322)	(1,789,498)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	7,202,082	7,217,906

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$16,221,816	$16,113,705

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

			August 2, 2006
	Three Months Ended		(Inception)
	September 30,		Through
	2009	2008	September 30, 2009
Operating expenses
Salary expense	$ 51,450	$ 82,409	$ 163,688
Stock based compensation	75,000	735,870	841,570
General and administrative expenses	256,875	100,522	962,962
Write-off deferred expenses	-	-	233,960
Interest expense	12,575	-	52,119

Total expenses	395,900	918,801	2,254,299

Loss from operations	(395,900)	(918,801)	(2,254,299)

Minority interest	5,076	-	73,977

Net loss	$ (390,824)	$ (918,801)	$ (2,180,322)

Basic and diluted net loss per common share	$ (0.01)	$ (0.09)

Basic and diluted average
common shares outstanding	67,451,528	10,425,714

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Stock
	Number of		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

August 2, 2006 - Stock subscription receivable	100	$1	$99	$(100)	$-	$-

Net loss - June 30, 2007	-	-	-	-	(3,433)	(3,433)

Balance - June 30, 2007	100	1	99	(100)	(3,433)	(3,433)

Net loss - June 30, 2008	-	-	-	-	(2,755)	(2,755)

Balance - June 30, 2008	100	1	99	(100)	(6,188)	(6,188)

August 15, 2008 - Common stock issued in
connection with the acquisition of BevSystems	1,000,000	10,000	47,009	-	-	57,009

August 15, 2008 - Common stock issued in
payment of due to stockholder	8,999,900	89,999	422,980	100	-	513,079

August 21, 2008 - Common stock issued in
connection with employment agreements	8,300,000	83,000	390,100	-	-	473,100

August 27, 2008 - Common stock issued in
connection with services rendered	4,610,000	46,100	216,670	-	-	262,770

October 3, 2008 - Purchase of Rotate Black
Gaming, Inc.	26,560,000	265,600	3,331,444	-	-	3,597,044

October 7, 2008 - Purchase of Dayton assets	5,480,900	54,809	164,345	-	-	219,154

October 7, 2008 - Purchase of interest in joint
venture	8,400,000	84,000	52,121	-	-	136,121

November 16, 2008 - Common stock issued in
connection with consulting agreement	100,000	1,000	4,700	-	-	5,700

November and December, 2008 - Common stock
sold for cash	114,000	1,140	55,860	-	-	57,000

December 23, 2008 - Common stock issued in
payment of due to stockholder	48,283	483	2,269	-	-	2,752

January, February and March, 2009 - Common
stock sold for cash	285,000	2,850	282,150	-	-	285,000

January 2, 2009 - Common stock issued in
connection with consulting agreement	50,000	500	24,500	-	-	25,000

May 11, 2009 - Common stock issued in
connection with land purchase	3,153,675	31,537	3,122,138	-	-	3,153,675

April, May and June, 2009 - Common	220,000	2,200	217,800	-	-	220,000
stock sold for cash

Net loss - June 30, 2009	-	-	-	-	(1,783,310)	(1,783,310)

Balance at June 30, 2009	67,321,858	673,219	8,334,185	-	(1,789,498)	7,217,906

September 15, 2009 - Common stock issued in
connection with consulting agreement	75,000	750	74,250	-	-	75,000

July, August and September, 2009 - Common
stock sold for cash	300,000	3,000	297,000	-	-	300,000

Net loss - September 30, 2009	-	-	-	-	(390,824)	(390,824)

Balance at September 30, 2009 (Unaudited)	67,696,858	$676,969	$8,705,435	$-	$(2,180,322)	$7,202,082

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			August 2, 2006
	Three Months Ended		(Inception)
	September 30,		Through
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (390,824)	$ (918,801)	$ (2,180,322)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	75,000	735,870	841,570
Write-off of deferred expenses	-	-	233,960
Depreciation and amortization	5,356	1,337	21,852
Minority interest	(5,076)	-	(73,977)
Changes in assets and liabilities:
Prepaid expenses	(23,540)	(42,350)	(8,450)
Unbilled development advances	(100,260)	-	(758,248)
Accounts payable and accrued expenses	122,258	60,121	654,055
Deferred revenues	1,243	-	14,504

Net cash used in operating activities	(315,843)	(163,823)	(1,255,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in BevSystems and increase in
deferred acquisition costs (net of
the issuance of common stock of $57,009	-	(228,151)	(317,256)
Purchases of fixed assets (net of note payable
of $20,800 in 2008)	(3,867)	(43,165)	(48,742)
Security deposit	-	(3,600)	(3,600)
Investment in joint venture	-	-	(3,660)
Increase in deferred expenses	-	-	(14,806)

Net cash used in investing activities	(3,867)	(274,916)	(388,064)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in loan payable - stockholder	31,668	438,739	811,490
Proceeds from sales of common stock	300,000	-	862,000
Decrease in note payable	(25,000)	-	(25,000)
Payments of note payable - truck	(1,158)	-	(4,117)

Net cash provided by investing activities	305,510	438,739	1,644,373

Net increase (decrease) in cash	(14,200)	-	1,253

Cash, beginning of period	15,453	-	-

Cash, end of period	$ 1,253	$ -	$ 1,253

Noncash Transaction
Issuance of common stock in payment of due to stockholder		$ 513,079

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

Acquisitions

In October 2008, the Company acquired: (1) 75% of the outstanding common stock of Rotate Black-Gaming, Inc. (Gaming), (2) all of the assets of a casino development in Dayton, Nevada (Dayton) and (3) a 50% joint venture interest in Rotate Black India Pvt Ltd. (India) in exchange for 26,560,000, 5,480,900 and 8,400,000 shares of common stock of the Company, respectively, from RBL. The acquisitions have been recorded on the purchase method of accounting at the carrying amounts on RBL of the assets and liabilities acquired as of the date of acquisition as RBL is under common control with the Company.

Gaming

The purchase price of Gaming of $3,597,044 has been allocated as follows:

Development advances	$1,411,511
Other current assets	3,992
Land	556,000
Contract rights	5,767,884
Accounts payable and accrued expenses	(1,229,570)
Loan payable – stockholder	(1,411,941)
Note payable	(268,000)
Deferred revenue	(33,817)
4,796,059
Less: Minority interest	(1,199,015)
$3,597,044

    Gaming is under contract to develop and manage a world-class destination casino resort in Sullivan County, New York. Gaming has acquired the property and completed all design layouts.

Dayton

The purchase price of Dayton of $219,154 has been allocated to deferred expenses and included the predevelopment expenses as of the date acquired.

As of September 30, 2009, the Dayton casino development project is on hold and as of June 30, the Company has written-off the deferred expenses of $233,960.

India

The purchase price of India of $136,121 has been allocated to investment in joint venture and includes all the investment of RBL as of the date acquired. The Company has identified potential properties for acquisition, but does not anticipate an acquisition until new Indian gaming laws are solidified.

Rotate Black, Inc. and Subsidiary
Notes to Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Basis of Presentation

 The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations set forth in Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of Rotate Black, Inc. and Subsidiary together with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 2009. Interim results are not necessarily indicative of the results for a full year.

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

The Company records adjustments to minority interest for the allocable portion of income or loss that the minority interest holders are entitled based upon their portion of certain of the subsidiaries that they own.  Distributions to holders of minority interests are adjusted to the respective minority interest holders' balance.

The Company suspends allocation of losses to minority interest holders when the minority interest balance for a particular minority interest holder is reduced to zero.  Any excess loss above the minority interest holders' balance is not charged to minority interest as the minority interest holders have no obligation to fund such losses.

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

Rotate Black, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

    Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after September 30, 2009 through November 16, 2009, the date these financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need disclosure.  No recognizable events were identified. See Note 17 for non-recognizable events identified for disclosure.

    Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.  GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $2,180,322 and negative working capital of $2,018,263 as of September 30, 2009 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

4.  PROPERTY AND EQUIPMENT

As of September 30, 2009, property and equipment consisted of the following:

Truck	$39,761
Furniture and fixtures	8,490
Office equipment	21,291
69,542
Less accumulated depreciation	(21,852)
$47,690

For the three months ended September 30, 2009 and 2008, depreciation expense was $5,356 and $1,337, respectively.

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

As of the September 30, 2009, management has determined no impairment of the intangible assets has occurred.

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

Rotate Black, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

The Company is committed under an agreement between a financial advisor and the Nation through December 31, 2009, under which the advisor will assist in certain financings, etc. Upon closing of any such financings, the Company shall issue warrants to purchase common stock of the Company to the advisor equal to 7% of the Company's fully diluted shares outstanding.

As of September 30, 2009, unbilled Development Advances were $2,169,759, including $188,595 of interest and $48,321 of developer fees, which have been deferred. The Development Advances will be billed upon the closing of the financing.

In October, 2007, as amended, Gaming acquired land in exchange for $556,000, payable $288,000 in cash and the issuance of a note in the amount of $268,000, payable on August 15, 2009, as extended, with interest payable at 18%, per annum. In August 2009, the Company made a payment of $25,000 against the note.

On November 1, 2009, the Company issued 660,000 shares of common stock in full repayment of the note payable of $243,000 and accrued interest thereon of $87,000, $0.50, per share. The number of shares and price per share are subject to adjustment for stock splits, dividends, exchanges and consideration received by stockholders in the event of an acquisition of the Company by another entity, and dependent on the performance of the stock prices, as defined. In addition, for one year and under certain conditions, the Company is could be liable for certain market loss on these shares, as defined.

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

In October 2009, the Company issued 3,895,467 shares of common stock to RBL.

As the agreement is cancellable, the time requirements under the agreement have been delayed until certain matters have been resolved.

7.       CASINO PROPERTIES

On August 15, 2009, the Company entered into an agreement to acquire the purchase opportunities (Purchase Opportunities) of certain casino properties in exchange for 5,000,000 shares of common stock of the Company, issuable 2,500,000 upon transfer of the first purchase opportunity and the balance of 2,500,000 shares to be held in escrow until agreements to manage casino property are completed.  The Purchase Opportunities include contact information, work product and due diligence to date on these certain casino properties.

Rotate Black, Inc. and Subsidiary
Notes to Consolidated Financial Statements

8.  INVESTMENT IN JOINT VENTURE

Investment in joint venture consists of a 50% interest in India.  The financial statements of India are as follows:

    As of September 30, 2009, the balance sheet of India was as follows:

Total Assets	NONE

Capital Contribution	$272,242
Deficit	(272,242)

Total assets and liabilities	NONE

    For the period October 7, 2008 through September 30, 2009, India was inactive.

9.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  Rent is payable in advance, in annual installments. The initial year’s rent is $46,200, increasing as defined. As of September 30, 2009, $46,200 of the second year’s rent was included in accrued expenses. The Company has an option to extend the lease for an additional three year period.

10.  LOAN PAYABLE – STOCKHOLDER

As of September 30, 2009, loan payable - stockholder primarily consisted of Development Advances incurred by RBL on behalf of the Company and is payable on demand, with interest at 12%, per annum.

11.  NOTE PAYABLE -TRUCK

On September 10, 2008, the Company originally borrowed $20,800 to purchase a truck. The note is payable in equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

As of September 30, 2009, minimum annual payments under the loan are:

2010	$5,333

2011	5,415

2012	5,935

$16,683

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

On August 27, 2008, the Company issued an aggregate of 4,610,000 shares of common stock to three individuals for services. The shares were valued at $262,770 ($0.057, per share), the value of the shares issued August 15, 2008, and were charged to operations.

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

Rotate Black, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

On September 15, 2009, the Company issued 75,000 shares of common stock for services rendered, valued at $75,000.

In July, August and September, 2009, the Company sold an aggregate of 300,000 shares of common stock to investors for $300,000, $1.00, per share.

13.  MINORITY INTEREST

    The Company records non-controlling interest which reflects the 25% portion of the earnings or losses of Rotate Black Gaming, Inc. allocable to the holders of the minority interest.

    As of September 30, 2009, minority interest was as follows:

Minority interest upon acquisition of Gaming	$(1,199,015)
Loss allocable to minority interest	73,977
Minority interest, September 30, 2009	$(1,125,038)

14.  INCOME TAXES

As of September 30, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

15.  ADOPTION OF ACCOUNTING POLICIES

During the quarter ended September 30, 2009, the Company adopted the following accounting pronouncements without a material impact on the financial statements.

    In September 2009, the Financial Accounting Standards Board (FASB) issued ASU No. 2009-08, "Earnings Per Share - Amendments to Section 260-10-S99".  This Codification Update represents technical corrections to Topic 260-10-S99, "Earnings Per Share", based on EITF Topic D-53, "Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock" and EITF Topic D-42, "The Effect of the Calculation of Earnings Per Share For the Redemption or Induced Conversion of Preferred Stock". The Codification Update provides guidance regarding the definition of redemptions and conversions of equity-classified preferred stock instruments in relation to the calculation of earnings per share.

    In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value".  This ASU amends the "Fair Value Measurements and Disclosures" Topic of the Codification to provide further guidance on how to measure the fair value of a liability.  AUS No. 2009-05 is effective for the first reporting period beginning after issuance.

    In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  FAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.

    In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption.

    Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141”), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies.  SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

    Financial Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, amended and clarified SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

Rotate Black, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

    FASB No. 160. “Non-controlling Interest in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”), establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests).  SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  SFAS 160 also requires reporting any non-controlling interests as a separate component of stockholders’ equity and presenting any net income allocable to non-controlling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income.

16. COMMITMENTS AND CONTINGENCIES

On December 2, 2008, the Company entered into an agreement with a consultant to provide lobbying and other related services for $15,000, per month, through December 31, 2009.

On March 25, 2009, the Company entered into an agreement for architectural services to construct a temporary casino in Sullivan County, New York, for $25,000, not including reimbursable expenses, payable monthly based upon the percentage of work completed.

On April 23, 2009, the Company entered into an agreement with a consultant to provide public relations, advertising and marketing services for $5,000, per month, through April 30, 2010.

From April 9, 2009, the Company has agreed to pay a consultant for legislative and regulatory representation of $10,000, per month, through April 9, 2010.

17.  SUBSEQUENT EVENTS

In connection with the Purchase Opportunities, on October 26, 2009, the Company entered into an agreement with a placement agent (Agent) for a proposed offering by the Company of up to $12,500,000 of debt obligations or other financings, on a best-efforts basis. The Company will pay fees to the Agent, as follows:

-	nonrefundable retainer of $25,000, payable $10,000 upon execution and $15,000 upon completion of a term sheet, reimbursable against expenses due to Agent;

-	6% of the maximum amount of any debt securities, including the face value of any committed line of credit, payable at closing;

-
 a warrant to purchase common shares of the Company equal to 3% of the number of shares issued of any maximum credit available in any debt obligations or other financings, divided by the closing price of the Company's stock price on the day of closing, as defined.  The warrant will be exercisable at the minimum exercise price of any warrants received by investors in the financing or, in the absence of any warrant issuance, the closing price for the common stock of the Company on the day of the closing for five years.

On November 9, 2009, the Company issued 1,500,000 shares of common stock to RBL as repayment of loan payable – stockholder of $1,500,000, $1.00, per share.

On November 9, 2009, the Company issued 350,000 shares of common stock in accordance with the anti-dilution rights clause of the land purchase agreement.

In November, 2009, the Company issued 100,000 shares of common stock for professional services valued at $100,000, $1.00, per share.

In November 2009, the Company sold 85,000 shares of common stock to an investor for $85,000, $1.00, per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with, and is qualified in its entirety by, the Unaudited Financial Statements and the Notes thereto included in this report. This discussion contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "expect” and similar expressions as they relate to our management or us are intended to identify such forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Historical operating results are not necessarily indicative of the trends in operating results for any future period.

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

On October 7, 2008, the Company entered into certain agreements with Rotate Black, LLC (“RBL”) a Michigan Limited Liability Company for the acquisition of three of its business units, “Gaming” “Dayton” and “India” (as each is defined in the preceding notes to the financial statements). Under the terms of the agreements, we acquired land, receivables and contract rights for an aggregate of 40,440,900 shares of its common stock.

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
Phase 1 – An interim sprung-structure facility housing a casino with 2,000 slots and 45 table games plus limited food & beverage facilities is planned for completion in 2010.

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

Results of Operations

As of September 30, 2009, we have had no revenues. Revenues, consisting of development fees, will commence upon the closing of the financing. As of September 31, 2009, we have unbilled development advances of $2,169,759

Operations for the three months ended September 30, 2009 and 2008 are not comparable because, during 2008, the Company was not operational inasmuch as management was pursuing contracts and approvals but not expending capital or incurring expenses while awaiting contracts and approvals.

Cash flows from financing activities for the three months ended September 30, 2009, included $300,000 from proceeds from sales of common stock and $31,668 from an increase in loan payable – stockholder (RBL) as compared to $438,739 from an increase in loan payable – stockholder (RBL) in 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had negative working capital of $2,108,263 compared to negative working capital of $95,293, an accumulated deficit of $2,180,322 and further losses are anticipated.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by sales of common stock. Until then the funding will be provided by loans from officers, directors, major stockholders and others until such time that operations will generate sufficient funds.

These factors raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event we cannot continue.

Upon the funding of the Facilities financing with CRT Capital, the deferred development cost will be invoiced and we will recognized our deferred revenue.

On October 26, 2009, we entered into an agreement with CapStone Investments to act as placement agent (Agent) for a proposed offering by the Company of up to $12,500,000 of debt obligations or other financings, on a best-efforts basis. We will pay fees to the Agent, as follows:

-	nonrefundable retainer of $25,000, payable $10,000 upon execution and $15,000 upon completion of a term sheet, reimbursable against expenses due to Agent;

-	6% of the maximum amount of any debt securities, including the face value of any committed line of credit, payable at closing;

-
 a warrant to purchase shares of our common stock equal to 3% of the number of shares issued of any equity financing and maximum credit available in any debt obligations or other financings, divided by the closing price of the our common stock price on the day of closing, as defined.  The warrant will be exercisable at the minimum exercise price of any warrants received by investors in the financing or, in the absence of any warrant issuance, the closing price of our common stock on the day of the closing for five years.

We plan to utilize the proceeds of the CapStone financing to fund the assets and operations under the Purchase Opportunities.

Contractual Obligations

Not applicable as we are a smaller reporting company.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2009. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable as we are a smaller reporting company.

Item 4(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2009, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have identified certain matters that constitute deficiency (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The deficiencies that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. We are working to remedy our deficiency.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

         None.

Item 1A.  Risk Factors

         Not applicable as we are a smaller reporting company.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      On September 15, 2009, we issued 75,000 shares of common stock to Hold Fast Advisory, LLP for services rendered, valued at $75,000.
          In July, August and September, 2009, we sold an aggregate of 300,000 shares of common stock, $0.01 par value, to investors for $300,000, $1.00, per share.

Item 3.      Defaults Upon Senior Securities

          None.

Item 4.     Submission of Matters to a Vote of Security Holders

         None.

Item 5.     Other Information

         None.

Item 6.                      Exhibits

Exhibit No.:                                                                Exhibit

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTATE BLACK, INC. (Registrant)

November 16, 2009	By:	/s/ John Paulsen
John Paulsen
Chief Executive Officer (Authorized Officer, Principal Executive Officer and Principal Financial Officer)