Form 10-Q
period 2009-12-31
ROTATE BLACK INC
filed 2010-02-16
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from to

Commission File Number 333-44315

Rotate Black, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-3225181
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

932 Spring Street, Petoskey, Michigan  49770
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock outstanding as of February 15, 2010 was 76,747,325.

ROTATE BLACK, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION

PART I,  ITEM 1. FINANCIAL STATEMENTS
ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS

Current Assets
Cash	$46,292	$15,453
Prepaid expenses	34,320	88,902

Total current assets	80,612	104,355

Unbilled development advances	2,217,912	2,069,499
Fixed assets - net	42,178	49,179
Contract rights	6,323,884	6,323,884
Intangible assets	374,265	374,265
Investment in joint venture	-	139,781
Land purchase deposit	7,399,142	7,049,142
Deferred development cost	22,748	-
Deferred financing fee	10,000	-
Security deposit	3,600	3,600

TOTAL ASSETS	$16,474,341	16,113,705

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,830,141	$1,761,367
Note payable	-	268,000
Note payable - truck - current portion	5,056	5,213

Total current liabilities	1,835,197	2,034,580

Note payable - truck	10,042	12,628
Loan payable - stockholder	49,227	1,675,932
Deferred revenues	49,071	47,078
Shares to be issued	-	3,995,467

TOTAL LIABILITIES	1,943,537	7,765,685

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000
shares authorized; 76,747,325 and 67,321,858
shares issued and outstanding as of
December 31, 2009 and June 30, 2009,
respectively	767,473	673,219
Additional paid-in capital	16,105,368	8,334,185
Subscription receivable	(874,039)	-
Accumulated deficit	(2,589,450)	(1,789,498)
TOTAL ROTATE BLACK, INC.
STOCKHOLDERS' EQUITY	13,409,352	7,217,906

NONCONTROLLING INTEREST	1,121,452	1,130,114

TOTAL STOCKHOLDERS' EQUITY	14,530,804	8,348,020

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$16,474,341	$16,113,705

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

					August 2, 2006
	Three Months Ended		Six Months Ended		(Inception)
	December 31,		December 31,		Through
	2009	2008	2009	2008	December 31, 2009
Operating expenses
Salary expense	$85,097	$37,116	$136,547	$119,526	$248,785
Stock based compensation	100,000	5,700	175,000	741,570	941,570
General and administrative expenses	131,146	120,788	388,021	221,309	1,094,108
Write-off investment in joint venture	139,782	-	139,782	-	139,782
Write-off deferred expenses	-	-	-	-	233,960
Forgiveness of accounts payable and accrued expenses	(49,145)		(49,145)		(49,145)
Interest expense	5,834	12,873	18,409	12,873	57,953

Total expenses	412,714	176,477	808,614	1,095,278	2,667,013

Loss from operations	(412,714)	(176,477)	(808,614)	(1,095,278)	(2,667,013)

Less: Net loss attributable to noncontrolling interest	3,586	13,938	8,662	13,938	77,563

Net loss attributable to Rotate Black, Inc.	$(409,128)	$(162,539)	$(799,952)	$(1,081,340)	$(2,589,450)

Basic and diluted net loss per common share
attributed to Rotate Black, Inc.	$(0.01)	*	$(0.01)	$(0.03)

Basic and diluted average
common shares outstanding	73,478,039	59,123,384	67,574,863	36,340,754

* Less than $0.01, per share

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Stock
	Number of		Paid-in	Subscription	Accumulated		Noncontrolling
	Shares	Amount	Capital	Receivable	Deficit	Total	Interest

August 2, 2006 - Stock subscription receivable	100	$1	$99	$(100)	$-	$-	-

Net loss - June 30, 2007	-	-	-	-	(3,433)	(3,433)	-

Balance - June 30, 2007	100	1	99	(100)	(3,433)	(3,433)	-

Net loss - June 30, 2008	-	-	-	-	(2,755)	(2,755)	-

Balance - June 30, 2008	100	1	99	(100)	(6,188)	(6,188)	-

August 15, 2008 - Common stock issued in
connection with the acquisition of BevSystems	1,000,000	10,000	47,009	-	-	57,009	-

August 15, 2008 - Common stock issued in
payment of due to stockholder	8,999,900	89,999	422,980	100	-	513,079	-

August 21, 2008 - Common stock issued in
connection with employment agreements	8,300,000	83,000	390,100	-	-	473,100	-

August 27, 2008 - Common stock issued in
connection with services rendered	4,610,000	46,100	216,670	-	-	262,770	-

October 3, 2008 - Purchase of Rotate Black
Gaming, Inc.	26,560,000	265,600	3,331,444	-	-	3,597,044	1,199,015

October 7, 2008 - Purchase of Dayton assets	5,480,900	54,809	164,345	-	-	219,154	-

October 7, 2008 - Purchase of interest in joint
venture	8,400,000	84,000	52,121	-	-	136,121	-

November 16, 2008 - Common stock issued in
connection with consulting agreement	100,000	1,000	4,700	-	-	5,700	-

November and December, 2008 - Common stock
sold for cash	114,000	1,140	55,860	-	-	57,000	-

December 23, 2008 - Common stock issued in
payment of due to stockholder	48,283	483	2,269	-	-	2,752	-

January, February and March, 2009 - Common
stock sold for cash	285,000	2,850	282,150	-	-	285,000	-

January 2, 2009 - Common stock issued in
connection with consulting agreement	50,000	500	24,500	-	-	25,000	-

May 11, 2009 - Common stock issued in
connection with land purchase	3,153,675	31,537	3,122,138	-	-	3,153,675	-

April, May and June, 2009 - Common	220,000	2,200	217,800	-	-	220,000	-
stock sold for cash

Net loss - June 30, 2009	-	-	-	-	(1,783,310)	(1,783,310)	$(68,901)

Balance at June 30, 2009	67,321,858	673,219	8,334,185	-	(1,789,498)	7,217,906	1,130,114

September 15, 2009 - Common stock issued in
connection with consulting agreement	75,000	750	74,250	-	-	75,000	-

July, August and September, 2009 - Common
stock sold for cash	300,000	3,000	297,000	-	-	300,000	-

October 21, 2009 - Common stock issued for
Shawanga land contract	3,895,467	38,954	3,856,513	-	-	3,895,467	-

November 9, 2009 - Common stock issued for
Shawanga land purchase anti-dilution rights	350,000	3,500	346,500	-	-	350,000	-

November 9, 2009 - Common stock issued in
connection for services	100,000	1,000	99,000	-	-	100,000	-

November 9, 2009 - Common stock issued for
settlement of note payable	660,000	6,600	323,400	-	-	330,000	-

November 9, 2009 - Common stock issued for
payment on due to stockholder	1,500,000	15,000	1,485,000	-	-	1,500,000	-

November 10, 2009 - Stock subscription receivable	-	-	-	(1,000,000)	-	(1,000,000)	-

October, November and December, 2009 - Common
stock sold for cash	2,545,000	25,450	1,289,520	-	-	1,314,970	-

December, 2009 - Collections of stock
subscriptions	-	-	-	125,961	-	125,961	-

Net loss - December 31, 2009	-	-	-	-	(799,952)	(799,952)	(8,662)

Balance at December 31, 2009 (Unaudited)	76,747,325	$767,473	$16,105,368	$(874,039)	$(2,589,450)	$13,409,352	$1,121,452

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			August 2, 2006
	Six Months Ended		(Inception)
	December 31,		Through
	2009	2008	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(799,952)	$(1,081,340)	$(2,589,450)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	175,000	741,570	941,570
Write-off of investment in joint venture	139,782	-	139,782
Write-off of deferred expenses	-	-	233,960
Depreciation and amortization	10,868	6,379	27,364
Loss on settlement of note payable	473	-	473
Forgiveness of accounts payable and accrued expenses	(49,145)		(49,145)
Cancellation of shares to be issued	(32,138)	-	(32,138)
Noncontrolling interest	(8,662)	(13,938)	(77,563)
Changes in assets and liabilities:
Prepaid expenses	(13,280)	(40,799)	1,810
Unbilled development advances	(148,413)	(178,241)	(806,401)
Accounts payable and accrued expenses	204,445	201,479	736,242
Deferred revenues	1,993	3,880	15,254

Net cash used in operating activities	(519,029)	(361,010)	(1,458,242)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in BevSystems and increase in
deferred acquisition costs (net of
the issuance of common stock of $57,009	-	(228,151)	(317,256)
Purchases of fixed assets (net of note payable
of $20,800 in 2008)	(3,867)	(43,098)	(48,742)
Security deposit	-	(3,600)	(3,600)
Investment in joint venture	-	-	(3,660)
Increase in deferred expenses	(32,748)	-	(47,554)

Net cash used in investing activities	(36,615)	(274,849)	(420,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	(126,705)	583,897	653,117
Proceeds from sales of common stock	740,931	57,000	1,302,931
Payment of note payable	(25,000)	-	(25,000)
Payments of note payable - truck	(2,743)	-	(5,702)

Net cash provided by investing activities	586,483	640,897	1,925,346

Net increase (decrease) in cash	30,839	5,038	46,292

Cash, beginning of period	15,453	-	-

Cash, end of period	$46,292	$5,038	$46,292

Noncash Transaction
Issuance of common stock in payment of due to stockholder	$1,500,000	$513,079

Issuance of common stock in payment of note payable	$330,000
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

Gaming

The purchase price of Gaming of $3,597,044 has been allocated as follows:

Development advances	$1,411,511
Other current assets	3,992
Land	556,000
Contract rights (a)	5,767,884
Accounts payable and accrued expenses	(1,229,570)
Loan payable – stockholder	(1,411,941)
Note payable	(268,000)
Deferred revenue	(33,817)
4,796,059
Less: noncontrolling interest	(1,199,015)
$3,597,044

Gaming is under contract to develop and manage a world-class destination casino resort in Sullivan County, New York. Gaming has acquired the property and completed all design layouts.

Dayton

The purchase price of Dayton of $219,154 was allocated to deferred expenses and included the predevelopment expenses as of the date acquired.

As of December 31, 2009, the Dayton casino development project is on hold and, as of June 30, 2009, the Company has written-off the deferred expenses of $233,960.

India

The purchase price of India of $136,121 was allocated to investment in joint venture and includes all the investment of RBL as of the date acquired. The Company had identified potential properties for acquisition, but does not anticipate an acquisition until new Indian gaming laws are solidified in India.

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

Reclassifications

Certain amounts for prior years have been reclassified to conform to 2009 financial statement presentation.

Financial Instruments

The Company considers the carrying amounts of financial instruments, including cash, accounts payable, loan payable, stockholder and accrued expenses to approximate their fair values because of their relatively short maturities.

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

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and will be amortized over their estimated useful lives as determined by management. The Company will evaluate the carrying value of the intangible assets for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful lives of the contract rights and intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may be definitive and the Company will commence amortization over such useful life.

The Company will commence amortization of contract rights upon the effective date of the underlying contract. The intangible assets have an indefinitive life.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others. The Company determines the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the shares issued, whichever is more reliably measureable. If the fair value of the equity instruments issued is used, it is measured using the stock price of recent sales of common stock by the Company (as their shares are thinly traded) as of the earlier of either the date at which a commitment for performance to earn the equity instrument is reached or the date the performance is complete.

All shares of common stock issued for legal and consulting services have been charges to operations and are included in stock based compensation.

Noncontrolling Interest

The Company records adjustments to noncontrolling interest for the allocable portion of income or loss that the noncontrolling interest holders are entitled based upon their portion of certain of the subsidiaries that they own.  Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders' balance.

The Company suspends allocation of losses to noncontrolling interest holders when the noncontrolling interest balance for a particular noncontrolling interest holder is reduced to zero.  Any excess loss above the noncontrolling interest holders' balance is not charged to noncontrolling interest as the noncontrolling interest holders have no obligation to fund such losses.

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

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after December 31, 2009 through February 16, 2010, the date these financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need disclosure.  No recognizable events were identified. See Note 18 for non-recognizable events identified for disclosure.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.  GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $2,589,450 and negative working capital of $1,754, 585 as of December 31, 2009 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

4.  PROPERTY AND EQUIPMENT

As of December 31, 2009, property and equipment consisted of the following:

Truck	$39,761
Furniture and fixtures	8,490
Office equipment	21,291
69,542
Less accumulated depreciation	(27,364)
$42,178

For the six months ended December 31, 2009 and 2008, depreciation expense was $10,868 and $6,379, respectively.

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

The Company is currently evaluating a sublicense and bottling arrangements or sale of the license.

As of the December 31, 2009, management has determined no impairment of the intangible assets has occurred.

6.  CONTRACT RIGHTS

As of December 31, 2009, Contract rights consisted of the various rights acquired under the Development and Management Agreements acquired from RBL, at RBL’s costs and the additional costs of the Company.

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

As of December 31, 2009, unbilled Development Advances were $2,217,912, including $205,998 of interest and $49,071 of developer fees, which have been deferred. The unbilled Development Advances will be billed upon the closing of the financing and the deferred development fees will be recognized.

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

Land Purchase

On May 26, 2009, the Company entered into an agreement to acquire additional real property in Sullivan County, New York. The purchase price for the property was 7,049,142 shares of common stock of the Company, $1,750,000 in cash on escrow and $1,750,000 in cash upon closing. On May 11, 2009, the Company issued 3,153,675 shares of common stock and RBL transferred, on behalf of the Company, 3,895,467 shares of the Company’s common stock to the seller, both being held in escrow, as a deposit under the agreement. The shares were valued at $7,049,142, $1.00, per share.

In October 2009, the Company issued 3,895,467 shares of common stock to RBL.

On November 9, 2009, the Company issued 350,000 shares of common stock in satisfaction of all anti-dilution rights of the land purchase agreement.

As the agreement is cancellable, the time requirements under the agreement have been delayed until certain matters have been resolved.

7.       CASINO PROPERTIES

On August 15, 2009, the Company entered into an agreement to acquire the purchase opportunities (Purchase Opportunities) of certain other casino properties in exchange for 5,000,000 shares of common stock of the Company, issuable 2,500,000 upon transfer of the first purchase opportunity and the balance of 2,500,000 shares to be held in escrow until agreements to manage casino property are completed.  The Purchase Opportunities include contact information, work product and due diligence to date on these certain casino properties.

8.  INVESTMENT IN JOINT VENTURE

Investment in joint venture consisted of a 50% interest in India.  The financial statements of India are as follows:

As of December 31, 2009, the balance sheet of India was as follows:

Total Assets	NONE

Capital Contribution	$272,242
Deficit	(272,242)

Total assets and liabilities	NONE

For the period October 7, 2008 through December 31, 2009, the investment in India was inactive.

As of December 31, 2009, the India casino development project is on hold and, as of December 31, 2009, the Company has determined that the recovery of the carrying value is uncertain and has written-off the investment in the joint venture of $136,121.

9.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  Rent is payable in advance, in annual installments. The initial year’s rent is $46,200, increasing as defined. The Company has an option to extend the lease for an additional three year period.

As of December 31, 2009, $28,508 of the second year’s rent was included in accrued expenses.

10.  LOAN PAYABLE – STOCKHOLDER

As of December 31, 2009, loan payable - stockholder primarily consisted of Development Advances incurred by RBL on behalf of the Company and is payable on demand, with interest at 12%, per annum.

On November 9, 2009, the Company issued 1,500,000 shares of common stock to RBL as repayment of loan payable – stockholder of $1,500,000, $1.00, per share.

11.  NOTE PAYABLE -TRUCK

On September 10, 2008, the Company originally borrowed $20,800 to purchase a truck. The note is payable in equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

As of December 31, 2009, minimum annual payments under the loan are:

2010	$5,056
2011	5,541
2012	4,501
$15,098

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

In November and December 2008, the Company sold an aggregate of 114,000 shares of common stock for an aggregate of $57,000, $0.50, per share.

On January 2, 2009, the Company issued 50,000 shares of common stock for legal services, valued at $25,000, $0.50, per share.

In January, February and March 2009, the Company sold an aggregate of 285,000 shares of common stock for $285,000, $1.00, per share.

In April, May and June, 2009, the Company sold an aggregate of 220,000 shares of common stock for $220,000, $1.00, per share.

On September 15, 2009, the Company issued 75,000 shares of common stock for services rendered, valued at $75,000.

In July, August and September, 2009, the Company sold an aggregate of 300,000 shares of common stock to investors for $300,000, $1.00, per share.

In November 2009, the Company issued 100,000 shares of common stock for professional services valued at $100,000, $1.00, per share.

In November 2009, the Company sold 85,000 shares of common stock for $85,000, $1.00, per share.

In December 2009, the Company sold 460,000 shares of common stock for $229,970, $0.50, per share.

Subscription Receivable

           On November 10, 2009, the Company entered into a subscription agreement (Subscription), to sell 2,000,000 shares of its common stock, at a purchase price of $.50, per share, for an aggregate purchase price of $1,000,000.

As of December 31, 2009 and in January 2010, the Company has collected $125,961 and $73,000, respectively, under the Subscription.

13.  NONCONTROLLING INTEREST

As of December 31, 2009, the noncontrolling interest of Gaming was 25%.

14.  INCOME TAXES

As of December 31, 2009, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

15.  FINANCING ARRANGEMENT

On October 26, 2009, the Company entered into an agreement with a placement agent (Agent) for a proposed offering (Offering) up to $12,500,000 of debt obligations or other financings, on a best-efforts basis.

The Company will pay fees to the Agent, as follows:

-	nonrefundable retainer of $25,000, payable $10,000 upon execution and $15,000 upon completion of a term sheet, credited against expenses due of the Offering;

-	6% of the maximum amount of any debt securities, including the face value of any committed line of credit, payable at closing;

-
 a warrant to purchase common shares of the Company equal to 3% of(10 the number of shares issued in an equity financing  and (2) any maximum credit available in any debt obligation divided by the closing price of the Company's stock price on the day of closing, as defined. The warrant will be exercisable at the minimum exercise price of any warrants received by investors in the financing or, in the absence of any warrant issuance, the closing price for the common stock of the Company on the day of the closing for five years.

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

17.  ADOPTION OF ACCOUNTING POLICIES

During the six months ended December 31, 2009, the Company adopted the following accounting pronouncements without a material impact on the financial statements.

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

In August 2009, the FASB issued ASU No. 2009-05, "Measuring Liabilities at Fair Value".  This ASU amends the "Fair Value Measurements and Disclosures" Topic of the Codification to provide further guidance on how to measure the fair value of a liability.  ASU No. 2009-05 is effective for the first reporting period beginning after issuance.

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

18.  SUBSEQUENT EVENTS

Gaming Vessel

In January 2010, the Company entered into an offer to purchase with a Chapter 11 Trustee a gaming vessel for $3,000,000, payable: (a) $125,000 in cash, (b) a note in the amount of $125,000, as a deposit, and (c) the balance at closing. The closing shall be no later than March 15, 2010, subject to a single extension of no more than 30 days, at the election of the Company upon a payment to the Trustee of an additional cash deposit of $50,000.  The deposit shall be forfeited in the event that the Company defaults, breaches the terms of the offer, or breaches the terms of any sale. In February 2010, the Chapter 11 Trustee approved the sale.

The Note is due March 15, 2010, with interest at 22%, per annum, and is guaranteed by the Company’s chief executive officer.

In, January 2010, a newly formed subsidiary of the Company, organized to acquire the gaming vessel, sold 20% of its initial capitalization for $125,000.

Consulting Agreements

On February 1, 2010, the Company entered into agreements with two consultants for the renovations and operations of the gaming vessel for an aggregate of $100,000, payable $10,000, per month, commencing October 1, 2010 through July 1, 2011.

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

On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations. Rotate Black is a development stage company focused on building its business of developing and managing casino properties worldwide.

Gaming

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

Pursuant to the RBL agreement we acquired a seventy five percent (75%) ownership in RBL’s wholly owned subsidiary Rotate Black Gaming, Inc. (Gaming), a Nevada corporation. In accordance with a December 2009 Executive Order issued by the President of the Seneca Nation of Indians (Nation), Gaming is the Presidential Representative to pursue the development of a Class III world-class casino resort tentatively scheduled to be named “the Seneca Catskills Resort and Casino” consistent with the terms of Development and Management Agreements previously entered into with the Nation.  To date, Gaming has completed the overall plans for the three phased development, acquired property and transferred the property to the Nation. Although there can be no assurance, Gaming intends to discuss and finalize a successful strategy with the Nation for moving the lands to gaming eligible status.

On December 4, 2009, Gaming received a written temporary determination from the Nation’s gaming regulatory body, the Seneca Gaming Authority (SGA). The temporary determinations found our gaming subsidiary and four of our officers unsuitable to be issued a Class III Gaming License by the SGA.

On December 23, 2009, the Nation issued an Executive Order providing that it was "in the Nation's best interests" that Gaming "continue to pursue a Catskills Class III gaming facility on behalf of the Nation" during the SGA appeal process and designated Gaming “a Presidential Representative" to pursue such Catskills project " consistent with terms of the Development and Management Agreements previously entered into with the Nation".  The Executive Order provides Gaming with the Presidential authority to continue to exclusively develop this project pending the SGA’s appeal process. At the successful conclusion of the SGA’s appeals process, we intend to seek any and all formal extensions

On January 19, 2010, each of Gaming and the four officers filed appellant petitions with the SGA to review their initial determinations of suitability.  We believe the appellant petitions provided meritorious factual and legal positions for the SGA to reverse its initial determinations.

On February 10, 2010, the SGA notified Gaming that it had determined that it was not necessary to continue the licensing process for Gaming and its four named officers and that it was prepared to rescind its temporary findings of unsuitability and withdraw such findings without prejudice.  Gaming continues to work with the SGA for a final satisfactory resolution of this matter.

Big Easy Gaming Vessel

On February 2, 2010, Rotate Black, Inc entered into a purchase agreement with the Chapter 11 Trustee of Cruise Holding II, LLC to purchase the gaming vessel “The Big Easy” for $3,000,000. Pursuant to the Purchase Agreement, the Company paid a cash deposit of $125,000 and issued a note in the amount of $125,000, which was personally guaranteed by the Company’s Chief Executive Officer, John Paulsen. The Purchase Agreement provides for a closing no later than March 15, 2010, subject to a single extension of no more than 30 days, at the election of the Company upon a payment to the Trustee of an additional cash deposit of $50,000. The Purchase Agreement also provides that the $250,000 deposit shall be forfeited as liquidated damages in the event that the Company defaults, breaches the terms of the offer, or breaches the terms of any sale order that may be entered by the U.S. Bankruptcy Court for the Southern District of Florida.

On February 8, 2010, the US Bankruptcy Court for the Southern District of Florida approved the Private Sale of the M/V Big Easy free and clear of liens, claims and encumbrances to us. The Court ordered that any party in interest objecting to the sale order may file a motion for reconsideration within ten calendar days, so long as the objecting party enters into a binding Asset Purchase Agreement with the Trustee at a cost higher than $3,525,000 and tenders a cash deposit in the amount of $525,000. Then if the Court agrees to vacate the Company’s sale order, Rotate Black would be entitled to receive a break up fee of $250,000 and a refund of its cash deposit along with the cancellation of the promissory note and personal guaranty.  At the time of this filing no one had objected to the Court’s approved sale order.

Other Gaming Development

As of February 15, 2010, we have commenced the early development of other gaming properties and placed our India and Dayton gaming developments on hold.

Life O2

Management is currently evaluating sublicense and bottling arrangements or a sale of the license.

Results of Operations

Revenue

As of December 31, 2009, we have had no recognizable revenues. Revenues, consisting of development fees, will commence upon the closing of the financing related to the Development Agreement. As of December 31, 2009, we have unbilled development advances of $2,219,223.

Operating Expenses

Operations for the six months ended December 31, 2009 and 2008 are not comparable because, during 2008, the Company was not operational inasmuch as management was pursuing contracts and approvals but not expending capital or incurring expenses while awaiting contracts and approvals.

Our operating expenses consisted of salaries, stock based compensation and various general and administrative expenses. As of December 31, 2009, we wrote-off our investment in joint venture for our India casino development of $136,121. Our management has determined that the fair value was uncertain because the gaming laws in India may not stabilize for two to three years.

Also, during the six months ended December 31, 2010, a vender agreed to forgive $49,145 for payment of the balance due.

Cash Used in Financing Activities

Net cash flows from financing activities for the six months ended December 31, 2009 was $586,483, consisted of proceeds from sales of common stock of $740,931, principally offset in part by a decrease in loan payable – stockholder (RBL) of $126,705

Net cash flows from financing activities for the six months ended December 31, 2008 were $640,897, consisted proceeds from sales of common stock of $57,000 and an increase in loan payable – stockholder (RBL) of $583,897

Liquidity and Capital Resources

As of December 31, 2009, we had negative working capital of $1,754,585 compared to negative working capital of $1,930,225 as of June 30, 2009, an accumulated deficit of $2,589,450 and further losses are anticipated.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by sales of common stock and to a limited extent, provided by loans from RBL, our major stockholder until such time that operations will generate sufficient funds.

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

We plan to utilize the proceeds of the CapStone financing to fund the acquisition of assets and operations of the casino properties under the Purchase Opportunities.

Contractual Obligations

Not applicable as we are a smaller reporting company.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended December 31, 2009. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2009, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Not applicable as we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2009, the Company issued 3,895,467 shares of common stock for the purchase of land of $3,895,467, $1.00, per share.

On November 1, 2009, the Company issued 660,000 shares of common stock in full repayment of the note payable of $243,000 and accrued interest thereon of $87,000, $0.50, per share

On November 9, 2009, the Company issued 1,500,000 shares of common stock to RBL as repayment of loan payable – stockholder of $1,500,000, $1.00, per share.

On November 9, 2009, the Company issued 350,000 shares of common stock in accordance with the anti-dilution rights clause of the land purchase agreement.

In November 2009, the Company issued 100,000 shares of common stock for professional services valued at $100,000, $1.00, per share.

In November 2009, the Company sold 85,000 shares of common stock to an investor for $85,000, $1.00, per share.

In December 2009, the Company sold 460,000 shares of common stock to an investor for $229,970, $0.50, per share.

Subscription Receivable

           On November 23, 2009, the Company entered into a Subscription Agreement with one accredited investor, an individual previously known to the Company and a stockholder, pursuant to which the Company sold 2,000,000 shares of its common stock, at a purchase price of $.50, per share in a private placement for an aggregate purchase price of $1,000,000.  As of December 31, 2009 the Company had collected $125,961 under the terms of the Subscription Agreement.

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

ROTATE BLACK, INC. (Registrant)

February 16, 2010	By:	/s/ John Paulsen
John Paulsen
Chief Executive Officer (Authorized Officer, Principal Executive Officer and Principal Financial Officer)