Form 10-Q
period 2010-03-31
ROTATE BLACK INC
filed 2010-05-17
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes      No  ☒

The number of shares of common stock outstanding as of May 17, 2010 was 82,944,889

ROTATE BLACK, INC. AND SUBSIDIARY

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements                                                                                                                                1

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk                16

ITEM 4T. Controls and Procedures                           16

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                 17

ITEM 1A. Risk Factors                                                                                                                                       17

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds17

ITEM 3. Defaults upon Senior Securities                           17

ITEM 4. Submission of Matters to a Vote of Security Holders                  17

ITEM 5. Other Information                                  18
ITEM 6. Exhibits                                                                                                                                       18

SIGNATURES                                                                                                                                                    18

PART 1. ITEM 1 FINANCIAL STATEMENTS

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
	March 31, 2010 (Unaudited)	June 30, 2010
ASSETS

Current Assets
Cash	$3,022	$15,453
Prepaid expenses	19,770	88,902

Total current assets	22,792	104,355

Unbilled development advances	2,249,680	2,069,499
Fixed assets - net	36,665	49,179
Contract rights	6,323,884	6,323,884
Intangible assets	374,265	374,265
Investment in joint venture	-	139,781
Land purchase deposit	7,920,674	7,049,142
Deferred development cost	397,980	-
Deferred financing fee	10,000	-
Security deposit	3,600	3,600

TOTAL ASSETS	$17,339,540	$16,113,705

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,176,688	$1,761,367
Note payable	125,000	268,000
Note payable - truck - current portion	3,835	5,213

Total current liabilities	2,305,523	2,034,580

Note payable - truck	10,042	12,628
Loan payable - stockholder	462,402	1,675,932
Deferred revenues	49,821	47,078
Shares to be issued		3,995,467

TOTAL LIABILITIES	2,827,788	7,765,685

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000
shares authorized; 78,1015,389 and 67,321,858
shares issued and outstanding as of
March 31, 2010 and June 30, 2009,
respectively	780,154	673,219
Additional paid-in capital	16,726,719	8,334,185
Subscription receivable	(801,039)	-
Accumulated deficit	(3,314,013)	(1,789,498)
TOTAL ROTATE BLACK, INC.
STOCKHOLDERS' EQUITY	13,391,821	7,217,906

NONCONTROLLING INTEREST	1,119,931	1,130,114

TOTAL STOCKHOLDERS' EQUITY	14,511,752	8,348,020

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$17,339,540	$16,113,705

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

					August 2, 2006
	Three Months Ended		Nine Months Ended		(Inception)
	March 31,		March 31,		Through
	2010	2009	2010	2009	March 31, 2010
Operating expenses
Salary expense	$48,399	$108,143	$184,946	$227,669	$297,184
Stock based compensation	112,500	-	287,500	741,570	1,054,070
General and administrative expenses	562,382	147,727	852,113	369,036	1,558,200
Write-off investment in joint venture	-	-	139,782	-	139,782
Write-off deferred expenses	-	-	-	-	233,960
Forgiveness of accounts payable and accrued expenses	-	-	49,145	49,145	49,145
Interest expense	2,803	13,299	21,212	26,172	60,756

Total expenses	726,084	269,169	1,534,698	1,413,592	3,393,097

Net Loss	(726,084)	(269,169)	(1,534,698)	(1,413,592)	(3,393,097)

Less: Net loss attributable to noncontrolling interest	1,521	17,669	10,183	31,607	79,084

Net loss attributable to Rotate Black, Inc.	$(724,563)	$(251,500)	$(1,524,515)	$(1,381,985)	$(3,314,013)

Basic and diluted net loss per common share
attributed to Rotate Black, Inc.	$(0.01)	*	$(0.02)	$(0.03)

Basic and diluted average
common shares outstanding	77,051,647	63,718,757	72,647,315	45,284,304

* Less than $0.01, per share
See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Stock
	Number of		Paid-in	Subscription	Accumulated		Noncontrolling
	Shares	Amount	Capital	Receivable	Deficit	Total	Interest

August 2, 2006 - Stock subscription receivable	100	$1	$99	$(100)	$-	$-	-

Net loss - June 30, 2007	-	-	-	-	(3,433)	(3,433)	-

Balance - June 30, 2007	100	1	99	(100)	(3,433)	(3,433)	-

Net loss - June 30, 2008	-	-	-	-	(2,755)	(2,755)	-

Balance - June 30, 2008	100	1	99	(100)	(6,188)	(6,188)	-

August 15, 2008 - Common stock issued in
connection with the acquisition of BevSystems	1,000,000	10,000	47,009	-	-	57,009	-

August 15, 2008 - Common stock issued in
payment of due to stockholder	8,999,900	89,999	422,980	100	-	513,079	-

August 21, 2008 - Common stock issued in
connection with employment agreements	8,300,000	83,000	390,100	-	-	473,100	-

August 27, 2008 - Common stock issued in
connection with services rendered	4,610,000	46,100	216,670	-	-	262,770	-

October 3, 2008 - Purchase of Rotate Black
Gaming, Inc.	26,560,000	265,600	3,331,444	-	-	3,597,044	1,199,015
See notes to financial statements

October 7, 2008 - Purchase of Dayton assets	5,480,900	54,809	164,345	-	-	219,154	-

October 7, 2008 - Purchase of interest in joint
venture	8,400,000	84,000	52,121	-	-	136,121	-

November 16, 2008 - Common stock issued in
connection with consulting agreement	100,000	1,000	4,700	-	-	5,700	-

November and December, 2008 - Common stock
sold for cash	114,000	1,140	55,860	-	-	57,000	-

December 23, 2008 - Common stock issued in
payment of due to stockholder	48,283	483	2,269	-	-	2,752	-

January, February and March, 2009 - Common
stock sold for cash	285,000	2,850	282,150	-	-	285,000	-

January 2, 2009 - Common stock issued in
connection with consulting agreement	50,000	500	24,500	-	-	25,000	-

May 11, 2009 - Common stock issued in
connection with land purchase	3,153,675	31,537	3,122,138	-	-	3,153,675	-

April, May and June, 2009 - Common	220,000	2,200	217,800	-	-	220,000	-
stock sold for cash

Net loss - June 30, 2009	-	-	-	-	(1,783,310)	(1,783,310)	$(68,901)

Balance at June 30, 2009	67,321,858	673,219	8,334,185	-	(1,789,498)	7,217,906	1,130,114

September 15, 2009 - Common stock issued in
connection with consulting agreement	75,000	750	74,250	-	-	75,000	-

July, August and September, 2009 - Common
stock sold for cash	300,000	3,000	297,000	-	-	300,000	-

October 21, 2009 - Common stock issued for
Shawanga land contract	3,895,467	38,954	3,856,513	-	-	3,895,467	-

November 9, 2009 - Common stock issud for
Shawanga land purchase anti-dilution rights	350,000	3,500	346,500	-	-	350,000	-

November 9, 2009 - Common stock issued in
connection for services	100,000	1,000	99,000	-	-	100,000	-

November 9, 2009 - Common stock issued for
settlement of note payable	660,000	6,600	323,400	-	-	330,000	-

November 9, 2009 - Common stock issued for
payment on due to stockholder	1,500,000	15,000	1,485,000	-	-	1,500,000	-

November 10, 2009 - Stock subscription receivable	-	-	-	(1,000,000)	-	(1,000,000)	-

October, November and December, 2009 - Common
stock sold for cash	2,545,000	25,450	1,289,520	-	-	1,314,970	-

December, 2009 - Collections of stock
subscriptions	-	-	-	125,961	-	125,961	-

January 19, 2010 - Common stock issued for
payment on shareholder loan	125,000	1,250	61,250	-	-	62,500

January, 2010 - Collections of stock				73,000	-	73,000
subscriptions

March 15, 2010 - Common stock issued for
payment on shareholder loan	100,000	1,000	49,000	-	-	50,000

March 16, 2009 - Common stock issud for
Shawanga land purchase anti-dilution rights	1,043,064	10,431	511,101	-	-	521,532

Net loss - March 31, 2010	-	-	-	-	(1,524,515)	(1,524,515)	(10,183)

Balance at March 31, 2010 (Unaudited)	78,015,389	$780,154	$16,726,719	$(801,039)	$(3,314,013)	$13,391,821	$1,119,931
See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			August 2, 2006
	Nine Months Ended		(Inception)
	March 31,		Through
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,524,515)	$(1,332,840)	$(3,314,013)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	287,500	741,570	1,054,070
Write-off of investment in joint venture	139,782	-	373,742
Loss on settlement of note payable	473	-	473
Write-off of deferred expenses	-	-
Depreciation and amortization	16,381	11,421	32,877
Forgiveness of accounts payable and accrued expenses	(49,145)	-	(49,145)
Cancellation of shares to be issued	(32,138)	-	(32,138)
Noncontrolling interest	(10,183)	(31,607)	(79,084)
Changes in assets and liabilities:
Prepaid expenses	1,270	(29,249)	16,360
Unbilled development advances	(180,181)	(485,618)	(838,169)
Accounts payable and accrued expenses	550,992	376,354	1,082,789
Deferred revenues	2,743	10,150	16,004

Net cash used in operating activities	(797,021)	(739,819)	(1,736,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in BevSystems and increase in
deferred acquisition costs (net of
the issuance of common stock of $57,009	(3,867)	(228,151)	(317,256)
Purchases of fixed assets (net of note payable
of $20,800 in 2008)	-	(43,098)	(48,742)
Security deposit	-	(3,600)	(3,600)
Increase in notes payable	125,000	-	125,000
Investment in joint venture	-	-	(3,660)
Increase in deferred expenses	(407,980)	(13,022)	(422,786)

Net cash used in investing activities	(286,847)	(287,871)	(671,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	286,470	749,295	1,066,292
Proceeds from sales of common stock	813,931	342,000	1,375,931
Payment of note payable	(25,000)	-	(25,000)
Payments of note payable - truck	(3,964)	(1,088)	(6,923)

Net cash provided by investing activities	1,071,437	1,090,207	2,410,300

Net increase (decrease) in cash	(12,431)	62,517	3,022

Cash, beginning of period	15,453	-	-

Cash, end of period	$3,022	$62,517	$3,022

Noncash Transaction
Issuance of common stock in payment of due to stockholder	$1,500,000	$513,079

Issuance of common stock in payment of note payable	$330,000

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

As of March 31, 2010, the Dayton casino development project is on hold and, as of June 30, 2009, the Company has written-off the deferred expenses of $233,960.

India

The purchase price of India of $136,121 was allocated to investment in joint venture and includes all the investment of RBL as of the date acquired. The Company had identified potential properties for acquisition, but does not anticipate an acquisition until new Indian gaming laws are solidified in India. (Note 7)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    The Company will commence amortization of contract rights upon the effective date of the underlying contract. The intangible assets have an in definitive life.

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

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after March 31, 2010 through May 17, 2010, the date these financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need disclosure.  No recognizable events were identified. See Note 18 for non-recognizable events identified for disclosure.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.  GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $3,314,013 and negative working capital of $2,282, 731 as of March 31, 2010 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

4.  PROPERTY AND EQUIPMENT

As of March 31, 2010, property and equipment consisted of the following:

Truck	$39,761
Furniture and fixtures	8,490
Office equipment	21,291
69,542
Less accumulated depreciation	(32,877)
$36,685

For the six months ended March 31, 2010 and 2009, depreciation expense was $16,381 and $11,421, respectively.

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

As of the March 31, 2010, management has determined no impairment of the intangible assets has occurred.

6.  CONTRACT RIGHTS

As of March 31, 2010, Contract rights consisted of the various rights acquired under the Development and Management Agreements acquired from RBL, at RBL’s costs and the additional costs of the Company.

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

On March 16, 2010, the Company issued 1,043,064 shares of common stock in satisfaction of all anti-dilution rights of the land purchase agreement, which the Company has valued at $521,532 ($.50, per share).

As the agreement is cancellable, the time requirements under the agreement have been delayed until certain matters have been resolved.

Gaming Vessel

In February 2010, the Company entered into an agreement to purchase with a Chapter 11 Trustee a gaming vessel for $3,000,000, payable: (a) $125,000 in cash, (b) a note in the amount of $125,000, as a deposit, and (c) the balance at closing. The closing shall be no later than March 15, 2010, subject to a single extension of no more than 30 days, at the election of the Company upon a payment to the Trustee of an additional cash deposit of $50,000.  The deposit shall be forfeited in the event that the Company defaults, breaches the terms of the offer, or breaches the terms of any sale. In February 2010, the Chapter 11 Trustee approved the sale.

The Note was March 15, 2010, with interest at 22%, per annum, and is guaranteed by the Company’s chief executive officer.

In, January 2010, a newly formed subsidiary of the Company, organized to acquire the gaming vessel, sold 20% of its initial capitalization for $250,000.

In April 2010, the Company entered into an agreement with the Trustee to extend the closing date to on or before June 1, 2010 for an additional cash payment of $275,000.  In consideration of the extension, the Company has paid and additional $225,000 to date.

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

    As of March 31, 2010, the balance sheet of India was as follows:

Total Assets	NONE

Capital Contribution	$272,242
Deficit	(272,242)

Total assets and liabilities	NONE

    For the period October 7, 2008 through March 31, 2010, the investment in India was inactive.

    As of March 31, 2010, the Company determined that the recovery of the carrying value of the investment in India is uncertain and wrote-off the investment in the joint venture of $136,121.

    As of March 31, 2010, the India casino development project is on. hold.

9.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  Rent is payable in advance, in annual installments. The initial year’s rent is $46,200, increasing as defined. The Company has an option to extend the lease for an additional three year period.

As of March 31, 2010, $30,543 of the second year’s rent was included in accrued expenses.

10.       LOAN PAYABLE – STOCKHOLDER

As of March 31, 2010, loan payable - stockholder primarily consisted of Development Advances incurred by RBL on behalf of the Company and is payable on demand, with interest at 12%, per annum.

On November 9, 2009, the Company issued 1,500,000 shares of common stock to RBL as repayment of loan payable – stockholder of $1,500,000, $1.00, per share.

On January 19, 2010, the Company issued 125,000 shares of common stock to RBL as repayment of loan payable –stockholder of $67,500, $0.50, per share.

On March 15, 2010 the Company issued 100,000 shares of common stock to RBL as repayment of loan payable –stockholder of $50,00, $0.50, per share..

11.  NOTE PAYABLE -TRUCK

On September 10, 2008, the Company originally borrowed $20,800 to purchase a truck. The note is payable in equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

As of March 31, 2010, minimum annual payments under the loan are:

2010	$3,835
2011	5,541
2012	4,501
$13,877

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

13.  NONCONTROLLING INTEREST

As of March 31, 2010, the noncontrolling interest of Gaming was 25%.

14.  INCOME TAXES

    As of March 31, 2010, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

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

16. COMMITMENTS AND CONTINGENCIES

    On March 25, 2009, the Company entered into an agreement for architectural services to construct a temporary casino in Sullivan County, New York, for $25,000, plus reimbursable expenses, payable monthly based upon the percentage of work completed.

17.  ADOPTION OF ACCOUNTING POLICIES

During the nine months ended March 31, 2010, the Company adopted the following accounting pronouncements without a material impact on the financial statements.

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

18.  SUBSEQUENT EVENTS

Legal Fees

On April 26, 2010, in connections with the proposed secured and equity financing arrangements the Company entered into an agreement for legal services for $5,000 in cash and the issuance of 150,000 shares of common stock payable, payable upon signing and an additional $55,000 in cash from the proceeds, of the secured financing arrangement and  $35,000 from the proceeds of the equity financing arrangement

Common Stock

On April 1, 2010 the Company issued 200,000 shares of common stock in paymemt of t accounts payable and future consulting services of $34,000, $0.17 per share.

On April 26, 2010, the Company issued 29,500 shares of common stock to RBL as repayment of loan payable –stockholder of $14,750, $0.17, per share..

On May 12, 2010, the Company issued 1,000,000 shares of common stock in satisfaction of all anti-dilution rights of the land purchase agreement valued at $170,000, $0.17, per share.

On May 12, 2010, the Company issued an aggregate of 1,500,000 shares of common stock for professional services valued at $255,000, $0.17, per share.

Subscriptions Receivable

On April 26, 2009, the Company entered into a subscription agreement (Subscription), to sell 1,600,000 shares of its common stock, at a purchase price of $.17, per share, for an aggregate purchase price of $272,000.  As of April 30, 2010, the Company has collected $202,500 under the Subscription.

On April 27, 2009, the Company entered into a subscription agreement (Subscription), to sell 600,000 shares of its common stock, at a purchase price of $.17, per share, for an aggregate purchase price of $102,000.  As of April 30, 2010, the Company has collected $93,500 under the Subscription.

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

On October 7, 2008, the Company entered into certain agreements with Rotate Black, LLC (“RBL”) a Michigan Limited Liability Company for the acquisition its gaming operations.  Under the terms of the agreements, we acquired land, receivables and contract rights for an aggregate of 40,440,900 shares of its common stock.

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

On December 23, 2009, the Nation issued an Executive Order providing that it was "in the Nation's best interests" that Gaming "continue to pursue a Catskills Class III gaming facility on behalf of the Nation" during the SGA appeal process and designated Gaming “a Presidential Representative" to pursue such Catskills project " consistent with terms of the Development and Management Agreements previously entered into with the Nation".  The Executive Order provides Gaming with the Presidential imprimatur to continue to exclusively develop this project pending the SGA’s appeal process. At the successful conclusion of the SGA’s appeals process, we intend to seek any and all formal extensions

On January 19, 2010, each of Gaming and the four officers filed appellant petitions with the SGA to review their initial determinations of suitability.  We believe the appellant petitions provided meritorious factual and legal positions for the SGA to reverse its initial determinations. Gaming continues to work with the SGA for a final satisfactory resolution of this matter.

On February 10, 2010, the SGA notified Gaming that it had determined that it was not necessary to continue the licensing process for Gaming and its four named officers and that it was prepared to rescind its temporary findings of unsuitability and withdraw such findings without prejudice.

On February 25, 2010, the Seneca Gaming Authority, or SGA, notified our attorneys that the Seneca Nation of Indians Tribal Council informed them that the SGA “has the authority to and is hereby directed to continue to review the merits of the appeal” filed by Rotate Black Gaming, Inc and the four named individuals in January 2010.   The Company expects to conclude this process in early July.

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

On April 20, 2010 the Company entered into an agreement with the Trustee to extend the closing date to on or before June 1, 2010 for an additional cash payment of $275,000.   In consideration of the extension, Rotate Black remitted a total of One Hundred Seventy-Five Thousand Dollars ($175,000) as of April 21, 2010. Additional payments on May 1, 2010 of Fifty Thousand Dollars ($50,000) and May 14, 2010 of Fifty Thousand Dollars ($50,000) are required.  A portion of these payments will be used as a down payment on the vessel and a portion will be used to retire the note.

The Company anticipates the closing to occur on or before May 27, 2010, at such time the company will be obligated to deliver the balance of the purchase price of Two Million Six Hundred Seventy-Five Thousand Dollars ($2,725,000) in immediately available funds.

Other Gaming Development

As of February 15, 2010, we have commenced the early development of other gaming properties and placed our India and Dayton gaming developments on hold.

Life O2

Management is currently evaluating sublicense and bottling arrangements or a sale of the license.

Results of Operations

Revenue

    As of March 31, 2010, we have had no recognizable revenues. Revenues, consisting of development fees, will commence upon the closing of the financing related to the Development Agreement. As of March 31, 2010, we have unbilled development advances of $2,249,680.

Operating Expenses

    Operations for the nine months ended March 31, 2010 and 2009 are not comparable because, during 2008, the Company was not operational inasmuch as management was pursuing contracts and approvals but not expending capital or incurring expenses while awaiting contracts and approvals.

    Our operating expenses consisted of salaries, stock based compensation and various general and administrative expenses. As of March 31, 2010, we wrote-off our investment in joint venture for our India casino development of $136,121. Our management has determined that the fair value was uncertain because the gaming laws in India may not stabilize for two to three years.

Also, during the nine months ended March 31, 2010, a vender agreed to forgive $49,145 for payment of the balance due.

Cash Used in Financing Activities

Net cash flows from financing activities for the nine months ended March 31, 2010 was $1,071,437, consisted of proceeds from sales of common stock of $813,931 and an increase in loan payable – stockholder (RBL) of $286,470.

Net cash flows from financing activities for the nine months ended March 31, 2009 were $1,090,207, consisted proceeds from sales of common stock of $342,000 and an increase in loan payable – stockholder (RBL) of $749,295.

Liquidity and Capital Resources

As of March 31, 2010, we had negative working capital of $2,282,731 compared to negative working capital of $1,930,225 as of June 30, 2009, an accumulated deficit of $3,314,013 and further losses are anticipated.

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
Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended March 31, 2010. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2010 the Company issued 125,000 shares of common stock for shareholder loan valued at $67,500, $0.50 per share.

On March 15, 2010 the Company issued 100,000 shares of common stock for shareholder loan valued at $50,000, $0.50 per share.

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

Item 3.                      Defaults Upon Senior Securities

    None.

Item 4.                      Submission of Matters to a Vote of Security Holders

    None.

Item 5.                      Other Information

    None.

Item 6.                      Exhibits

Exhibit No.:                                                                Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTATE BLACK, INC. (Registrant)

May 17, 2010	By:	/s/ John Paulsen
John Paulsen
Chief Executive Officer (Authorized Officer, Principal Executive Officer and Principal Financial Officer)