Form 10-Q/A
period 2010-03-31
ROTATE BLACK INC
filed 2010-05-18
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes      No  ☑

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
shares authorized; 78,015,389 and 67,321,858
shares issued and outstanding as of
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

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

					August 2, 2006
	Three Months Ended		Nine Months Ended		(Inception)
	March 31,		March 31,		Through
	2010	2009	2010	2009	March 31, 2010
Operating expenses
Salary expense	$48,399	$108,143	$184,946	$227,669	$297,184
Stock based compensation	112,500	-	287,500	741,570	1,054,070
General and administrative expenses	562,382	147,727	852,113	369,036	1,558,200
Write-off investment in joint venture	-	-	139,782	-	139,782
Write-off deferred expenses	-	-	-	-	233,960
Forgiveness of accounts payable and accrued expenses	-	-	49,145		49,145
Interest expense	2,803	13,299	21,212	26,172	60,756

Total expenses	726,084	269,169	1,534,698	(1,364,447)	3,393,097

Net Loss	(726,084)	(269,169)	(1,534,698)	(1,364,447)	(3,393,097)

Less: Net loss attributable to noncontrolling interest	1,521	17,669	10,183	31,607	79,084

Net loss attributable to Rotate Black, Inc.	$(724,563)	$(251,500)	$(1,524,515)	$(1,332,840)	$(3,314,013)

Basic and diluted net loss per common share attributed to Rotate Black, Inc.	$(0.01)	*	$(0.02)	$(0.03)

Basic and diluted average common shares outstanding	77,051,647	63,718,757	72,647,315	45,284,304

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

April, May and June, 2009 - Common stock sold for cash

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

January, 2010 - Collections of stock subscriptions

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

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

			August 2, 2006
	Nine Months Ended		(Inception)
	March 31,		Through
	2010	2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,524,515)	$(1,332,840)	$(3,314,013)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	287,500	741,570	1,054,070
Write-off of investment in joint venture	139,782	-	139,782
Loss on settlement of note payable	473	-	473
Write-off of deferred expenses	-	-	233,960
Depreciation and amortization	16,381	11,421	32,877
Forgiveness of accounts payable and accrued expenses	(49,145)	-	(49,145)
Cancellation of shares to be issued	(32,138)	-	(32,138)
Noncontrolling interest	(10,183)	(31,607)	(79,084)
Changes in assets and liabilities:
Prepaid expenses	1,270	(29,249)	16,360
Unbilled development advances	(180,181)	(485,618)	(838,169)
Accounts payable and accrued expenses	550,992	376,354	1,082,789
Deferred revenues	2,743	10,150	16,004

Net cash used in operating activities	(797,021)	(739,819)	(1,736,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in BevSystems and increase in
deferred acquisition costs (net of
the issuance of common stock of $57,009	-	(228,151)	(317,256)
Purchases of fixed assets (net of note payable	(3,867)
of $20,800 in 2008)	-	(43,098)	(48,742)
Security deposit	-	(3,600)	(3,600)
Investment in joint venture	-	-	(3,660)
Increase in deferred expenses	(407,980)	(13,022)	(422,786)

Net cash used in investing activities	(311,842)	(287,871)	(796,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	411,470	749,295	1,181,292
Proceeds from sales of common stock	813,931	342,000	1,375,931
Payment of note payable	(25,000)	-	(25,000)
Payments of note payable - truck	(3,964)	(1,088)	(6,923)

Net cash provided by investing activities	1,096,437	1,090,207	2,535,300

Net increase (decrease) in cash	(12,431)	62,517	3,022

Cash, beginning of period	15,453	-	-

Cash, end of period	$3,022	$62,517	$3,022

Noncash Transaction
Issuance of common stock in payment of due to stockholder	$1,500,000	$513,079

Issuance of common stock in payment of note payable	$330,000

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

India

The purchase price of India of $136,121 was allocated to investment in joint venture and includes all the investment of RBL as of the date acquired. The Company had identified potential properties for acquisition, but does not anticipate an acquisition until new Indian gaming laws are solidified in India. (Note 8 )

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

All shares of common stock issued for legal and consulting services have been charged to operations and included in stock based compensation.

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
$36,655

For the  nine months ended March 31, 2010 and 2009, depreciation expense was $16,381 and $11,421, respectively.

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

The Company is committed under an agreement between a financial advisor and the Nation under which the advisor will assist in certain financings, etc. Upon closing of any such financings, the Company shall issue warrants to purchase common stock of the Company to the advisor equal to 7% of the Company's fully diluted shares outstanding.

As of December 31, 2009, unbilled Development Advances were $ 2,249,680 , including $205,998 of interest and $49,071 of developer fees, which have been deferred. The unbilled Development Advances will be billed upon the closing of the financing and the deferred development fees will be recognized.

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

On November 9, 2009, the Company issued 350,000 shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement.

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

    As of December 31, 2009 , the Company determined that the recovery of the carrying value of the investment in India  was uncertain and wrote-off the investment in the joint venture of $136,121.

    As of March 31, 2010, the India casino development project is on hold.

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

As of  March 31, 2010 , the Company has collected $ 198,961  under the Subscription.

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

On April 1, 2010 the Company issued 200,000 shares of common stock in payment of accounts payable and future consulting services of $34,000, $0.17 per share.

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

Operating Expenses

    Operations for the nine months ended March 31, 2010 and 2009 are not comparable because, during 2009 , the Company was not operational inasmuch as management was pursuing contracts and approvals but not expending capital or incurring expenses while awaiting contracts and approvals.

    Our operating expenses consisted of salaries, stock based compensation and various general and administrative expenses. As of  December 31, 2009 , we wrote-off our investment in joint venture for our India casino development of $136,121. Our management has determined that the fair value was uncertain because the gaming laws in India may not stabilize for two to three years.

Also, during the nine months ended March 31, 2010, a vender agreed to forgive $49,145 for payment of the balance due.

Cash Used in Financing Activities

Net cash flows from financing activities for the nine months ended March 31, 2010 was $ 1,096,437 , consisted primarily of proceeds from sales of common stock of $813,931 and an increase in loan payable – stockholder (RBL) of $ 411,470 .

Net cash flows from financing activities for the nine months ended March 31, 2009 were $1,090,207, consisted primarily of proceeds from sales of common stock of $342,000 and an increase in loan payable – stockholder (RBL) of $749,295.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of  March 31, 2010 , based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Subscription Receivable

           On November 23, 2009, the Company entered into a Subscription Agreement with one accredited investor, an individual previously known to the Company and a stockholder, pursuant to which the Company sold 2,000,000 shares of its common stock, at a purchase price of $.50, per share in a private placement for an aggregate purchase price of $1,000,000.  As of  March 31, 2010 , the Company has collected $ 198,961 under the Subscription.

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

ROTATE BLACK, INC. (Registrant)

May 18 , 2010	By:	/s/ John Paulsen
John Paulsen
Chief Executive Officer (Authorized Officer, Principal Executive Officer and Principal Financial Officer)