Form 10-K
period 2010-06-30
ROTATE BLACK INC
filed 2010-11-08
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,470,900 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on October 12, 2009.

At November 3, 2010, 16,366,912 shares of the registrant’s common stock (par value of $0.001) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

ROTATE BLACK, INC.
FORM 10-K

i

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

ITEM 1:  BUSINESS

GENERAL OVERVIEW OF BUSINESS

Rotate Black, Inc. (“Rotate Black, Inc.” or the “Company” ”We” ”Us” “Our”) was incorporated in Nevada on August 2, 2006 to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. (“BevSystems”) under a plan of reorganization (the “Plan”) effective August 15, 2008, as approved by the United States Bankruptcy Court in Tampa, Florida. Under the terms of the Plan, BevSystems merged into the Company with the Company as the survivor.

On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations.

The Company has shifted its major focus of managing and developing of a casino in New York State to the management of the development of a casino in Gulfport, Mississippi.  We have sold our intertest in Rotate Black Gaming, Inc., including our development assets and contract rights to the Seneca project to Catskill Gaming and Development, LLC (‘Catskill’).  Catskill has the resources, relationships and contacts to finalize the project while allowing us the ability to focus on managing the development of the casino project in Gulfport, Mississippi where cash flows and development times have a more foreseeable future.

Gaming.  On October 7, 2008, the Company entered into certain agreements with Rotate Black, LLC (“RBL”) a Michigan Limited Liability Company for the acquisition of its gaming assets. Under the terms of the agreements, we acquired land, receivables and contract rights for an aggregate of 5,312,000 (retroactively adjusted to reflect the reverse split) shares of its common stock.

Pursuant to the RBL acquisition agreement, we acquired a seventy five percent (75%) ownership in RBL’s wholly owned affiliate Rotate Black Gaming, Inc. (RBG), a Nevada corporation. In accordance with a December 2009 Executive Order issued by the President of the Seneca Nation of Indians (Nation), RBG is the Presidential Representative to pursue the development of a Class III world-class casino resort tentatively scheduled to be named “the Seneca Catskills Resort and Casino” consistent with the terms of Development and Management Agreements previously entered into with the Nation. To date, RBG has completed the overall plans for the three phased development, acquired property and transferred the property to the Nation.

On July 1, 2010, the Company entered into an agreement with Catskill Gaming and Development, LLC (“Catskill”), pursuant to which the Company and its affiliate RBL, agreed to sell to Catskill shares of stock constituting 100% of the ownership of RBG, for aggregate consideration of $21 million in cash (the “Agreement”).  According to the Agreement, the cash consideration is to be paid in installments as follows:

(a)
$2 million on or before the first anniversary of the date of the opening for business to the public of a gaming facility under a management agreement between Catskills, as manager, and the Seneca Nation of Indians, in or near the Counties of Ulster and Sullivan in the State of New York (the “Opening Date”);

(b)	$2 million on the second anniversary;
(c)	$3.4 million on the third anniversary;
(d)	$3.4 million on the fourth anniversary;
(e)	$3.4 million on the fifth anniversary;
(f)	$3.4 million on the sixth anniversary; and
(g)	$3.4 million on the seventh anniversary.

In connection with the transaction, Catskill has agreed to assume indebtedness of RBG and RBL, in the aggregate amount of $6.3 million.

The Company expects to close the transaction on or before December 31, 2010.

Big Easy Gaming Vessel.  On February 2, 2010, Rotate Black, Inc entered into a purchase agreement with the Chapter 11 Trustee of Cruise Holding II, LLC to purchase the gaming vessel “The Big Easy” for $3,250,000, as amended. Pursuant to the Purchase Agreement, the Company paid a deposit of $125,000 and issued a note in the amount of $125,000, which was personally guaranteed by the Company’s Chief Executive Officer, John Paulsen. The Purchase Agreement provides for a closing no later than March 15, 2010, subject to a single extension of no more than 30 days, at the election of the Company upon a payment to the Trustee of an additional cash deposit of $50,000. The Purchase Agreement also provides that the $250,000 deposit shall be forfeited as liquidated damages in the event that the Company defaults, breaches the terms of the offer, or breaches the terms of any sale order that may be entered by the U.S. Bankruptcy Court for the Southern District of Florida.

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

On June 10, 2010, the Company entered into an Offer to Purchase and Sales Agreement (the “Purchase Agreement”) with the seller of The Big Easy, Cruise Holdings II, LLC (“Seller”). Pursuant to the Purchase Agreement, as full consideration for the acquisition of The Big Easy, the Company issued a Promissory Note to Seller in the amount of $2,975,000 (the “Secured Note”); delivered to Seller the Preferred Mortgage to secure the Secured Note; and issued to Seller an unsecured Promissory Note (the “Unsecured Note”) in the amount of $600,000 in exchange for trustee fees that was personally guaranteed by the Company’s Chief Executive Officer, John Paulsen. The closing of the transaction was approved by the Bankruptcy Court on June 11, 2010.  The vessel was moved in July 2010 from its mooring in St. Petersburg, Florida to Tampa Bay, Florida where it is being repainted and fit out to make it ready for our casino operation. When completed, the vessel will be moved to its Gulfport, Mississippi location.

Pursuant to the offer, the Company purchased The Big Easy, a gaming vessel for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of 414,500 and cash of $275,000. The Secured Note is collateralized by the gaming vessel and both notes are guaranteed by an officer of the Company. The Secured Note is payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. As of September 17, 2010, both notes are in default and the interest rate was increased to 20%, per annum.

On October 21, 2010, Rotate Black MS, LLC (RBMS) (an affiliate of ours), as Lessee, entered into a Ninety-Nine (99) year ground lease with Lessors. The Private Lease provides RBMS with approximately five (5) acres of land in Gulfport, Mississippi located in the Bert Jones Yacht Basin. These five (5) acres of land coupled with approximately four and half (4.5) acres of adjacent and contiguous land being provided pursuant to the ground lease with the Gulfport Redevelopment Commission (discussed in detail below) allows RBMS to control more than the minimum seven (7) acres of contiguous land required to have a gaming eligible site in Gulfport, Mississippi.

The term of the Private Lease commenced as of October 20, 2010 and terminates at 11:59 p.m. October 19, 2109.  Pursuant to the terms of the Private Lease, RBMS will pay monthly rent equal to $20,000 (the “Preliminary Rent”) until the earlier of: (1) 11.59 p.m. on the last day of the ninth (9th) month following the Effective Date; or (ii) the date RBMS commences its initial temporary gaming operations on the leased premises. The Preliminary Rent accrues and RBMS is under no obligation to make any Preliminary Rent Payments until the earlier of: (i) the date RBMS commences any construction on the leased premises; or (ii) February 1, 2011.  If RBMS does not receive an approval to proceed with the development of a casino on the leased premises from the Mississippi Gaming Commission on or prior to March 1, 2011, then the Private Lease is immediately terminable.

Upon the expiration of the Preliminary Term, the primary term (the “Primary Term”) of the Private Lease commences.   The rent payable during the primary term is a percentage rent with a minimum rent guarantee.  The percentage rent is equal to four percent (4%) of the gross gaming revenues (as defined in the Private Lease).  The minimum rent guarantee is $50,000 per month for the first (1st) six (6) months of the Primary Term; $75,000 per month beginning on the first (1st) day of the seventh (7th) month of the Primary Term; and $110,000 per month beginning the first (1st) day of the seventh (7th) month following the commencement of gaming operations at the permanent gaming facility, with an annual consumer price index adjustment of the minimum rent on the annual anniversary of the minimum rent reaching $110,000.  Permanent gaming facility means the land-based gaming facility developed by RBMS subsequent to the initial gaming operations.

On October 22, 2010, RBMS, as Lessee, entered into a Fifty-Nine (59) year ground lease with GRC.  The lease is dated October 20, 1010 and effective as of October 28, 2010 (the “GRC Lease Effective Date”). The GRC lease provides RBMS with approximately four and a half (4.5) acres of land adjacent and contiguous to the land leased under the Private Lease.

The term of the GRC Lease commences as of the Effective Date and terminates at 11:59 p.m. on October 31, 2069.  Pursuant to the terms of the GRC Lease, RBMS will pay an initial base rent of $50,000 to the GRC upon commencement of construction of the initial gaming operations.  After commencement of the gaming operations, the rent payable to the GRC is a percentage rent with a minimum rent guarantee.  The percentage rent is equal to one percent (1%) of the gross gaming revenues (as defined in the GRC Lease).  The minimum rent guarantee is $600,000 per annum. For the first lease year, RBMS shall be entitled to a $50,000 credit.  Beginning with the sixth (6th) lease year, there is an annual 2% minimum rent guarantee increase.  After the earlier of: (i) commencement of the permanent land-based casino or (ii) October 15, 2015, the GRC is entitled to additional rent in an amount equal to 25 bps of Adjusted EBITDA (as defined in the GRC Lease) generated by RBMS on the entire 9.5 acre parcel.  This additional rent shall increase by 25 bps each lease year for the three immediately subsequent lease years.   In the event Adjusted EBITDA exceeds $75 million in any lease year, RBMS shall pay the GRC an additional 25 bps of the amount of Adjusted EBITDA in excess of $75 million.

We expect completion of The Big Easy Gaming vessel in May of 2011.  When completed, the first phase of the casino will be 238 feet long and 62 feet wide vessel featuring:

●	approximately 26,000 square-feet of gaming space, including 875 slot machines, 18 table games, including blackjack, craps, roulette and baccarat;
●	120 room hotel;
●	three distinctive and diverse dining options, including a 30-seat 24-hour snack bar, a 110-seat restaurant, and 400-seat BBQ;
●	three bar areas;
●	a surface parking lot that will accommodate approximately 600 vehicles.

Gaming and Other Developments currently on hold

Dayton. The Company entered into a cancelable development agreement with RBL associated with Schaller Development’s “Traditions Casino Resort” to be developed and located in Dayton, Nevada. Pursuant to Rotate Black’s current negotiations with Schaller Development Rotate Black would contribute $5.0 million of working capital into a newly formed subsidiary Rotate Black Dayton, Inc. Then, Rotate Black Dayton, Inc. would sell shares representing 20% of the outstanding shares of Rotate Black Dayton to pay for Schaller’s contribution of $6.5 million of land and carrying all approvals and entitlements for gaming. The purchase price of Dayton of $219,154 was allocated to deferred expenses and included the predevelopment expenses as of the date acquired. As of June 30, 2009, the Dayton casino development project was terminated by the Company has written-off the deferred expenses of $233,960.   The Company has pending litigation in regards to this project and seeking to recover damages. (see Litigation section of 10-K)

India.  (Rotate Black India Pvt LTD) Under a stock purchase agreement the Company acquired a fifty percent (50%) interest in Rotate Black India Pvt. LTD (“RBIP”), which was formed and registered in Ahmadabad, India. RBIP was created pursuant to a joint venture with Sandesh, Ltd, one of India’s largest media groups, for the acquisition of a Five Star casino resort in the GOA region of India. The Company plans to combine its operating experience with Sandesh’s media and talent capabilities to create India’s premier casino resort.  The purchase price of India of $136,121 was allocated to investment in joint venture and includes all the investment of RBL as of the date acquired. The Company had identified potential properties for acquisition, but does not anticipate an acquisition until new Indian gaming laws are solidified in India.  Although the Company has identified potential properties for acquisition, it does not anticipate an acquisition until new Indian gaming laws are solidified and, therefore, has written-off the investment expense of $136,121.

Life O2 Oxygenated Water

The intangible assets acquired under the Plan consisted of a license of patents, pending patents, trade secrets, know-how and other intangibles of Life O2 Oxygenated Water (Life O2) which were assigned to us under the Plan. The license grants us the exclusive worldwide (as defined), irrevocable, perpetual, royalty-free right to all the intangible assets for use in the production, marketing, distribution, sublicensing and sale of Life O2, subject to certain previously granted licenses, and only for human consumption. The Company has the right to assign the rights under the license to any corporate successor by way of merger, etc. The Company is entitled to sublicense, exclusively or not, or to subcontract the manufacture of products under the license.

As of the June 30, 2010, the Company has not arranged a similar license and bottling arrangement, has determined that the carrying amount has been impaired and wrote-off of the intangible assets.

As of June 30, 2010, the Life O2 project is on hold.

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

Any changes in such laws, regulations, or their interpretations could have a negative effect on our operations and future development of gaming opportunities.  Certain specific provisions applicable to us are described below.

Indian Gaming Regulatory Matters

Because the “Seneca Catskills Casino and Resort” project is on tribal property, the following is a summary of some of the particulars relating to regulations of gaming properties on tribal lands.

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

Under the Regulatory Act, the NIGC has the power to:

●	inspect and examine certain Indian gaming facilities;
●	oversee tribal gaming ordinances (enacted at a local level);
●	review and approve management contracts and management teams;
●	oversee payment terms including repayments for development;
●	set limits on contract terms and fees;
●	insure adequacy of accounting processes and guaranteed payments to the tribe;
●	perform background checks on persons associated with Indian gaming;
●	inspect, copy and audit all records of Indian gaming facilities;
●	hold hearings, issue subpoenas, take depositions, and adopt regulations; and
●	penalize violators of the Regulatory Act.

Penalties for violations of the Regulatory Act include fines, and possible temporary or permanent closing of gaming facilities. The Department of Justice may also impose federal criminal sanctions for illegal gaming on Indian Lands and for theft from Indian gaming facilities.

Mississippi Regulatory Matters

In June 1990, Mississippi enacted legislation legalizing dockside casino gaming for counties along the Mississippi River, which is the western border for most of the state, and the Gulf Coast, which is the southern border for most of the state. Subsequently, this legislation was amended to allow land-based gaming along the Gulf Coast of Mississippi.

State gaming regulations are subject to amendment and interpretation by the Mississippi Gaming Commission. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted in Mississippi and such changes, if enacted, could have an adverse effect on us and our Mississippi gaming operations.

Our gaming operations in Mississippi will be subject to regulatory control by the Mississippi Gaming Commission, the State Tax Commission and various other local, city and county regulatory agencies (collectively referred to as the “Mississippi Gaming Authorities”). Our affiliate, Rotate Black MS, LLC, is seeking to obtain gaming licenses from the Mississippi Gaming Authorities. Commission may, at any time, and for any cause it deems reasonable, revoke, suspend, condition, limit or restrict a license or approval to own shares of stock in our subsidiaries that operate in Mississippi.

Substantial fines for each violation of Mississippi’s gaming laws or regulations may be levied against us, our affiliate and the persons involved. Disciplinary action against us or one of our affiliate gaming licensees in any jurisdiction may lead to disciplinary action against us or any of our affiliate licensees in Mississippi, including, but not limited to, the revocation or suspension of any such affiliate gaming license.

We, along with our Mississippi gaming affiliate, must periodically submit detailed financial, operating and other reports to the Mississippi Gaming Commission and/or the State Tax Commission. Numerous transactions, including but not limited to substantially all loans, leases, sales of securities and similar financing transactions entered into by our Mississippi gaming affiliate must be reported to or approved by the Mississippi Gaming Commission. In addition, the Mississippi Gaming Commission may, at its discretion, require additional information about our operations.

Certain of our officers and employees and the officers, directors and certain key employees of our Mississippi gaming subsidiaries must be found suitable or be licensed by the Mississippi Gaming Commission. We will file all required findings of suitability and key employee licenses related to our Mississippi property during the gaming license process and believe that the required licenses will be obtained, although the Mississippi Gaming Commission at its discretion may require additional persons to file applications for findings of suitability or key employee licenses. In addition, any person having a material relationship or involvement with us may be required to be found suitable or licensed, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Gaming Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Gaming Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Gaming Commission has jurisdiction to disapprove a change in a licensed position. The Mississippi Gaming Commission has the power to require us and any of our Mississippi gaming subsidiaries to suspend or dismiss officers, directors and other key employees or to sever relationships with other persons who refuse to file appropriate applications or who the authorities find unsuitable to act in such capacities.

Employees associated with gaming must obtain work permits that are subject to immediate suspension under certain circumstances. The Mississippi Gaming Commission will refuse to issue a work permit to a person who has been convicted of a felony, committed certain misdemeanors or knowingly violated the Mississippi Gaming Control Act, and it may refuse to issue a work permit to a gaming employee for any other reasonable cause.

At any time, the Mississippi Gaming Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of ours. The Mississippi Gaming Control Act requires any person who individually or in association with others acquires, directly or indirectly, beneficial ownership of more than 5% of our common stock to report the acquisition to the Mississippi Gaming Commission, and such person may be required to be found suitable. In addition, the Mississippi Gaming Control Act requires any person who, individually or in association with others, becomes, directly or indirectly, a beneficial owner of more than 10% of our common stock, as reported to the U.S. Securities and Exchange Commission, to apply for a finding of suitability by the Mississippi Gaming Commission and pay the costs and fees that the Mississippi Gaming Commission incurs in conducting the investigation.

The Mississippi Gaming Commission has generally exercised its discretion to require a finding of suitability of any beneficial owner of 5% or more of a registered publicly traded corporation’s stock. However, the Mississippi Gaming Commission has adopted a regulation that may permit certain “institutional” investors to obtain waivers that allow them to beneficially own, directly or indirectly, up to 15% (19% in certain specific instances) of the voting securities of a registered publicly traded corporation without a finding of suitability. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Mississippi Gaming Commission may be found unsuitable. We believe that compliance by us with the licensing procedures and regulatory requirements of the Mississippi Gaming Commission will not affect the marketability of our securities. Any person found unsuitable who holds, directly or indirectly, any beneficial ownership of our securities beyond such time as the Mississippi Gaming Commission prescribes may be guilty of a misdemeanor. We are subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our subsidiaries operating casinos in Mississippi, we:

●	pay the unsuitable person any dividend or other distribution upon its voting securities;
●	recognize the exercise, directly or indirectly, of any voting rights conferred by its securities;
●	pay the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or
●
fail to pursue all lawful efforts to require the unsuitable person to divest itself of the securities, including, if necessary, our immediate purchase of the securities for cash at a fair market value.

We may be required to disclose to the Mississippi Gaming Commission upon request the identities of the holders of any of our debt securities. In addition, under the Mississippi Gaming Control Act, the Mississippi Gaming Commission may, in its discretion, (1) require holders of our securities, including our notes, to file applications, (2) investigate such holders and (3) require such holders to be found suitable to own such securities. Although the Mississippi Gaming Commission generally does not require the individual holders of obligations such as the notes to be investigated and found suitable, the Mississippi Gaming Commission retains the discretion to do so for any reason, including but not limited to a default, or where the holder of the debt instrument exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Gaming Commission in connection with such an investigation.

The Mississippi regulations provide that a change in control of us may not occur without the prior approval of the Mississippi Gaming Commission. Mississippi law prohibits us from making a public offering of our securities without the approval of the Mississippi Gaming Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi, or to retire or extend obligations incurred for one or more such purposes. The Mississippi Gaming Commission has the authority to grant a continuous approval of securities offerings and has granted such approval to us, subject to renewal every three years.

Regulations of the Mississippi Gaming Commission prohibit certain repurchases of securities of publicly traded corporations registered with the Mississippi Gaming Commission, including holding companies, without prior approval of the Mississippi Gaming Commission. Transactions covered by these regulations are generally aimed at discouraging repurchases of securities at a premium over market price from certain holders of greater than 3% of the outstanding securities of the registered publicly traded corporation. The regulations of the Mississippi Gaming Commission also require prior approval for a “plan of recapitalization” as defined in such regulations.

We must maintain in the State of Mississippi current stock ledgers, which may be examined by the Mississippi Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must render maximum assistance in determining the identity of the beneficial owner.

Mississippi law requires that certificates representing shares of our members’ interests bear a legend to the general effect that the securities are subject to the Mississippi Gaming Control Act and regulations of the Mississippi Gaming Commission. The Mississippi Gaming Commission has the authority to grant a waiver from the legend requirement, which we have obtained. The Mississippi Gaming Commission, through the power to regulate licenses, has the power to impose additional restrictions on the holders of our securities at any time.

The Mississippi Gaming Commission enacted a regulation in 1994 requiring that, as a condition to licensure, an applicant must provide a plan to develop infrastructure facilities amounting to 25% of the cost of the casino and a parking facility capable of accommodating 500 cars. In 1999, the Mississippi Gaming Commission approved amendments to this regulation that increased the infrastructure development requirement from 25% to 100% for new casinos (or upon acquisition of a closed casino), but grandfathered existing licensees and development plans approved prior to the effective date of the new regulation. “Infrastructure facilities” include any of the following:

●	hotel;
●	theme parks;
●	golf courses;
●	marinas;
●	entertainment facilities;
●	tennis complexes; or
●	any other facilities approved by the Mississippi Gaming Commission.

Parking facilities, roads, sewage and water systems or civic facilities are not considered “infrastructure facilities.” The Mississippi Gaming Commission may reduce the number of rooms required in a hotel if it is satisfied that sufficient rooms are available to accommodate the anticipated number of visitors. In 2003 and in 2006, the Mississippi Gaming Commission again amended its regulation regarding development plan approval but left the 100% infrastructure requirement intact. In 2007, the Mississippi Gaming Commission further amended this regulation. Among other things, the 2007 amendment retained the 100% infrastructure requirement and added a requirement that the qualified infrastructure be owned or leased by certain specified persons.

License fees and taxes are payable to the State of Mississippi and to the counties and cities in which a Mississippi gaming affiliate’s respective operations will be conducted. The license fee payable to the state of Mississippi is based upon gross revenue of the licensee (generally defined as gaming receipts less payout to customers as winnings) and equals 4% of gross revenue of $50,000 or less per month, 6% of gross revenue in excess of $50,000 but less than $134,000 per calendar month, and 8% of gross revenue in excess of $134,000 per calendar month. The foregoing license fees are allowed as a credit against the licensee’s Mississippi income tax liability for the year paid. Additionally, a licensee must pay a $5,000 annual license fee and an annual fee based upon the number of games it operates. The gross revenue tax imposed by the Mississippi communities and counties in which our casino operations are located equals 0.4% of gross revenue of $50,000 or less per calendar month, 0.6% of gross revenue over $50,000 and less than $134,000 per calendar month and 0.8% of gross revenue greater than $134,000 per calendar month. These fees have been imposed in, among other cities and counties, Biloxi and Coahoma County. Certain local and private laws of the state of Mississippi may impose fees or taxes on the Mississippi gaming subsidiaries in addition to the fees described above.

In April 2010, the Mississippi Gaming Commission adopted a regulation amendment that imposes a flat annual fee on each casino operator licensee, covering all investigative fees for that year associated with an operator licensee, any entity registered as a holding company or publicly traded corporation of that licensee, and any person required to be found suitable in connection with that licensee or any holding company or publicly traded corporation of that licensee.  The particular fee is based on the average number of gaming devices operated by the licensee during a twelve (12) month period, as reported to the Mississippi Gaming Commission.  The investigative fee is $325,000 for licensees with 1500 or more gaming devices, $250,000 for licensees with 1000 to 1499 gaming devices, and $150,000 for licensees with less than 1000 gaming devices.  The fee is payable in four (4) equal quarterly installments.  The amendment provides that should such total investigative fees collected by the Mississippi Gaming Commission exceed the amount allowed by Mississippi statute, then the excess fees will be credited to the licensees for the following year.  The amended regulation also provides a schedule of various fees applicable to licensees and persons not covered by the annual investigative fee.

The Mississippi Gaming Commission requires, as a condition of licensure or license renewal, that casino vessels on the Mississippi Gulf Coast that are not self-propelled must be moored to withstand a Category 4 hurricane with 155 mile-per-hour winds and 15-foot tidal surge.  A 1996 Mississippi Gaming Commission regulation prescribes the hurricane emergency procedure to be used by the Mississippi Gulf Coast casinos.

The sale of food or alcoholic beverages at our Mississippi gaming locations is subject to licensing, control and regulation by the applicable state and local authorities. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon the operations of the affected casino or casinos. Certain of our officers and managers and our Mississippi gaming subsidiaries must be investigated by the Alcoholic Beverage Control Division of the State Tax Commission in connection with liquor permits that have been issued. The Alcoholic Beverage Control Division of the State Tax Commission must approve all changes in licensed positions.

Compliance with Other Laws

We are subject to various federal, state and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning alcoholic beverages, environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising.

The Internal Revenue Service (“IRS”) requires operators of casinos located in the United States to file information returns for United States citizens, including names and addresses of winners, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) require us to report currency transactions in excess of stipulated amounts occurring within a gaming day, including identification of the patron by name and social security number. FinCEN has also established regulations that require us to file suspicious activity reports on all transactions that we know, suspect, or have reason to suspect fall into specific categories that are deemed to be suspicious. We believe our programs meet the requirements of the applicable regulations.

Laws and regulations are always subject to change, can be interpreted differently in the future, and new laws and regulations may be enacted which could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and our company. Furthermore, noncompliance with one or more of these laws and regulation could result in the imposition of substantial penalties against us.

(c)  FINANCIAL POSITION AND FUTURE FINANCING NEEDS -- GOING CONCERN

We were a development stage company through March 31, 2010 when the Big Easy Gaming management agreement became effective. We have a limited history in the casino and gaming business.  Since inception, a majority of our operating and development expenses have been funded by private placement offerings and a loan from one of our stockholders, RBL.

For the year ended June 30, 2010 and 2009 we had revenues of $600,000 and $0, respectively.  All revenues in 2010 were related to the Big Easy Gaming management agreement as discussed previously.  Future management fees will be $200,000 per month until operations commence, at which time management fees will increase to $250,000 per month until certain performance measurements are achieved within the management agreement.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2010, we had an accumulated deficit of $4,850,386 and had net losses totaling $2,123,955 for the year ended June 30, 2010.  Additionally, as of June 30, 2010, we had total current assets of $21,762 compared with total current liabilities of $6,977,823.

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

 (d)  COMPETITION

The Company expects to concentrate in the business of casino and gaming business development, management, operations and ownership. The gaming industry is highly competitive and continues to proliferate throughout the country as more jurisdictions are choosing to allow gaming or the expansion thereof. Gaming activities include traditional land−based casinos, river boat and dockside gaming, casino gaming on Indian land, state−sponsored video lottery and video poker in restaurants, bars and hotels, pari−mutuel betting on horse racing and dog racing, sports bookmaking, card rooms, and online gaming outside the United States.  Future casinos managed by Rotate Black compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.  Rotate Black also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land.  Most of Rotate Black’s competitors have more personnel and greater financial and other resources than Rotate Black and we have limited expertise in operating a casino and the gaming business.  Further expansion of gaming could also significantly affect Rotate Black’s business.

(e)  COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

●	Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;
●	Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●
Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

●	We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

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

Due, in part, to increases in our share price, some of our present shareholders have acquired an interest in us at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares). As of November 3, 2010, there were 20,000,000 shares of common stock authorized and 16,366,912 common shares outstanding.

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

Future credit agreements impose restrictions on us which may prevent us from engaging in transactions that might benefit us, including responding to changing business and economic conditions or securing additional financing, if needed.

In the event we enter into one or more loan agreements to fund operations, expansion or acquisitions, these typically contain customary events of default and restrictive covenants that require us to maintain specified levels of performance and financial ratios and prohibit us from taking certain actions without satisfying the financial tests or obtaining the consent of the lenders including, the following examples of typical and customary restrictions on:

●	making investments in excess of specified amounts;
●	incurring additional indebtedness in excess of a specified amount;
●	paying cash dividends;
●	making capital expenditures in excess of a specified amount;
●	creating certain liens;
●	prepaying our other indebtedness;
●	engaging in certain mergers or combinations; and
●	engaging in transactions that would result in a change of control of our company.

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

There are officers and directors and major shareholders with a controlling interest who hold a large percentage of the issued and outstanding shares of our voting securities who would likely exercise voting control over all matters that may be submitted for approval by our shareholders. Even for those members of management and holders of controlling blocks of our shares, while the number of shares controlled is less that a majority, their position of control is material and significant.

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

Our management agreements with the various tribes are subject to governmental or regulatory modification.

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

The Indian tribes have sovereign powers and we may be unable therefore to enforce remedies against them.

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

We are a consumer gaming company operating in highly competitive markets and will rely on continued demand for our facilities. To generate revenues and profits, we must sell appeal to our customers and to consumers. Any significant changes in consumer preferences and any inability on our part to anticipate and react to such changes could result in reduced demand for our facilities and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends. Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ willingness to patronize our facilities.

Adverse changes in discretionary consumer spending would decrease our gaming revenues.

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
Even if approvals and financing are obtained, building a new casino is a major construction project that entails significant risks. These risks include, but are not limited to:

●	shortages of materials or skilled labor;
●	unforeseen engineering, environmental and/or geological problems;
●	work stoppages;
●	weather interference;
●	unanticipated cost increases; and
●	unavailability of construction equipment.

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

The failure to obtain necessary licenses, permits and approvals could delay the construction or operation of the project, which could have a material adverse effect on the operating results of our business.

We have not yet obtained, and cannot assure you that we will be able to obtain, all regulatory licenses, permits and approvals necessary to operate our casinos.  Even if all necessary licenses or permits are issued, these licenses, permits and other approvals could have conditions and restrictions that could adversely affect completion or operation of the our casinos. The failure to obtain any other necessary license, permit or approval in a timely manner and without adverse conditions and restrictions may delay, restrict or prevent the casino from being constructed or operated as currently contemplated, thereby materially impairing our ability to satisfy our obligations under the notes.

We will depend solely on the Big Easy Gaming vessel casino to generate cash sufficient to make payments on the notes, and we will be subject to greater risks than a company with geographically diverse operations.

Until our Big Easy Gaming vessel casino is completed, we will rely exclusively on funds from the sales of shares, stockholder loans and private financing. Our ability to generate cash flow will depend on the future operating performance of the Big Easy Gaming vessel, which is subject to many economic, competitive, regulatory and business factors that are beyond our control.

In addition, our revenues and cash flow will be heavily dependent upon the patronage of persons living within a 100-mile radius of each casino and we have limited casino operating experience and financial limitations. Therefore, we are subject to greater risks than a company with larger operations or that are more geographically diversified operations, including:

●	a continued downturn or worsening of regional or local economic conditions;
●	an increase in competition in our market;
●	inaccessibility of our casino due to road construction or closures of primary access routes; and
●	adverse weather, natural, and other disasters, including flood or fire at the casino or in the surrounding area.

The occurrence of any one of the events described above could harm our business, resulting in insufficient cash flow to make payments on the notes.

If we are not able to generate sufficient cash flow from our business to service our debt obligations, we may need to refinance or restructure our debt, sell assets, reduce or delay capital investments or seek to raise additional capital. Our ability to raise additional capital will be limited by the restrictive covenants contained in the indenture governing the notes and may be limited by other agreements we enter into in the future. As a result, these measures may not be available to us or, if available, they may not be available on acceptable terms or otherwise be sufficient to enable us to satisfy our obligations under the notes. If our cash flow is insufficient and we are unable to implement one or more of these alternatives, we may not be able to service our debt obligations, including the notes.

We have a limited base of operations.

Our principal operations currently consist of the five proposed gaming facilities. These limited sources of income, combined with the potentially significant investment associated with any new managed facilities, may cause our operating results to fluctuate significantly. Additionally, delays in the opening of any future casinos or our failure to open a new casino could also significantly adversely affect our profitability. Future growth in revenues and profits will depend on our ability to increase the number of our owned and managed casinos and facilities or develop new business opportunities. We may be unable to successfully acquire, develop or manage any additional casinos or facilities.

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

Similar to investment in other entertainment enterprises, adverse changes in general and local economic conditions may adversely impact investments in the gaming industry. Examples of economic conditions subject to change include, among others:

●	competition in the form of other gaming facilities and entertainment opportunities;
●	changes in regional and local population and disposable income;
●	unanticipated increases in operating costs;
●	restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;
●	risks inherent in owning, financing and developing real estate as part of our casino operations;
●	the inability to secure property and liability insurance to fully protect against all losses, or to obtain such insurance at reasonable costs;
●	inability to hire trained and knowledgeable managers and supervisors;
●	inability to hire a sufficient number of employees to maintain our desired level of operations;
●	seasonality;
●	changes or cancellations in local tourist, recreational or cultural events; and
●
changes in travel patterns or preferences (which may be affected by increases in gasoline prices, changes in airline schedules and fares, strikes, weather patterns or relocation or construction of highways).

We may be unable to successfully compete with other gaming activities.

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

●
significant volatility in the market price and trading volume of securities of gaming industry companies or other companies in the industry, which are not necessarily related to the operating performance of these companies;

●	changes in regulatory policies or tax guidelines;
●	our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock which can adversely affect its price;
•	changes in earnings or variations in operating results;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
●	departure of one or more of our key personnel;
●	operating performance of companies comparable to us;
●	potential legal and regulatory matters;
●	changes in prevailing interest rates;
●	general economic trends and other external factors; and
●	loss of a major funding source.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Our common stock is thinly-traded.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 2:  PROPERTIES

Administrative Offices.  We maintained our corporate office at 932 Spring Street, Petoskey, Michigan 49770. On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011. Rent is payable in advance, in annual installments. The initial year’s rent is $46,200, increasing as defined. The Company has an option to extend the lease for an additional three year period.

Gaming.  On May 26, 2009, the Company entered into an agreement to acquire additional real property in Sullivan County, New York. The purchase price for the property was 1,409,829 shares of common stock of the Company, $1,750,000 in cash on escrow and $1,750,000 in cash upon closing. On May 11, 2009, the Company issued 630,735 shares of common stock and RBL transferred, on behalf of the Company, 779,034 shares of the Company’s common stock to the seller was deposited under the agreement. The shares were valued at $7,049,142, $1.00, per share.

In October 2009, the Company issued 779,093 shares of common stock to RBL.

On November 9, 2009, the Company issued 70,000 shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement, which the Company has valued at $350,000, $5.00 per share.

On March 16, 2010, the Company issued 208,613 shares of common stock in satisfaction of all anti-dilution rights of the land purchase agreement, which the Company has valued at $521,532, $2.50, per share.

On May 21, 2010, the Company issued 500,000 shares of common stock in satisfaction of all anti-dilution rights of the land purchase agreement, which the Company has valued at $550,000, $.1.10, per share.

On July 1, 2010, the Company entered into an agreement with Catskill, pursuant to which the Company and its affiliate Rotate Black, LLC, agreed to sell to Catskill shares of stock constituting 100% of the ownership of Rotate Black Gaming, Inc. (“RBG”), for aggregate consideration of $21 million (the “Agreement”).  According to the Agreement, the consideration is to be paid in installments as follows:

(a)
$2 million on or before the first anniversary of the date of the opening for business to the public of a gaming facility under a management agreement between Catskills, as manager, and the Seneca Nation of Indians, in or near the Counties of Ulster and Sullivan in the State of New York (the “Opening Date”);

(b)	$2 million on the second anniversary;
(c)	$3.4 million on the third anniversary;
(d)	$3.4 million on the fourth anniversary;
(e)	$3.4 million on the fifth anniversary;
(f)	$3.4 million on the sixth anniversary; and
(g)	$3.4 million on the seventh anniversary.

In connection with the transaction, Catskill has agreed to assume indebtedness of RBG and RBL, in the aggregate amount of $6.3 million.

The Company expects to close the transaction on or before December 31, 2010.

ITEM 3:  LEGAL PROCEEDINGS

A complaint has been filed against the Company, RBL and others in the amount of $5,000,000 pursuant to the termination of the development agreement for Dayton. The company and RBL have filed a counterclaim for damages related to the project. Although the matter is in its early stages, the Company believes that the action is without merit and intends to defend itself against this action.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period ending June 30, 2010.

PART II

ITEM 5:   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is presently traded on the over-the-counter bulletin board stock market and is quoted on the National Association of Securities Dealers (“NASD”) Over-The Counter Bulletin Board (“OTCBB”) under the symbol under the symbol “ROBK.OB.” Until we began trading on July 8, 2008, the stock was available only through the Pinksheets, LLC were reported under the symbol ROBK.pkbut no market was maintained nor quotes published.

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

Year Ended June 30, 2010	High		Low
First Quarter		$3.00	1.50
Second Quarter		3.60	1.50
Third Quarter		2.40	0.75
Fourth Quarter		1.75	0.60

Year Ended June 30, 2009
First Quarter	$	n/a	n/a
Second Quarter		n/a	n/a
Third Quarter		n/a	n/a
Fourth Quarter		n/a	n/a
Retroactively adjusted to reflect the reverse split

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

●
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
●
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

●
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

Holders

As of June 30, 2010, there were 16,599,829 shares of common stock issued and outstanding, held by approximately 126 shareholders of record, including 6,252,238 (retroactively adjusted to reflect the reverse split) shares in the public float. As of November 3, 2010, there were 16,366,912 shares of common stock issued and outstanding, held by approximately 121 shareholders of record.

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

Equity Compensation Plans

We have not yet adopted any stock option or equity compensation plan.

Recent Sales of Unregistered Securities

●	Securities sold – not applicable. (All securities sold as of the date hereof have been sold pursuant to exemptions under Regulation D and were therefore sold as restricted securities).
●	Use of proceeds – not applicable.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None during the year ended June 30, 2010.

ITEM 6:  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the information required by this item.

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

●	our growth strategies;
●	our development and potential acquisition of new facilities;
●	risks related to development and construction activities;
●	anticipated trends in the gaming industries;
●	patron demographics;
●	general market and economic conditions;
●	access to capital and credit, including our ability to finance future business requirements;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;
●	regulatory approvals;
●	competitive environment;
●	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

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

Overview

We own, manage and/or invest in gaming-related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities. We currently have a management agreement with our affiliate, RBMS.  As of June 30, 2010, the Company, RBL and an officer of the Company will own 46.6% of the voting interests of RBMS. The Company has accounted for its investment in RBMS on the equity method as it does not meet all the control requirements to consolidate.

Sale of RBG

On July 1, 2010, the Company and RBL entered into an agreement to sell 100% of the common stock of RBG to Catskill Gaming and Development, LLC (Catskill) for an aggregate consideration of $21,000,000 in cash and the assumption indebtedness of $6,300,000 payable as follows:

(a)
$2,000,000 on or before the first anniversary of the date of the opening for business to the public of a gaming facility under a management agreement between Catskills, as manager, and the Seneca Nation of Indians,

(b)	$2,000,000 on the second anniversary;
(c)	$3,400,000 on the third anniversary;
(d)	$3,400,000 on the fourth anniversary;
(e)	$3,400,000 on the fifth anniversary;
(f)	$3,400,000 million on the sixth anniversary; and
(g)	$3,400,000 on the seventh anniversary.

The Company expects to close the transaction on or before December 31, 2010.

The Dayton casino development project is on hold and, as of June 30, 2009, and We have determined that the recovery of the carrying value is uncertain and have written-off the deferred expenses associated with the acquisition of $233,960. We are currently seeking another similar location in Nevada.

India consists of a 50% interest in Rotate Black India Pvt Ltd., an Indian joint venture. Although We have identified potential properties for acquisition, We do not anticipate an acquisition until new Indian gaming laws are solidified, which is uncertain. As of December 31, 2009, India is on hold and We have determined that the recovery of the carrying value is uncertain and has written-off the investment in the joint venture.

The Company has shifted its major focus of managing and developing of a casino in New York State to the management of the development of a casino in Gulfport, Mississippi.  We have sold our intertest in Rotate Black Gaming, Inc., including our development assets and contract rights to the Seneca project to Catskill Gaming and Development, LLC (‘Catskill’).  Catskill has the resources, relationships and contacts to finalize the project while allowing us the ability to focus on managing the development of the casino project in Gulfport, Mississippi where cash flows and development times have a more foreseeable future.

Results of Operations

Revenue

For the years ended June 30, 2010 and June 30, 2009, we had revenues of $600,000 and $-0-, respectively. Revenues consisted of management fees related to the management agreement with RBMS.

Our revenue for 2010 will not be indicative of future results because the Company previously a development stage entity until March 31, 2010.

 Operating Expenses

Operations for the years ended June 30, 2010 and 2009 are not comparable because, during 2009, the Company was not operational inasmuch as management was pursuing contracts and approvals but not expending capital or incurring expenses while awaiting contracts and approvals.

Operating expenses for the years ended June 30, 2010 and 2009, totaled $2.7 million and $1.9 million, respectively, an increase of $.8 million. Operating expenses consisted primarily of consulting fees, interest expense, write-off impaired assets or investments, legal and accounting expense, salaries, stock based compensation, rent for administrative office space and various general and administrative costs.

General and administrative expenses, were $1.4 million and $.7 million, respectively, an increase of $.7 million,which consisted primarily of fees for outside  legal and consulting services and traveling in connection with the Seneca project development.

Also, in operating expenses for the year ended June 30, 2010  were the write-offs of our investments in the joint venture in India of $139,782 and our LIFE O2 intangible assets of $374,265, as compared to our write-off of our Dayton project’s deferred expensed of $233,960, for the year ended June 30, 2009.  Our management has determined that the fair value was uncertain because the gaming laws in India may not stabilize for two to three years.

Interest expense for the years ended June 30, 2010 and 2009 were $276,900 and $51,703, respectively, an increase of approximately $225,000 resulting primarily from the derivative expense on the note payable – land.

Net losses

Net losses for the years ended June 30, 2010 and 2009 totaled $2.1 and $1.9 million, respectively, an increase of $.2 million. This increase in net loss was attributable to our increased expenses for our Seneca project, offset in part by our management fee revenue.

Noncontrolling interest

Noncontrolling interests for the years ended June 30, 2010 and 2009 were $19,583 and $84,210, respectively.

Liquidity and Capital Resources

At June 30, 2010, we had current assets of approximately $21,000 and current liabilities of approximately $7,000,000 , as compared to current assets of approximately $104,000 and current liabilities of approximately $3.800,000.  Current liabilities increase primarily from the Notes payable – Big Easy and an increase in accounts payable and accrued expenses of approximately $471,000, offset in part by a decrease in loan payable – stockholder of approxamately $650,000.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded management fee income and other futher revenues and by sales of common stock and, to a limited extent, provided by loans from RBL, our major stockholder, until such time that operations will generate sufficient funds to support our development projects.

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

On August 31, 2010, the Company entered into a agreement to engage Citadel Securities, LLC (Citadel) as its non-exclusive financial advisor to provide certain financial advisory services in connection with the financing of its Gulfport, Mississippi casino development project.  The Company will pay fees to Citadel, as follows:

●	4.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project induced to the Company by Citadel;
●	3.00% of the gross proceeds of any debt financing received by the Company or its affiliates in connection with the development project induced to the Company by Citadel;
●
2.00% of the gross proceeds of any equity or debt financing received by the Company or its affiliates in connection with the development project introduced to Citadel by the Company as not defined by the agreement;

●
1.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project introduced to Citadel by the Company as defined by the agreement.

Cash Flows

Cash Flows from Operating Activities.  Net cash used in operating activities was $261,000 for the year ended June 30, 2010 and $971,000 for the year ended June 30, 2009, a decrease of $709,000, resulting primarily from a decrease in net loss, net of noncash adjustments, offset in part  by an increase from unbilled development advances of $543,000.

Cash Flows from Investing Activities.  Net cash used in investing activities was $752,000 and $295,000 for the years ended June 30, 2010 and 2009, respectively, an increase of $457,000, resulting primarily from the purchase of the gaming vessel, net of notes payble of $3,575,000.

Cash Flows from Financing Activities.  Net cash provided by financing activities was $999,000 and $1,281,000, for the years ended June 30, 2010 and 2009, respectively, a decrease of $282,000. The decrease resulted from repayments of loans payments –stockholders, offset in part by sales of the our common stock.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended June 30, 2010. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Consolidated Financial Statements

Investments in 50% or less owned entities without controlling influence by the Company are accounted for using the equity method.  Under the equity method, the Company recognizes its ownership share of the income and losses of the equity entity. The Company has accounted for its investment in RBMS on the equity method as it does not meet all the controlling influence requirements to consolidate.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and, if there is a finite life, will be amortized over their estimated useful lives of each asset as determined by management. Amortization will commence upon the placement of individual assets into service and the initial determination of the lives assigned to each. The Company expects this to occur for the Contract Right upon the effective date of the Development Agreement. As of June 30, 2010, all the Contract Rights had not commenced amortization.

The Company will evaluate the carrying value of the intangible assets for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have been definitive and the Company would have commenced amortization over such useful life.

Contract Rights were valued based management’s forecast of expected future net cash flows, with revenues based on projected revenues under the Development and Management Agreements.

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

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred.

Income (Loss) per Common Share

Basic net income (loss) per share was computed by dividing the net income (loss) for the period by the basic weighted average number of shares outstanding during the period. Diluted net income (loss) per share was computed by dividing the net income (loss) for the period by the weighted average number and any potentially diluted shares outstanding during the period.[

Basic loss per share has been retroactively restated to reflect the reverse stock split.

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

ITEM 8:  FINANCIAL STATEMENTS

Our consolidated financial statements for the years ended June 30, 2010 and 2009 are included as a separate section of this report being on page F-1.

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

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Subsequent to June 30, 2010, we hired a controller under our plan to upgrade our procedures and controls.

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

Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2010 based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2010.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth, as of June 30, 2010, the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has three Directors.

NAME	AGE	POSITION
John Paulsen	47	Chairman and CEO
Dual Cooper	67	President and COO
Dennis Piotrowski	69	Director
Dr. William N. Thompson	69	Director
William J. (Jeff) Marshall	55	Director

John Paulsen.  Mr. Paulsen has been Chief Executive Officer and Director of the Company since August 2008.  Mr. Paulsen has also been managing partner of Rotate Black LLC, a business involved in buying and selling companies, since January 2004.  Mr. Paulsen was also Chief Executive Officer of Solstice Resorts, Inc. Inc., a small public company in the business of gaming resort development, from January 2006 to December 2007.  Prior to his involvement with these companies, Mr. Paulsen held various executive officer positions at various other development companies.  Mr. Paulsen attended Morraine Valley Community College from 1982 to 1985 and Arizona State University from 1985 to 1988.

Dual B. Cooper.  Mr. Cooper has been a director of the Company since May 2009.  Mr. Cooper has been an independent consultant to various gaming companies from July 2005 to January 2006, when he became President and Chief Operating Officer of the Company.  Mr. Cooper served as Chief Operating Officer/general manager of Tulalip Casino, Washington’s largest casino from November 2003 to July 2005.  Prior to his affiliation with this Washington casino, Mr. Cooper held executive positions at the following casinos and casino development companies, among others:  Pechanga Entertainment Center in Temecula, California, Four Queens Hotel and Casino in Las Vegas, Nevada, Pegasus Entertainment, Inc. in Las Vegas, Nevada, Palace Casino, Inc. – Maritime Group Ltd. in Biloxi, Mississippi, Casino Magic, Corp., where he served as President and CEO of the corporation, Grand Casino, Inc., where he served as Executive Vice President of the Southern region, Main Street Station in Las Vegas, Nevada, Bally’s Casino Resort in Las Vegas, Nevada, Ramada Express Hotel and Casino in Laughlin, Nevada, Desert Inn Hotel and Casino in Las Vegas, Nevada, and Harrah’s in Atlantic City, New Jersey.  Mr. Cooper attended Cerritos College from 1963 to 1965.

Dennis Piotrowski.  Mr. Piotrowski was been a director of the Company since May 2009.  Mr. Piotrowski has been an independent consultant to Coast Casinos and various Native American Tribes from January 2005 to January 2006 when he became executive vice president and director of the Company.  Prior to January 2005, Mr. Piotrowski served in various general manager or executive positions with the following casinos:  Caribe Gaming in Aruba, Panama City, and Colorado, the Horseshoe Hotel & Casino in Las Vegas, Nevada, the Silver Nugget Casino in Las Vegas, Nevada, and the Lady Luck Casino in Las Vegas Nevada.  Mr. Piotrowski attended the University of Detroit from 1959 to 1960, the American Institute of Banking from 1962 to 1964 and Wayne State University from 1965 to 1974.

Dr. William N. Thompson.  Dr. Thompson has been a director of the Company since May 2009.  Dr. Thompson received a B.A. from Michigan State University, an M.A. from Michigan State University, and a Ph.D. in Political Science – Public Administration from the University of Missouri-Columbia.  He has been a professor at the University of Nevada, Las Vegas since 1988 and prior to that date; Dr. Thompson held various professorial positions at the University of Nevada, Las Vegas, Troy State, and Western Michigan University.  Dr. Thompson has written extensively on the gaming industry.

William J. (Jeff) Marshall was appointed chief executive officer and a member of our Board of Directors on February 3, 2008.  He has also served as Chairman of the Board since February 2008.  From 2006 to 2008, Mr. Marshall served as Managing Partner of CRT Private Equity, the private equity investment arm of CRT Capital Group which absorbed RockRidge Capital Partners in 2006 which Mr. Marshall was the Founder & Senior Managing Partner from 2002 to 2006. From 1996 to 2002, Mr. Marshall was the Senior Managing Partner at VantagePoint Venture Partners with over $3.5 billion under management and four technology investment funds.  From 1985 to 1996, Mr. Marshall was a Senior Managing Director, Chief Technology Officer and Head of the Communications Technologies Group (CTG) at Bear Stearns, where, in addition to his other duties, he worked with the Corporate Finance and Technology Group advising both public and private companies on financing, mergers and acquisitions and other strategic transactions.  Mr. Marshall was a member of the board of directors of the Securities Industry Association Technology Committee from 1989 to 2005.  He is a graduate of New York University in Finance and Computer Applications and Information Systems (B.S.), and the Harvard Management Program in Strategic Technology and Business Development.

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

Summary compensation table

Name and principal position	Year	Salary	Stock Awards	Total
John Paulsen (CEO since 2006) (1)	2010	$8,253	$0	$8,253
	2009	$76,550	$171,000	$247,550
	2008	N/A	N/A	N/A
Dual Cooper (COO since 2006) (2)	2010	$106,222	$0	$106,222
	2009	$46,249	$171,000	$217,149
	2008	N/A	N/A	N/A

1.	Mr. Paulsen became President and CEO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named Chairman of the Board of Directors.
2.	Mr. Cooper served as COO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named President.

Columns for bonus, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table as all amounts are $0.

Compensation for our officers and directors is based on comparative compensation levels for similar positions and time.

●	Grants of plan-based awards table

There were no grants of plan-based awards during the year to the named individuals.

●	Outstanding equity awards at fiscal year-end table

There were no outstanding equity awards at June 30, 2010, for the named individuals.

●	Option exercises and stock vested table

There were no option exercises or stock vested during the year for the named individuals.

●	Pension benefits

The named individuals are not covered by a pension plan.

●	Nonqualified defined contribution and other nonqualified deferred compensation plans

We do not have a nonqualified defined contribution or deferred compensation plan.

●	Potential payments upon termination or change-in-control

There are no potential payments upon termination or change-in-control for the named individuals.

Compensation of directors

Name	Director Fee Earned or Paid in Cash ($)
John Paulsen	None
Dual Cooper	None
Dennis Piotrowski (1)	None
Dr. William N. Thompson (1)	None
William J. (Jeff) Marshall (1)	None

We do not currently provide for compensation of directors.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there were none.

●	Compensation committee interlocks and insider participation

The outside Directors served on the Compensation Committee.

●	Compensation committee

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of October 29, 2010, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of November 3 2010, there were 16,366,912 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class
Common	Rotate Black, LLC (a)	2,425,973	14.82%
	628 Harbor View Lane
	Petoskey, MI 49770
Common	Shawanga Lodge, LLC	1,832,442	11.20%
	Flaum Management Company, Inc.
	39 State Street, Suite 300
	Rochester, NY 14614

(a)	Company owned by Kelly Paulsen, the wife of John Paulsen, our CEO and Chairman.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of October 19, 2010, the most recent practicable date. As of November 3, 2010, there were 16,366,912 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. There are no options outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class
Common	John Paulsen (a)	2,874,161	17.56%
	932 Spring Street
	Petoskey, Michigan 49770
Common	Dual Cooper (b)	348,651	2.13%
	932 Spring Street
	Petoskey, Michigan 49770
Common	Dennis Piotrowski	280,000	1.71%
	932 Spring Street
	Petoskey, Michigan 49770
Common	Dr. William N. Thompson	16,000	.10%
	932 Spring Street
	Petoskey, Michigan 49770
Common	William J. (Jeff) Marshall	-0-	-0-
	932 Spring Street
	Petoskey, Michigan 49770
Common	All officers and directors as a Group (5 persons)	3,518,812	21.50%

(a)	Chairman and CEO
(b)	President and COO

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR   INDEPENDENCE

We were incorporated in Nevada on August 2, 2006 to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. under a plan of reorganization. On March 31, 2004, BevSystems filed under Chapter 7 of the Bankruptcy Code. All costs of the bankruptcy were paid by RBL, an entity substantially owned by Kelly Paulsen, the spouse of our chief executive officer. Under the reorganization, We issued RBL 1,800,000 shares of our common stock, which we value at $517,256, the amount that RBL advanced on our behalf.

In October 2008, We acquired from RBL: (1) 75% of the outstanding common stock of Rotate Black-Gaming, Inc., (Gaming), (2) all of the assets of a casino development in Dayton, Nevada (Dayton) and (3) a 50% joint venture interest in Rotate Black India Pvt Ltd. (India) in exchange for an aggregate of 8,088,180 shares (retroactively adjusted to reflect the reverse split) of our common stock, which we valued at $3,952,319, the carrying amounts on RBL of the assets and liabilities acquired as of the date of acquisition, as RBL is under common control with Us.

On November 9, 2009, the Company issued 300,000 shares (retroactively adjusted to reflect the reverse split) of common stock to RBL as repayment of loan payable – stockholder of $450,000, $1.50, per share.

On January 19, 2010, the Company issued 25,000 shares (retroactively adjusted to reflect the reverse split) of common stock to RBL as repayment of loan payable –stockholder of $67,500, $2.50, per share

On January 21, 2010, the Company issued 150,000 shares (retroactively adjusted to reflect the reverse split) of common stock to RBL as repayment of loan payable –stockholder of $375,000, $2.50, per share.

On March 15, 2010 the Company issued 20,000 shares (retroactively adjusted to reflect the reverse split) of common stock to RBL as repayment of loan payable –stockholder of $50,000, $2.50, per share.

On April 26, 2010, the Company issued 5,900 shares (retroactively adjusted to reflect the reverse split) of common stock to RBL as repayment of loan payable –stockholder of $7,965, $1.35, per share.

The loan payable-stockholder of $1,026,093, as of June 30, 2010, was due to RBL, consisted primarily of Development Advances paid by RBL, on our behalf and is payable on demand with interest at 12%.

As of June 30, 2010, RBL owned 170 members’ shares of RBMS, an affiliate of ours, which represented 8.4% ownership in RBMS.

As of June 30, 2010, Mr. Cooper owned 41 shares of RBMS, which represented 2% ownership in RBMS.

At June 30, 2010, there was no compensation owed Mr. Paulsen.

At June 30, 2010, there was no compensation owed Mr. Cooper.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

For the fiscal years ended June 30, 2010 and 2009, audit fees for services rendered for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC, including those paid to our predecessor auditor, were as follows:

2010	$178,658
2009	$104,661

All of the audit fees for the year ended June 30, 2009 were to the Company’s previous auditors, except for the audit fee for the year ended June 30, 2009 of $40,000.

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

Exhibits
10.1	Development Agreement between the Seneca Nation of Indians and Solstice International, Inc., dated June 22, 2007, filed herewith

10.2	Management Agreement between the Seneca Nation of Indians and Solstice International, Inc., dated June 22, 2007, filed herewith

10.3	Agreement between Rotate Black Gaming, Inc. and 3D LLC dated November 1, 2009, filed herewith

10.4
Accepted Offer to Purchase between Rotate Black, Inc. and Mark Calvert, Chapter 11 Trustee of Cruise Holdings II, LLC (the “Trustee”), dated January 29, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on February 8, 2010

10.5	Promissory Note from Rotate Black, Inc. to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.2 of Form 10-K filed on February 8, 2010

10.6	Unconditional Guarantee from John Paulsen to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on February 8, 2010

10.7	Letter Agreement between Rotate Black, Inc. and the Trustee, dated April 16, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 27, 2010

10.8	Offer to Purchase and Sale Agreement between Rotate Black, Inc. and Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 16, 2010

10.9	Secured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 16, 2010

10.10	Preferred Mortgage issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on June 16, 2010

10.11	Unsecured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.4 of Form 8-K filed on June 16, 2010

10.12	Unconditional Guaranty from John Paulsen in favor of Cruise Holdings II, LLC, dated June 11, 2010, incorporated by reference from Exhibit 10.5 of Form 8-K filed on June 16, 2010

10.13	Agreement with Catskills Gaming and Development, LLC, dated July 1, 2010, incorporated by reference from Form 8-K filed on July 9, 2009

10.14	Placement Agreement between Capstone Investments and Rotate Black, Inc., dated October 26, 2009 and filed herein.

10.15	Placement Agreement between CRT Capital Corp, LLC and Solstice International, Inc., dated February 12, 2008 and filed herein.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2010.

ROTATE BLACK, INC.

By:	/s/ John Paulsen
John Paulsen, Chairman,
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

November 3, 2010	Chairman, CEO and CFO	/s/ John Paulsen
	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	John Paulsen

November 3, 2010	President, COO and Director	/s/ Dual Cooper
Dual Cooper

November 3, 2010	Director	/s/ Dr. William N. Thompson
Dr. William N. Thompson

November 3, 2010	Director	/s/ Dennis Piotrowski
Dennis Piotrowski

November 3, 2010	Director	/s/ William J. (Jeff) Marshall
William J. (Jeff) Marshall

Rotate Black, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rotate Black, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Rotate Black, Inc. and Subsidiary as of June 30, 2010 and 2009 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended June 30, 2010 and 2009. Rotate Black, Inc. and Subsidiary are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Rotate Black, Inc. and Subsidiary, as of June 10, 2010 and 2009 and the results of its operations and its cash flows for the years ended June 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses since inception, resulting in an accumulated deficit of $4,850,386. This issue raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Most & Company, LLP

Most & Company, LLP

New York, New York
November 3, 2010

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	June 30,	June 30,
	2010	2009
ASSETS

Current Assets
Cash	$1,226	$15,453
Prepaid expenses	20,536	88,902

Total current assets	21,762	104,355

Unbilled development advances	2,331,684	2,069,499
Fixed assets - net	4,286,399	49,179
Contract rights	6,323,884	6,323,884
Intangible assets	-	374,265
Investment in joint venture	-	139,781
Land purchase deposit	8,470,674	7,049,142
Deferred development cost	31,631	-
Deferred financing fee	25,000	-
Security deposit	3,600	3,600

TOTAL ASSETS	$21,494,634	$16,113,705

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,232,444	$1,761,367
Due to affiliate	138,993	-
Note payable - land	-	268,000
Mortgage payable - Big Easy vessel	2,975,000	-
Note payable - Big Easy vessel	600,000	-
Loan payable - stockholder	1,026,093	1,675,932
Note payable - truck - current portion	5,293	5,213

Total current liabilities	6,977,823	3,710,512

Note payable - truck	7,335	12,628
Derivative liability	220,050	-
Contingent liability	62,000	-
Deferred revenues	49,621	47,078
Shares to be issued	-	3,995,467

TOTAL LIABILITIES	7,316,829	7,765,685

STOCKHOLDERS' EQUITY
CONTROLLING INTEREST
Common stock, $0.01 par value, 100,000,000
shares authorized; 16,599,829 and 13,464,366 shares issued and outstanding as of
June 30, 2010 and June 30, 2009,
respectively	165,999	134,644

Additional paid-in capital	17,524,014	9,601,629
Accumulated deficit	(4,850,386)	(2,746,014)

TOTAL ROTATE BLACK, INC.
STOCKHOLDERS' EQUITY	12,839,627	6,990,259

NONCONTROLLING INTEREST	1,338,178	1,357,761

TOTAL STOCKHOLDERS' EQUITY	14,177,805	8,348,020
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$21,494,634	$16,113,705

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended June 30,
	2010	2009
Revenue	$600,000	$-

Operating expenses
Salary expense	145,125	120,171
Stock based compensation	347,361	766,570
General and administrative expenses	1,421,377	741,045
Write-off investment in joint venture	139,782	-
Write-off intangible assets	374,265	-
Write-off deferred expenses	-	233,960
Loss on settlement of accounts payable	19,145	-
Interest expense	276,900	51,703

Total expenses	2,723,955	1,913,449

Net Loss	(2,123,955)	(1,913,449)

Less: Net loss attributable to noncontrolling interest	19,583	84,210

Net loss attributable to Rotate Black, Inc.	$(2,104,372)	$(1,829,239)

Basic and diluted net loss per common share
attributed to Rotate Black, Inc.	$(0.14)	$(0.18)

Basic and diluted average
common shares outstanding	14,681,666	10,096,660

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Stock
	Number of Shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Controlling Interest	Noncontrolling Interest
Balance - June 30, 2008	20	$1	$99	$(100)	$(6,188)	$(6,188)

August 15, 2008 - Common stock issued in
connection with the acquisition of BevSystems	200,000	2,000	55,009	-	-	57,009		-

August 15, 2008 - Common stock issued in
payment of due to stockholder	1,799,980	18,000	494,979	100	-	513,079		-

August 21, 2008 - Common stock issued in
connection with employment agreements	1,660,000	16,600	456,500	-		473,100		-

August 27, 2008 - Common stock issued in
connection with services rendered	922,000	9,220	253,550	-	-	262,770		-

October 3, 2008 - Purchase of Rotate Black
Gaming, Inc.	5,312,000	53,120	4,272,793	-	(910,587)	3,415,326		$1,441,971

October 7, 2008 - Purchase of Dayton assets	1,096,180	10,962	208,192	-	-	219,154

October 7, 2008 - Purchase of interest in joint
venture	1,680,000	16,800	119,321	-	-	136,121		-

November 16, 2008 - Common stock issued in
connection with consulting agreement	20,000	200	5,500	-	-	5,700		-

November and December, 2008 - Common stock
sold for cash	22,800	228	56,772	-	-	57,000		-

December 23, 2008 - Common stock issued in
payment of due to stockholder	9,651	97	2,655	-	-	2,752		-

January, February and March, 2009 - Common
stock sold for cash	57,000	570	284,430	-	-	285,000		-

January 2, 2009 - Common stock issued in
connection with consulting agreement	10,000	100	24,900	-	-	25,000		-

May 11, 2009 - Common stock issued in
connection with land purchase	630,735	6,307	3,147,368	-	-	3,153,675		-

April, May and June, 2009 - Common	44,000	440	219,560	-	-	220,000		-
stock sold for cash

Net loss attributable to noncontrolling
interest since acquisition	-	-	-	-	-	-		(84,210)

Net loss attributable to controlling interest	-	-	-	-	(1,829,239)	(1,829,239)	$

Balance at June 30, 2009	13,464,366	134,644	9,601,629	-	(2,746,014)	6,990,259		1,357,761

September 15, 2009 - Common stock issued in
connection with consulting agreement	15,000	150	74,850	-	-	75,000		-

July, August and September, 2009 - Common
stock sold for cash	60,000	600	299,400	-	-	300,000		-

October 21, 2009 - Common stock issued for
Shawanga land contract	779,093	7,791	3,887,676	-	-	3,895,467	-

November 9, 2009 - Common stock issued for
Shawanga land purchase anti-dilution rights	70,000	700	349,300	-	-	350,000	-

November 9, 2009 - Common stock issued in
connection for services	20,000	200	99,800	-	-	100,000	-

November 9, 2009 - Common stock issued for
settlement of note payable	132,000	1,320	328,680	-	-	330,000	-

October, November and December, 2009 - Common
stock sold for cash	242,186	2,422	511,509	(198,961)	-	314,970	-

December, 2009 - Collections of stock
subscriptions	-		-	125,961	-	125,961	-

January 19, 2010 - Common stock issued for
payment on shareholder loan	25,000	250	62,250	-	-	62,500

January 21, 2010 - Common stock issued for
payment on due to stockholder	150,000	1,500	373,500	-	-	375,000

January, 2010 - Collections of stock				73,000	-	73,000
subscriptions	-		-

March 15, 2010 - Common stock issued for
payment on shareholder loan	20,000	200	49,800	-	-	50,000

March 16, 2009 - Common stock issued for
Shawanga land purchase anti-dilution rights	208,613	2,086	519,446	-	-	521,532

April and May, 2010 - Common stock sold for cash	430,000	4,300	361,200	-	-	365,500

April 1, 2010 - Common stock issued for
settlement of accounts payable	40,000	400	40,600	-	-	41,000

April 21, 2010 - Common stock issued in
connection for services	61,200	612	75,888	-	-	76,500

April 21, 2010 - Common stock issued for
payment on shareholder loan	5,900	59	7,906	-	-	7,965

May 12, 2010 - Common stock issued for
Shawanga land purchase anti-dilution rights	500,000	5,000	545,000	-	-	550,000

May 21, 2010 - Common stock issued for
payment on due to stockholder	77,353	774	72,710	-	-	73,484

May 28, 2010 - Warrants granted for services	-		11,610			11,610

June 8, 2010 - Common stock issued for
settlement of accounts payable	200,000	2,000	168,000	-	-	170,000

June 28, 2010 - Common stock issued in
connection for services	99,118	991	83,260	-	-	84,251

Net loss attributable to noncontrolling interest							(19,583)

Net loss attributable to controlling interest	-	-	-	-	(2,104,372)	(2,104,372)

Balance at June 30, 2010	16,599,829	$165,999	$17,524,014	$-	$(4,850,386)	$12,839,627	$1,338,178

See notes to financial statements

 ROTATE BLACK, INC. AND  SUBSIDIARY
 CONSOLIDATED  STATEMENT OF CASH FLOWS

	Year End June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,104,372)	$(1,829,239)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	347,361	766,570
Write-off of investment in joint venture	139,782
Write-off of intangible assets	374,265	-
Write-off of deferred expenses	-	233,960
Depreciation and amortization	33,146	16,496
Loss on settlement of accounts payable	19,142	-
Noncontrolling interest	(19,583)	(84,210)
Changes in assets and liabilities:	-	-
Accounts receivable - other	-	3719
Prepaid expenses	26,503	17,094
Unbilled development advances	(262,185)	(805,187)
Accounts payable and accrued expenses	761,283	697,007
Due to affiliate	138,993	-
Derivative liability	220,050	-
Contingent liability	62,000	-
Deferred revenues	2,543	13,261

Net cash used in operating activities	(261,072)	(970,529)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in BevSystems and increase in
deferred acquisition costs (net of
the issuance of common stock of $57,009	-	(228,151)
Purchases of fixed assets (net of notes payable of $2,975,000
and $600,000 in 2010 of $20,800 in 2009)	(695,366)	(44,875)
Security deposit	-	(3,600)
Investment in joint venture	-	(3,660)
Increase in deferred development costs	(31,631)	(14,806)
Increase in deferred financing fee	(25,000)	-

Net cash used in investing activities	(751,997)	(295,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	(150,374)	722,033
Proceeds from sales of common stock	1,179,431	562,000
Payment of note payable	(25,000)	-
Payments of note payable - truck	(5,213)	(2,959)

Net cash provided by financing activities	998,844	1,281,074

Net increase (decrease) in cash	(14,225)	15,453

Cash, beginning of period	15,453	-

Cash, end of period	$1,228	$15,453

Noncash Transaction
Acquisition of Gaming, Dayton and India		$3,952,319

Deposit on land (net of shares issued and to be issued)	$1,421,532	$7,049,142

Issuance of common stock in payment of due to stockholder	$572,949

Issuance of common stock in payment of note payable	$330,000

Issuance of common stock in payment of accounts payable	$211,000

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

On March 31, 2004, BevSystems filed under Chapter 7 of the Bankruptcy Code and, on April 15, 2006, filed a plan of reorganization under Chapter 11 of the Bankruptcy Code. The Plan provided for the Company to: (1) purchase the intangible assets of BevSystems, (2) pay creditors opting out of the common stock settlement, (3) pay all legal and other cost of the Plan (4) issue 200,000 shares of common stock of the Company (10%) to the balance of the creditors and issue 1,800,000 shares of common stock of the Company (90%) to Rotate Black, LLC (RBL), an entity substantially owned by an officer of the Company and family members. The Company was also required to provide an escrow fund for future operations of $200,000. All outstanding equity shares of BevSystems were cancelled. All requirements under the Plan have been met.

The shares issued to the creditors were valued at $.285, per share, the value of the shares issued to the 90% stockholder for their purchase price of $513,079.

The aggregate purchase price, including the shares issued to the creditors, consisted of the following:

Purchase of intangible assets of Bevsystems	$175,000
Cash payments to creditors	10,000
Shares issued to creditors	57,009
Legal and other expenses	132,256
Cash Escrow	200,000

$574,265

The Company recorded the purchase of BevSystems under the purchase method of accounting and allocated the aggregate purchase price, as follows:

Cash in escrow	$200,000
Intangible assets	374,265

$574,265

Prior to August 15, 2008, all activity prior thereto has been charged to operations. On April 1, 2010, the Company commenced operations under the Big Easy management agreement and is no longer a development stage company.

Acquisitions

In October 2008, the Company acquired: (1) 75% of the outstanding common stock of Rotate Black-Gaming, Inc., (Gaming), (2) all of the assets of a casino development in Dayton, Nevada (Dayton) and (3) a 50% joint venture interest in Rotate Black India Pvt Ltd. (India) in exchange for 5,312,000, 1,096,180 and 1,680,000 shares of common stock of the Company, respectively, from RBL.

The acquisitions have been recorded at the carrying amounts on RBL of the assets and liabilities acquired as of the date of acquisition, as RBL is under common control with the Company. The statement of operations has been presented as if the acquisition had occurred at the beginning of the reporting of the acquisition and all prior periods from inception.

Gaming

The purchase price of Gaming of $4,325,913 has been allocated as follows:

Development advances	$1,411,511
Other current assets	3,992
Land	556,000
Contract rights	5,767,884
Accounts payable and accrued expenses	(1,229,570)
Loan payable - stockholder	(1,411,941)
Note payable	(268,000)
Deferred revenue	(33,817)
Deficit	971,825
5,767,884

Less: Noncontrolling interest	(1,441,971)

$4,325,913

Gaming is under contract to develop and manage a world-class destination casino resort in Sullivan County, New York. Gaming has acquired the property and completed all design layouts.

On July 1, 2010, the Company has entered in to an agreement to sell all of its shares in RBG (Note 20)

Dayton

The purchase price of Dayton of $219,154 has been allocated to deferred expenses and includes predevelopment expenses as of the date acquired. The Company plans to develop a casino in Dayton Nevada. During the year ended June 30, 2009, the Company entered into a cancellable agreement to purchase land in Dayton for this casino project and in September 2009 cancelled the land purchase agreement due to excessive land preparation costs on this property and the declining market in Dayton.

As of June 30, 2009, the Dayton casino development project is on hold and the Company has written-off the deferred expenses of $233,960.

India

The purchase price of India of $136,121 has been allocated to investment in joint venture and includes all the investment of RBL as of the date acquired. Although the Company has identified potential properties for acquisition, it does not anticipate an acquisition until new Indian gaming laws are solidified and, therefore, has written-off the investment expense of $136,121.

Big Easy Gaming Vessel

On May 28, 2010, the Company, RBL and an officer of the Company formed Rotate Black MS, LLC (RBMS), a limited liability company, to own, develop and manage the operations of a dockside casino in Gulfport, Mississippi.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and the subsidiary.

The Company records adjustments to noncontrolling interest for the allocable portion of income or loss that the noncontrollling interest holders are entitled based upon their portion of certain of the subsidiaries that they own. Distributions to holders of noncontrolling interests are adjusted to the respective noncontrolling interest holders’ balance.

The Company suspends allocation of losses to noncontrolling interest holders when the noncontrolling interest balance for a particular noncontrolling interest holder is reduced to zero. Any excess loss above the noncontrolling interest holders’ balance is not charged to noncontrolling interest as the noncontrolling interest holders have no obligation to fund such losses.

Investments in 50% or less owned entities without controlling influence by the Company are accounted for using the equity method.  Under the equity method, the Company recognizes its ownership share of the income and losses of the equity entity.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain amounts for prior years have been reclassified to conform to 2010 financial statement presentation.

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

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and, if there is a finite life, will be amortized over their estimated useful lives of each asset as determined by management. Amortization will commence upon the placement of individual assets into service and the initial determination of the lives assigned to each. The Company expects this to occur for the Contract Right upon the effective date of the Development Agreement. As of June 30, 2010, all the Contract Rights had not commenced amortization.

The Company will evaluate the carrying value of the intangible assets for impairment at least annually or upon the occurrence of an event which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have been definitive and the Company would have commenced amortization over such useful life.

Contract Rights were valued based management’s forecast of expected future net cash flows, with revenues based on projected revenues under the Development and Management Agreements.

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred.

Development advances are the funds advanced by the Company for necessary costs in advance of the facility loan for the Seneca Nation (Note 6) which include expenses for legal, engineering and architectural fees and have been capitalized. A development fee of 2.5% of total development costs will be paid to the Company for services rendered pursuant to the Development Agreement and are in addition to the amounts advanced to cover the development costs.

The Development Advances and the development fee are being deferred and will be billed upon the closing of the financing.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Common stock equivalents are valued using the Black-Scholes Option-Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock.

The Company had limited trading through March 31, 2010 and used recent sales of shares of common stock to value share-based compensation and other issuances of shares. Effective April 1, 2010, the Company began using the closing trading price.

In accordance with EITF 96-18, the Company determines the fair value of the share-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measureable. If the fair value of the equity instruments issued is used, it is measured using the stock price and other measurement assumptions as of the earlier of either the date at which a commitment for performance to earn the equity instrument is reached or the date the performance is complete.

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period and are included in operations.

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

For the years ended June 30, 2010 and 2009, there were no significant potentially dilutive securities.

Basic loss per share has been retroactively restated to reflect the reverse stock split (Note 20).

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

Leases

Rent expense is recognized on the straight-line basis over the term of the lease.

Recent Accounting Pronouncements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (ASC 820). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and become effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not anticipate adoption of this update to have a material effect on the consolidated financial statements.

In January 2010, the FASB issued Update No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“2010-02”), an update of ASC 810 the Consolidation. ASU 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. If an entity has previously adopted SFAS 160, the amendments in this update are effective beginning in the first interim or annual reporting period on or after December 15, 2009. The Company does not anticipate adoption of this update to have a material effect on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $4,850,386 and negative working capital of $6,956,061 as of June 30, 2010 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plans to resolve these issues includes the commencement of management fees from the Big Easy Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell unregistered stock to investors and borrow from its principle stockholder to continue operations.

4.  PROPERTY AND EQUIPMENT

As of June 30, 2010 and 2009, property and equipment consisted of the following:

	2010	2009
Gaming vessel	$4,264,500	$-
Truck	39,761	39,761
Furniture and fixtures	8,490	8,490
Office equipment	23,290	17,424

	4,336,041	65,675

Less accumulated depreciation	(49,642)	(16,496)

	$4,286,399	$49,179

On June 10, 2010, the Company purchased The Big Easy, a gaming vessel for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of 414,500 and cash of $275,000. The Secured Note is collateralized by the gaming vessel and both notes are guaranteed by an officer of the Company. The Secured Note is payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. As of September 17, 2010, both notes are in default and the interest rate was increased to 20%, per annum.

As required by the borrowing facility of RBMS, upon closing, RBI will sell the gaming vessel to
RBMS, at a purchase price equal to the carrying value on RBI. RBI is required to use the proceeds to pay off the Secured Note and interest thereon, to allow RBMS to collateralize the gaming vessel under the borrowing facility.

For the years ended June 30, 2010 and 2009, depreciation expense was $33,146 and 16,496, respectively.

5.  INTANGIBLE ASSETS

The intangible assets acquired under the Plan consisted of a license of patents, pending patents, trade secrets, know-how and other intangibles of Life O2 Oxygenated Water (Life O2), valued at $374,265, which were assigned to the Company under the Plan. The license grants the Company the exclusive worldwide (as defined), irrevocable, perpetual, royalty-free right to all the intangible assets for use in the production, marketing, distribution, sublicensing and sale of Life O2, subject to certain previously granted licenses, and only for human consumption. The Company has the right to assign the rights under the license to any corporate successor by way of merger, etc.

The Company is entitled to sublicense, exclusively or not, or to subcontract the manufacture of products under the license. The existing License and Trademark Bottling Agreement has been cancelled and the Company is currently arranging another similar license and bottling arrangements.

Prior to filing for reorganization, BevSystem had revenues and profits from Life O2. The Company anticipates sublicensing the license in territories worldwide. Based on management's estimate of cash flows expected from such a licensing arrangement, as compared to a similar distributor, management believes that the future cash flows are in excess of the value allocated to the license in the purchase price and has determined that there is no impairment of the Life O2 licenses and patents as of June 30, 2009

As of the June 30, 2010, the Company has not arranged a similar license and bottling arrangement the Life O2 and the project is on hold. The Company has determined that the carrying amount has been impairment and wrote-off of the intangible assets.

6.  CONTRACT RIGHTS

Contract rights consisted of the various rights acquired under the Development and Management Agreements acquired from RBL. It is composed of $2,520,000 in contacts rights acquired by RBL and $3,247,884 in draws from an asset-backed lending agreement used to finance the expenses associated with acquiring the Development and Management Agreements. In addition, $556,000 represents the cost of the land for the gambling facility which was transferred to the Seneca Nation without compensation by Gaming. The total contract rights as of June 30, 2010 were $6,323,884.

In accordance with SFAS 142-3, in determining the useful life of the assets for amortization, the Company will consider the period of expected cash flows adjusted by the Company's expected use of the asset. The Company is not currently amortizing the contract rights as they are deemed to be inactive since they are not yet producing a cash flow.

Management believes that when the financing of the gaming facility is in place, the Development Advances, $2,331,684 as of June 30, 2010, will be billed, the development fee will be billed, and the Company will commence profitable operations. At this point, the contract rights will be amortized over its useful life.

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

Under the terms of the Development Agreement, the Company is responsible for arranging a limited recourse loan or other arrangements to finance the Facility in an aggregate principal amount of up to $350,000,000. The proceeds of the loan are to be used exclusively for the development, design, construction, furnishing and equipping of the Facility, for start-up and working capital and reimbursing the Company for development advances. Development advances are the funds advanced by the Company for necessary costs in advance of the facility loan. In accordance with the Development Agreement, development costs include the costs of the design, construction, furnishing and equipping of the Facility and such other costs incurred by the Company or by the Nation to advance the conclusion of the project, including consultant and attorney fees and costs. According to the Agreement, funds advanced as development costs, together with the development fee, will constitute the initial principal of the development loan and the funds advanced by the Company as developer will be reimbursed from the proceeds of the Facility Loan.

The funds expended under the Development Loan are subject to authorization by a Business Board of the Nation and the financing will not exceed $350,000,000, exclusive of interest.

A development fee of 2.5% of total development costs will be paid to the Company for services rendered pursuant to the Development Agreement and are in addition to the amounts advanced to cover the development costs.

As of June 30, 2010, unbilled Development Advances were $2,331,684, including $297,220 in interest in addition to $49,621 of developer fees, which have been deferred, are not subject to uncertainty with respect to collection upon closing of the financing. The Development Advances will be billed upon the closing of the financing.

In October, 2007, as amended, Gaming acquired land in exchange for $556,000, payable $288,000 in cash and the issuance of a note in the amount of $268,000, payable on August 15, 2009, as extended, with interest payable at 18%, per annum. As of June 30, 2009, accrued interest payable on the loan of $70,116 was included in accounts payable and accrued expenses. The Company had not made the payment and had arranged to pay off the loan in monthly payments of $25,000. In August 2009, the Company made a payment of $25,000 against the note.

On November 1, 2009, the Company issued 132,000 shares of common stock in full repayment of the note payable of $243,000 and accrued interest thereon of $87,000, $2.50, per share. The number of shares and price per share are subject to adjustment for stock splits, dividends, exchanges and consideration received by stockholders in the event of an acquisition of the Company by another entity, and dependent on the performance of the stock prices, as defined. In addition, for one year and under certain conditions, the Company could be liable for certain market loss on these shares, as defined.

As of June 30, 2010, the Company has accrued $220,000 for the potential issuance of 264,180 shares of common stock, valued at of $0.83, per share.

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

Land Purchase

On May 26, 2009, the Company entered into an agreement to acquire additional real property in Sullivan County, New York. The purchase price for the property was 1,409,828 shares of common stock of the Company, $1,750,000 in cash on escrow and $1,750,000 in cash upon closing. On May 11, 2009, the Company issued 630,735 shares of common stock and RBL transferred, on behalf of the Company, 779,093 shares of the Company’s common stock to the seller, both being held in escrow, as a deposit under the agreement. The shares were valued at $7,049,142, $5.00, per share.

In October 2009, the Company issued 779,093 shares of common stock to RBL.

On November 9, 2009, March 16, 2010 and May 21, 2010, the Company issued 70,000 (valued at $350,000, $5.00, per share), 208,613 (valued at $521,532, $2.5, per share) and 500,000 (valued at $550,000 $1.10, per share) shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement.

7. BIG EASY MANAGEMENT AGREEMENT

On October 27, 2010, the Company entered into a management agreement (Big Easy Management Agreement), effective April 1, 2010 for a period of 99 years.  The Company, as manager, will manage all the operations, of the Big Easy gaming facility, including all gaming, food, beverages, gifts, hotels, parking, resorts, etc. The management fee is payable: (1) $200,000, per month, (2) then upon commencement of the gaming operations  $250,000, per month, and (3) then achieving certain earnings, as defined,  $300,000, per month.

The Manager is entitled to appoint two directors out of the five directors on the RBMS Board of Directors.

8.  INVESTMENT IN JOINT VENTURE

Investment in joint venture consisted of a 50% interest in India.  The financial statements of India are as follows:

As of June 30, 2010, the balance sheet of India was as follows:

Total Assets	$	None
Capital Contribution		272,242
Deficit		(272,242)

Total assets and liabilities	$	None

For the period October 7, 2008 through June 30, 2010, the investment in India was inactive.

As of December 31, 2009, the Company determined that the recovery of the carrying value of the investment in India was uncertain and wrote-off the investment in the joint venture of $136,121.

As of June 30, 2010, the India casino development project is on hold.

9.  INVESTMENT IN RBMS

As of June 30, 2010, RBMS is in the process of formation and on upon completion, the Company, RBL and an officer of the Company will own 46.6% of the voting interests. The Company has accounted for its investment in RBMS on the equity method as it does not meet all the control requirements to consolidate.

As of June 30, 2010, the condensed balance sheet of RBMS was as follows:

Development costs	$1,150,018
Due from RBI	138,994
Stock subscriptions receivable	560,000

Total Assets	$1,849,012

Current liabilities	$174,012
Members’ equity	1,675,000

Total assets and liabilities	$1,849,012

On May 16, 2010, RBMS entered into a term sheet to borrow up to $15,000,000 for the Big Easy gaming facility, with interest at 15%, per annum, payable monthly over three years. The lender will receive a fee equal to a 40% interest in RBMS, subject to a reduction of 10%, if certain earnings are achieved, as defined. RBI has guaranteed the borrowing. The lender shall appoint two directors.

10.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  Rent is payable in advance, in annual installments. The initial year’s rent is $46,200, increasing as defined. The Company has an option to extend the lease for an additional three-year period.

As of June 30, 2010, $26,053 of the second year’s rent was included in accrued expenses.

11.  LOAN PAYABLE – STOCKHOLDER

As of June 30, 2010, loan payable - stockholder primarily consisted of development advances incurred by RBL, a company under common control, on behalf of the Company and is payable on demand, with interest at 12%, per annum.

12.  NOTE PAYABLE - TRUCK

On September 10, 2008, the Company borrowed $20,800 to purchase a truck. The note is payable in 48 equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

As of June 30, 2010, minimum annual payments under the loan are,:

2011	$5,293
2012	5,800
2013	1,535

$12,628

13.  COMMON STOCK

On August 2, 2006, the Company issued 20 shares of common stock under a stock subscription receivable for $100 which was paid in August 2008.

On August 2, 2006, the Company authorized 100,000,000, $0.01, par value, shares of common stock.

On August 15, 2008, the Company issued 1,799,980 shares of common stock to RBL in payment of due to stockholder of $513,079, $.285, per share.

On August 21, 2008, the Company issued an aggregate of 1,660,000 shares common stock to four officers and an employee of the Company as a one-time incentive in connection with their employment agreements.  The shares were valued at $473,100, $0.285, per share, the value of the shares issued on August 15, 2008, and were charged to operations.

On August 27, 2008, the Company issued an aggregate of 922,000 shares of common stock to three individuals for services rendered. The shares were valued at $262,770 ($0.285, per share); the value of the shares issued August 15, 2008 and were charged to operations.

On November 16, 2008 the Company entered into an agreement with a capital markets consultant in exchange for a finder’s fee equal to 10% of the capital the consultant may raise for the Company, payable 5% in cash and 5% in equity. In addition, in March 2009, the Company issued 20,000 shares of common stock as a commencement bonus, valued at $5,700.

On December 23, 2008, the Company issued 9,657 shares of common stock to RBL in payment of due to stockholder, valued at $2,752, $.285, per share.

In November and December 2008, the Company sold an aggregate of 22,800 shares of common stock to private investors for an aggregate of $57,000, $2.50, per share.

On January 2, 2009, the Company issued 10,000 shares of common stock for legal services, valued at $25,000, $2.50, per share.

In January, February and March 2009, the Company sold an aggregate of 57,000 shares of common stock to investors for $285,000, $5.00, per share.

In April, May and June, 2009, the Company sold an aggregate of 44,000 shares of common stock to investors for $220,000, $5.00, per share.

In July, August and September, 2009, the Company sold an aggregate of 60,000 shares of common stock to investors for $300,000, $5.00, per share.

On September 15, 2009, the Company issued to a consultant, 15,000 shares of common stock for services rendered, valued at $75,000, $5.00, per share.

In November 2009, the Company issued to a consultant, 20,000 shares of common stock for professional services valued at $100,000, $5.00, per share.

In November 2009, the Company sold 17,000 shares of common stock for $85,000, $5.00, per share to a private investor.

On November 9, 2009, the Company issued 70,000 shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement, which the Company has valued at $350,000, $5.00 per share.

On November 9, 2009, the Company issued 150,000 shares of common stock to RBL as repayment of loan payable – stockholder of $350,000, $2.50, per share.

In November 2009, the Company sold 133,180 shares of common stock for $199,694, $1.50 per share to an investor.

In December 2009, the Company sold an aggregate of 92,000 shares of common stock to investors for $229,970, $2.50, per share.

On January 19, 2010, the Company issued 25,000 shares of common stock to RBL as repayment of loan payable –stockholder of $62,500, $2.50, per share.

On March 15, 2010, the Company issued 20,000 shares of common stock to RBL as repayment of loan payable –stockholder of $50,000, $2.50, per share.

On March 16, 2010, the Company issued 208,612 shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement, which the Company has valued at $521,532, $2.50, per share.

On April 1, 2010 the Company issued 40,000 shares of common stock in payment of accounts payable of $41,000, $01.025, per share.

 On April 21, 2010, the Company issued to 61,200 shares of common stock for legal services, valued at $76,500, $1.25, per share.

On April 26, 2010, the Company issued 5,900 shares of common stock to RBL as repayment of loan payable –stockholder of $7,965, $1.35, per share.

On April 26, 2010, the Company sold in aggregate 320,000 shares of common stock to investors for $272,000, $0.85, per share.

On May 12, 2010, the Company issued 500,000 shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement valued at $550,000, $1.10, per share.

On May 21, 2010, the Company sold 110,000 shares of common stock for $93,500, $.85, per share, to an investor.

On May 21, 2010, the Company issued 77,352 shares of common stock for due shareholders valued at $73,485, $0.95, per share.

On May 27, 2010 the Company issued 99,119 shares of common stock for legal services valued at $84,251, $0.85, per share.

On June 8, 2010 the Company issued 200,000 shares of common stock in payment for accounts payable. In accordance with the agreement, the vendor will sell the shares at an advantageous price and offset the liability of $202,000. At the time of issue, the Company's stock was trading at $0.85, per share and, as of June 30, 2010, the stock price was trading at $0.70 The Company has recorded a contingent liability of $62,000 as of June 30, 2010 to recognize the possibility of a loss on the settlement of the accounts payable.

Warrants

On May 28, 2010 the Company granted a warrant to purchase 20,000 shares of the Company's common stock to a consultant for services rendered. The warrant is exercisable at $0.85 and was valued at $11,610 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.95, the risk free interest rate, 2.10% and the expected volatility of 69.81%.

Share-based compensation

For the year ended June 30, 2010, share-based compensation issued in exchange for consulting and legal services, consisting entirely of restricted stock awards and warrants was as follows:

	Number of Shares	Fair Value
Legal services	160,319	$160,000
Consulting agreement	35,000	175,000
Consulting agreement - warrants		11,610

Total	195,319	$347,361

These costs are included in stock-based compensation expense on the statement of operations and as an adjustment to reconcile net loss to net cash used in operating activities on the statement of cash flows.

Reserved Shares

As of June 30, 2010, the Company has reserved the following shares of its common stock:

Legal services	160,000
Warrants	20,000
Note Payable	264,180

444,180

14.  NONCONTROLLING INTEREST

Noncontrolling interest of RBG was as follows:

	2010	2009
Beginning of the year	$1,357,761	S
Noncontrolling interest upon acquisition			1,441,971
Loss allocable to noncontrolling interest	(19,583)		(84,210)

End of the year	$1,338,178		$1,357,761

15.  INCOME TAXES

The Company and its subsidiary file separate tax returns as they are unable to file consolidated tax returns. The Company and its subsidiary have not filed income tax returns for the years ended June 30, 2010 and 2009 and anticipates no significant income tax expenses as a result of these filings.

As of June 30, 2010, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

As of June 30, 2010, the Company has net operating loss carry forwards of approximately $2,995,000 to reduce future Federal and state taxable income through 2030.

As of June 30, 2010, realization of the Company’s deferred tax assets of $1,489,000 were not considered more likely than not and, accordingly, a valuation allowance of $1489,000 has been provided.

As of June 30, 2010 and 2009, components of deferred tax assets were as follows:
	2010	2009
Write-off of investment of joint venture, intangible assets and deferred expenses	$200,000	$91,000

Other	17,000	12,000
Net operating loss	585,000	583,000

	802,000	686,000

Allowance	(802,000)	(686,000)

	None	None

                For the years ended June 30, 2010 and 2009 deferred income tax expense consisted of the following:

	2010	2009
Write-off of investment of joint venture, intangible assets and deferred expenses	$292,000	$91,000
Other	29,000	12,000
Net operating loss	1,168,000	583,000

	1,489,000	686,000

Valuation allowance	(1,489,000)	(686,000)

	None	None

16.  FINANCING ARRANGEMENT

On October 26, 2009, the Company entered into an agreement with a placement agent (Agent) for a proposed offering (Offering) up to $12,500,000 of debt obligations or other financings, on a best-efforts basis.

The Company will pay fees to the Agent, as follows:

Nonrefundable retainer of $25,000, paid as of June 30, 2010, to be credited against expenses due of the Offering;

6% of the maximum amount of any debt securities, including the face value of any committed line of credit, payable at closing;

A warrant to purchase common shares of the Company equal to 3% of (1) the number of shares issued in an equity financing and (2) any maximum credit available in any debt obligation divided by the closing price of the Company's stock price on the day of closing, as defined. The warrant will be exercisable at the minimum exercise price of any warrants received by investors in the financing or, in the absence of any warrant issuance, the closing price for the common stock of the Company on the day of the closing for five years.

On April 26, 2010, in connection with the proposed secured and equity financing arrangement the Company entered into an agreement for legal services for $5,000 in cash and the issuance of 30,000 shares of common stock, payable upon signing and an additional $55,000 in cash from the proceeds of the secured financing arrangement and $35,000 from the proceeds of the equity financing arrangement.

17. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000.

A complaint has been filed against the Company, RBL and others in the amount of $5,000,000 pursuant to the termination of a development agreement for Dayton. The company and RBL have filed a counterclaim for damages related to the project. Although the matter is in its early stages, the Company believes that the action is without merit and intends to defend itself against this action.

The Company is exposed to various risks of loss related to theft, damage or destruction of assets, general liability and errors or omissions. The Company purchases commercial insurance to cover these risks and retains minimal risk through reduced deductibles. To mitigate certain risks, the Company also monitors the financial condition of the banking institutions, and cash in excess of operating needs are transferred to securities and other investments on a regular basis.

18. PURCHASE OPPORTUNITIES

On August 15, 2009, the Company entered into an agreement with Sage Gaming and Entertainment to acquire the purchase opportunities (Purchase Opportunities) of Big Easy Gaming vessel and Panama City International Casino. The parties have canceled the terms of the original agreement and currently revising the existing terms. The Purchase Opportunities include contact information, work product and due diligence to date on these certain casino properties.

19.  ADOPTION OF ACCOUNTING POLICIES

During the year ended June 30, 2010, the Company adopted the following accounting pronouncements without a material impact on the financial statements.

 In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, “Subsequent Events” (ASC 85). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and becomes effective upon issuance, February 24, 2010.

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

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS 16”).  FAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1”), FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption.

Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141), which replaced SFAS No. 141, “Business Combinations”, establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies.  SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

Financial Staff Position (FSP) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, amended and clarified SFAS 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

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

FASB No. 160. “Non-controlling Interest in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS 16), establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests).  SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value.  SFAS 160 also requires reporting any non-controlling interests as a separate component of stockholders’ equity and presenting any net income allocable to non-controlling interests and net income attributable to stockholders of the Company separately in its consolidated statements of income.

20.  SUBSEQUENT EVENTS

Sale of RBG

On July 1, 2010, the Company and RBL entered into an agreement to sell 100% of the common stock of RBG to Catskill Gaming and Development, LLC (Catskill) for an aggregate consideration of $21,000,000 in cash and the assumption indebtedness of $6,300,000 payable as follows:

(a)
$2,000,000 on or before the first anniversary of the date of the opening for business to the public of a gaming facility under a management agreement between Catskills, as manager, and the Seneca Nation of Indians,

(b)	$2,000,000 on the second anniversary;
(c)	$3,400,000 on the third anniversary;
(d)	$3,400,000 on the fourth anniversary;
(e)	$3,400,000 on the fifth anniversary;
(f)	$3,400,000 on the sixth anniversary; and
(g)	$3,400,000 on the seventh anniversary.

The Company expects to close the transaction on or before December 31, 2010.

Financing Agreement

On August 31, 2010, the Company into a placement agreement with Citadel Securities, LLC (Citadel), as its non-exclusive financial advisor, to provide certain financial advisory services in connection with the financing of its Big Easy casino development project. The Company will pay fees to Citadel, as follows:

●	4.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project induced to the Company by Citadel;
●	3.00% of the gross proceeds of any debt financing received by the Company or its affiliates in connection with the development project induced to the Company by Citadel;
●
2.00% of the gross proceeds of any equity or debt financing received by the Company or its affiliates in connection with the development project introduced to Citadel by the Company as not defined by the agreement;

●
1.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project introduced to Citadel by the Company as defined by the agreement.

Reverse Stock Split

On July 19, 2010, the Company amended its articles of incorporation, effective August 2, 2010, to affect a one-for-five reverse split by combining every five outstanding shares of common stock into one share of common stock, without a change to authorized shares or par value. All share and per share amounts have been retroactively restated.

Issuance of Shares

During August to October 2010, the Company issued an aggregate of 129,217 shares of common stock in payment for legal services rendered valued at $116,634, $0.85 to $1.25, per share.

On September 28, 2010, the Company borrowed $10,000 from a stockholder and issued 15,000 shares of common stock as interest on the loan.