Form 10-Q
period 2010-09-30
ROTATE BLACK INC
filed 2010-11-22
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

At November 18, 2010, 17,346, 784, shares of the registrant’s common stock (par value of $0.001) were outstanding.

ROTATE BLACK, INC.
FORM 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$1,016	$1,226
Due from RBMS	278,777	-
Prepaid expenses	138,487	20,536

Total current assets	418,280	21,762

Unbilled development advances	2,352,925	2,331,684
Fixed assets - net	4,227,580	4,286,399
Contract rights	6,323,884	6,323,884
Land purchase deposit	8,470,674	8,470,674
Deferred development cost	32,267	31,631
Deferred financing fee	25,000	25,000
Security deposit	3,600	3,600

TOTAL ASSETS	$21,854,210	$21,494,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,402,086	$2,232,444
Loan payable	15,000	-
Due to RBMS	-	138,993
Note payable - insurance	86,600	-
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Loan payable - stockholder	1,038,880	1,026,093
Note payable - truck - current portion	5,293	5,293

Total current liabilities	7,122,859	6,977,823

Note payable - truck	6,057	7,335
Derivative liability	58,003	220,050
Contingent liability	142,000	62,000
Shares to be issued	31,500	-
Deferred revenues	49,621	49,621

TOTAL LIABILITIES	7,410,040	7,316,829

STOCKHOLDERS' EQUITY

CONTROLLING INTEREST
Common stock, $0.01 par value, 100,000,000
shares authorized; 16,750,030 and 16,599,829
shares issued and outstanding as of
September 30, 2010 and June 30, 2010,
respectively	167,501	165,999

Additional paid-in capital	17,585,012	17,524,014
Accumulated deficit	(4,626,453)	(4,850,386)
TOTAL ROTATE BLACK, INC.
STOCKHOLDERS' EQUITY	13,126,060	12,839,627

NONCONTROLLING INTEREST	1,318,110	1,338,178

TOTAL STOCKHOLDERS' EQUITY	14,444,170	14,177,805

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$21,854,210	$21,494,634

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009
Revenue	$600,000	$-

Operating expenses
Salary expense	48,138	51,450
Stock based compensation	13,000	75,000
Stock issued for interest	6,000	-
General and administrative expenses	353,454	256,875
Interest expense and change in derivative liability	(24,457)	12,575

Total expenses	396,135	395,900

Net Income (Loss)	203,865	(395,900)

Less: Net loss attributable to noncontrolling interest	20,068	5,076

Net income (loss) attributable to controlling interest	$223,933	$(390,824)

Basic and diluted net income (loss) per common share
attributed to controlling interest	$0.01	$(0.03)

Basic and diluted average
common shares outstanding	16,664,817	13,490,306

See notes to financial statements

ROTATE BLACK, INC. AND  SUBSIDIARY
CONSOLIDATED  STATEMENT OF CASH FLOWS
 (UNAUDITED)

	Three Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$223,933	$(390,824)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	13,000	75,000
Stock issued for interest	6,000	-
Depreciation and amortization	58,819	5,356
Noncontrolling interest	(20,068)	(5,076)
Changes in assets and liabilities:
Prepaid expenses	(117,951)	(23,540)
Unbilled development advances	(21,241)	(100,260)
Accounts payable and accrued expenses	169,642	122,258
Derivative liability	(162,047)	-
Contingent liablitiy	80,000	-
Deposits	15,000	-
Deferred revenues	-	1,243

Net cash provided by (used in) operating activities	245,087	(315,843)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(3,867)
Increase in due from/to RBMS	(342,770)	-
Increase in deferred expenses	(636)	-

Net cash used in investing activities	(343,406)	(3,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	12,787	31,668
Proceeds from sales of common stock	-	300,000
Payment on note payable	-	(25,000)
Increase in note payable	86,600	-
Payments of note payable - truck	(1,278)	(1,158)

Net cash provided by financing activities	98,109	305,510

Net increase (decrease) in cash	(210)	(14,200)

Cash, beginning of period	1,226	15,453

Cash, end of period	$1,016	$1,253

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

$4,325,913

Gaming was under contract to develop and manage a world-class destination casino resort in Sullivan County, New York. Gaming has acquired the property and completed all design layouts. (See Note 6 as to proposed sale of RBG)

Dayton

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

As of June 30, 2009, the Dayton casino development was terminated and the Company has written-off the deferred expenses of $233,960.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations set forth in Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the financial statements of Rotate Black, Inc. and Subsidiary together with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 2010. Interim results are not necessarily indicative of the results for a full year.

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

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and, if there is a finite life, will be amortized over their estimated useful lives of each asset as determined by management. Amortization will commence upon the placement of individual assets into service and the initial determination of the lives assigned to each. The Company expects this to occur for the Contract Rights upon the effective date of the Development Agreement. As of September 30, 2010, all the Contract Rights had not commenced amortization.

The Company will evaluate the carrying value of the intangible assets for impairment at least annually or upon the occurrence of an event, which may indicate that the carrying amount may be greater than its fair value. If impaired, the Company will write-down such impairment. In addition, the useful life of the intangible assets will be evaluated by management at least annually or upon the occurrence of an event which may indicate that the useful life may have been definitive and the Company would have commenced amortization over such useful life.

Contract Rights were valued based management’s forecast of expected future net cash flows, with revenues based on projected revenues under the Development and Management Agreements.

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred.

Development advances are the funds advanced by the Company for necessary costs in advance of the facility loan for the Seneca Nation (Note 6), which include expenses for legal, engineering and architectural fees and have been capitalized. A development fee of 2.5% of total development costs will be paid to the Company for services rendered pursuant to the Development Agreement and are in addition to the amounts advanced to cover the development costs.

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

For the three months ended September 30, 2010 and 2009, there were no significant potentially dilutive securities.

Basic loss per share has been retroactively restated to reflect the reverse stock split (Note 13).

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

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $4,626,453 and negative working capital of $6,704,579 as of September 30, 2010 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Big Easy Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell unregistered stock to investors and borrow from its principle stockholder to continue operations.

4.  PROPERTY AND EQUIPMENT

As of September 30, 2010, property and equipment consisted of the following:

Gaming vessel	$4,264,500
Truck	39,761
Furniture and fixtures	8,490
Office equipment	23,290

4,336,041

Less accumulated depreciation	(108,461)

$4,227,580

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

For the three months ended September 30, 2010 and 2009, depreciation expense was $58,819 and 5,356, respectively.

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

Prior to filing for reorganization, BevSystem had revenues and profits from Life O2. The Company anticipates sublicensing the license in territories worldwide. Based on management's estimate of cash flows expected from such a licensing arrangement, as compared to a similar distributor, management believes that the future cash flows are in excess of the value allocated to the license in the purchase price and has determined that there is no impairment of the Life O2 licenses and patents as of June 30, 2009

As of June 30, 2010, the Company had not arranged a similar license and bottling arrangement for Life O2 and, presently, the Company is not planning to pursue Life O2. The Company determined that the carrying amount has been impairment and wrote-off of the intangible assets.

6.  CONTRACT RIGHTS

Contract rights consisted of the various rights acquired under the Development and Management Agreements acquired from RBL. It is composed of $2,520,000 in contacts rights acquired by RBL and $3,247,884 in draws from an asset-backed lending agreement used to finance the expenses associated with acquiring the Development and Management Agreements. In addition, $556,000 represents the cost of the land for the gambling facility, which was transferred to the Seneca Nation without compensation by Gaming. The total contract rights as of September 30, 2010 were $6,323,884.

In accordance with SFAS 142-3, in determining the useful life of the assets for amortization, the Company will consider the period of expected cash flows adjusted by the Company's expected use of the asset. The Company is not currently amortizing the contract rights as they are deemed to be inactive since they are not yet producing a cash flow.

Management believes that when the financing of the gaming facility is in place, the Development Advances and development fee will be billed and the contract rights will commence amortized over its useful life.

As of September 30, 2010, unbilled Development Advances were $2,352,925, including $318,460 in interest and $49,621 of deferred developer fees deferred.

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

As of September 30, 2010, the Company has accrued $58,003 for the potential issuance of 193,343 shares of common stock, valued at of $0.30, per share. On November 8, 2010, the Company issued 139,270 shares of common stock, valued at $52,923, $.38, per share, in satisfaction of anti-dilution rights.

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

On November 9, 2009, March 16, 2010 and May 21, 2010, the Company issued 70,000 (valued at $350,000, $5.00, per share), 208,613 (valued at $521,532, $2.50, per share) and 500,000 (valued at $550,000 $1.10, per share) shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement.

Proposed Sale of RBG

On July 1, 2010, the Company and RBL entered into an agreement to sell 100% of the common stock of RBG to Catskills Gaming and Development, LLC (Catskill) for an aggregate consideration of $21,000,000 in cash and the assumption of indebtedness of $6,300,000, payable as follows:

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

The Company expects to close the transaction in the first quarter of 2011. Until the sale of RBG closes, the Company will continue carrying the accounts related to RBG and the accounting for such amounts.

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

For the three months ended September 30, 2010, management fees from RBMS were $600,000.

The Manager is entitled to appoint two directors out of the five directors on the RBMS Board of Directors.

8.  INVESTMENT IN JOINT VENTURE

Investment in joint venture consisted of a 50% interest in India.  The financial statements of India are as follows:

As of September 30, 2010, the balance sheet of India was as follows:

Total Assets	$	None

Capital Contribution		272,242
Deficit		(272,242)

Total assets and liabilities	$	None

For the period October 7, 2008 through September 30, 2010, the investment in India was inactive.

As of December 31, 2009, the Company determined that the recovery of the carrying value of the investment in India was uncertain and wrote-off the investment in the joint venture of $136,121.

As of September 30, 2010, the Company the Company is not planning to pursue the India casino development project.

9.  DUE FROM/TO AND INVESTMENT IN RBMS

As of September 30, 2010, Due From RBMS consisted of management fees and other amounts paid on behalf of RBMS and is payable on demand.

As of September 30, 2010, RBMS is in the process of formation and on upon completion, the Company, RBL and an officer of the Company will own 46.6% of the voting interests. The Company has accounted for its investment in RBMS on the equity method as it does not meet all the control requirements to consolidate.

As of September 30, 2010, the condensed balance sheet of RBMS was as follows:

Development costs	$2,862,383
Stock subscriptions receivable	210,000

Total Assets	$3,072,383

Current liabilities	$718,606
Due from RBI	278,777
Members’ equity	2,075,000

Total assets and liabilities	$3,072,383

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

As of September 30, 2010, $63,175 of the second year’s rent was included in accrued expenses.

11.  LOAN PAYABLE – STOCKHOLDER

As of September 30, 2010, loan payable - stockholder primarily consisted of advances incurred by RBL on behalf of the Company and is payable on demand, with interest at 12%, per annum.

12.  NOTE PAYABLE - TRUCK

On September 10, 2008, the Company borrowed $20,800 to purchase a truck. The note is payable in 48 equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

As of September 30, 2010, minimum annual payments under the loan are:

2011	$4,015
2012	5,800
2013	1,535
$11,350

13.  COMMON STOCK

Reverse Stock Split

On July 19, 2010, the Company amended its articles of incorporation, effective August 2, 2010, to affect a one-for-five reverse split by combining every five outstanding shares of common stock into one share of common stock, without a change to authorized shares or par value. All share and per share amounts have been retroactively restated.

For the three months ended September 30, 2010, the Company issued an aggregate of 106,692 shares of common stock for consulting services rendered, valued at $50,000, an average of $.47, per share, the value of the service provided.

For the three months ended September 30, 2010, the Company issued 28,509 shares of common stock for legal services rendered, valued at $6,500, $.23, per share, the value of the service provided.

On September 28, 2010, the Company borrowed $15,000 from a stockholder and issued 15,000 shares of common stock as interest, valued at $6,000, $.40, per share, the value of the shares issued.

Warrants

On May 28, 2010 the Company granted a warrant to purchase 20,000 shares of the Company's common stock to a consultant for services rendered. The warrant is exercisable at $0.85 and was valued at $11,610 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.95, the risk free interest rate, 2.10% and the expected volatility of 69.81%.

14.  NONCONTROLLING INTEREST

As of September 30, 2010, the noncontrolling interest of Gaming was 25%.

15.  INCOME TAXES

As of September 30, 2010, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

16.  FINANCING ARRANGEMENT

On October 26, 2009, the Company entered into an agreement with a placement agent (Agent) for a proposed offering (Offering) up to $12,500,000 of debt obligations or other financings, on a best-efforts basis.

The Company will pay fees to the Agent, as follows:

●	Nonrefundable retainer of $25,000, paid as of June 30, 2010, to be credited against expenses due of the Offering;
●	6% of the maximum amount of any debt securities, including the face value of any committed line of credit, payable at closing;
●
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

On August 31, 2010, the Company into a agreement with a placement agent (Agent), as its non-exclusive financial advisor, to provide certain financial advisory services in connection with the financing of its Big Easy casino development project. The Company will pay fees to the Agent, as follows:

●	4.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project induced to the Company by the agent;
●	3.00% of the gross proceeds of any debt financing received by the Company or its affiliates in connection with the development project induced to the Company by the agent;
●
2.00% of the gross proceeds of any equity or debt financing received by the Company or its affiliates in connection with the development project introduced to the Agent by the Company as not defined by the agreement;

●
1.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project introduced to the Agent by the Company as defined by the agreement.

17. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000.

A complaint has been filed against the Company, RBL, and an officer of the Company and others in the amount of $5,000,000 pursuant to the termination of a development agreement for a casino project previously written-off in a prior period. The Company and RBL have filed a counterclaim for damages related to the project. Although the matter is in its early stages, the Company believes that the action is without merit and intends to defend itself against this action.

On November 15, 2010, the Company was made aware of a complaint against the Company, RBL and a former employee of RBL, dated October 25, 2010, for the repurchase of 1,200,000 shares of common stock for $1,200,000, plus damages and fees. The Complaint is in connection with RBL’s failure to repurchase 1,200,000 shares of common stock of the Company, under a share purchase agreement with RBL.

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

18. PURCHASE OPPORTUNITIES

On August 15, 2009, the Company entered into an agreement with Sage Gaming and Entertainment to acquire the purchase opportunities (Purchase Opportunities) of Big Easy Gaming vessel and Panama City International Casino. The Purchase Opportunities include contact information, work product and due diligence to date on these certain casino properties. On November 8, 2010, terms of the agreement were revised for a total fee of 300,000 shares of common stock.

19.  SUBSEQUENT EVENTS

Issuance of Shares

In October and November 2010, the Company issued 157,484 shares of common stock for consulting services, valued at $50,000, $.32, per share, the value of the service provided.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the  section titled “Consolidated Financial Statements” and the accompanying “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.  Unless the context otherwise requires, all references herein to the “Company,” “RBI”, “we,” “us” or “our,” or similar terms, refer to Rotate Black, Inc., a Nevada corporation. References below are to the fiscal years of Rotate Black, Inc., unless otherwise noted.   RBI’s fiscal year is from July 1 to June 30.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to statements relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters.  Any statements contained in this Quarterly Report on Form 10-Q, in our other filings with the Securities and Exchange Commission, or the SEC, in our press releases or in our other public communications, the words: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimates,” “projects” or similar words or expressions, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made and these words or phrases or similar expressions should be interpreted as intended to identify these forward-looking statements.  Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us.  We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements.

In addition to the risks discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30,2010, various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors: These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

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

Overview

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

We own, manage and/or invest in gaming-related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities. We currently have a management agreement with our affiliate, rotate Black MS, LLC (RBMS), a Mississippi limited liability company,  an affiliated company. The Company, RBL and an officer of the Company will own 46.6% of the voting interests of RBMS. The Company has accounted for its investment in RBMS on the equity method as it does not meet all the control requirements to consolidate.

The Company has shifted its major focus of managing and developing of a casino in New York State to the management of the development of a casino in Gulfport, Mississippi.  We have entered in to an agreement to sell our investment in Rotate Black Gaming, Inc., which includes our development assets and contract rights for the Seneca project, to Catskill Gaming and Development, LLC (‘Catskill’). Catskill has the resources, relationships and contacts to finalize the project while allowing us the ability to focus on managing the development of the casino project in Gulfport, Mississippi where cash flows and development times have a more foreseeable future.

Gulfport, Mississippi.  Since January 2010, we have been working to develop a gaming and hospitality project in Gulfport, Mississippi. Our President and Chief Operating Officer, Dual Cooper, has over 7 years of experience as a senior executive officer of various gaming operations in the Gulf Coast. Mr. Cooper also serves as Chief Executive Officer of RBMS.

As of November 19, 2010, RBMS has: (a) entered into two ground leases for approximately nine and a half (9.5) acres of land adjacent to the small craft harbor at the Bert Jones Yacht Basin in Gulfport, Mississippi, (b) achieved rezoning of such property from general business to entertainment and gaming, and (c) been approved by the Mississippi Gaming Commission to submit an application for gaming site approval.

Description of the Project.  RBMS is developing a gaming facility on approximately nine and a half (9.5) acres located on and around the Bert Jones Yacht Basin in Gulfport, Mississippi. In addition to gaming operations, RBMS also intends to build other non-gaming structures and amenities, such as two hotels, a parking garage, restaurants, retail space and other entertainment facilities, located on approximately five acres of real property currently under leased from Marine Life Incorporated and Mississippi Coast Marine, Inc. and approximately four and a half acres of real property currently under lease with the Gulfport Redevelopment Commission (Gaming Site). The Project is expected to be completed in two phases. In the first phase, gaming activities shall be conducted on a five deck, 238 feet long and 62 feet wide luxury gaming vessel docked adjacent to the Gaming Site. The luxury gaming vessel is expected to have approximately 26,000 square-feet of gaming space, with 875 slot machines and 18 table games, including blackjack, craps, roulette and baccarat. The gaming vessel is expected to include four bars and three distinctive and diverse dining options, including a 30-seat 24-hour snack bar, a 110-seat restaurant, and 400-seat BBQ. The 120 room two to three diamond hotel is expected to include a 100-seat restaurant and lounge.  The hotel is expected to have a large porte-cochere, which will permit access to the luxury gaming vessel.  Phase I is expected to include a surface parking lot that will accommodate approximately 600 vehicles.  We estimate hiring 500 employees to operate the Gaming Vessel and Hotel. See Acquisition of the Luxury Gaming Vessel below.

We estimate the Gulfport project will cost approximately $45 million.  We have engaged Citadel Securities, LLC and Poydras Street Capital, LLC to help us raise approximately $30 million in the aggregate.  The balance of the Gulfport Project cost of $10 million is expected to come from vendor financing. As of November 10, 2010, the Company and its Chairman and CEO have invested $5 million in cash and personal guarantees on the Gulfport project. We can provide no assurance that we will be able to obtain all the necessary financing to develop and construct the Gulfport project.

Based on the leases, we are required to further invest in the Gaming Site and construct a permanent land based casino by the end of 2015. Our ability to complete the permanent land based casino will depend on a number of factors including the economic environment on the Gulf Coast to support a larger permanent land based casino and our ability to obtain financing on terms that make further expansion economically feasible.

Acquisition of the Luxury Gaming Vessel.  In June 2010, we purchased the luxury gaming vessel “The Big Easy” for $3,250,000.  We paid $600,000 in cash, issued a secured promissory note to the Seller of $2,975,000 and an unsecured promissory note to the Seller of $600,000. The gaming vessel was moved in July 2010 from its mooring in St. Petersburg, Florida to Tampa Bay, Florida where it is being repainted and fit out to make it ready for our casino operation. When completed, the luxury gaming vessel will be moved to the Bert Jones Yacht Basin in Gulfport, Mississippi.

The Secured Note is payable in full on June 11, 2011 and bears interest at 14.5% per annum.  The Secured Note is a non-amortizing interest only note.  Monthly interest payments of $35,000 commenced on June 11, 2010.    The Unsecured Note also bears interest at 14.5% per annum and is non-amortizing and interest only.  The maturity date of the Unsecured Note is June 11, 2012.   Interest payments commence thirty days after the opening of the gaming operations on the luxury gaming vessel. Currently, we are in default on both Notes.  See Part II, Item 3.

As of November 10, 2010, we have invested over $1,500,000 of renovations and other improvements to the gaming vessel. A key safety aspect of the luxury gaming vessel is that it is a seaworthy ship with its own engines, captain and crew. Therefore, it can be moved to a safe location in event of another severe hurricane threat unlike a permanently moored barge, which could pose a hazard to surrounding property in the event of a powerful hurricane like Hurricane Katrina.  Our ability to relocate the gaming vessel is dependent on a number of factors, some of which are outside our control.

Immediate Regulatory Approvals needed to proceed with the Gulfport Project.  Now that RBMS has leased the acreage necessary under the City of Gulfport ordinance for a gaming eligible site, we will submit a gaming site approval application to the Mississippi Gaming Commission.  Gaming site approval is the process by which, following a recommendation from the Mississippi Gaming Commission (MGC) staff, a proposed operator of a gaming development site obtains a formal approval from MGC is accordance with the Mississippi Gaming Control Act and the regulations thereunder.  On the November 18, 2010, the MGC has approved for RBMS to submit its application to the MGC.

Gulfport Management Agreement.  On October 27, 2010, RBMS and the Company, as manager, entered into a Management Agreement, effective as of April 1, 2010.  The Management Agreement is for ninety-nine (99) years and provides for management fees equal to $200,000 per month payable on the first day of each month in advance until commencement of the gaming operations. Upon commencement of the gaming operations the fee will increase to $250,000) per month. Upon achieving certain earnings before interest, taxes, depreciation and amortization, the fee will increase to $300,000 per month.

Catskill, NY.   The Company has cease operations to develop, construct, manage and operate a casino, hotel and entertainment complex in the Catskill, New York region with the Seneca Nation of Indians, as a result of our proposed sale of RBG to Catskill.

On July 1, 2010, the Company and RBL entered into an agreement to sell 100% of the common stock of RB Gaming to Catskill, which is owned and controlled by one of our principal shareholders for an aggregate consideration of $21,000,000 in cash and the assumption indebtedness related to the Catskill project of $6,300,000 payable as follows:

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

The indebtedness would be assumed by Catskill upon the approval of the assignment of the Catskill project from RBG to Catskill.

As of November 10, 2010, although the assignment of the Catskill project from RBG to Catskill has not been approved by the Seneca Nation of Indians, we believe it will occur during first calendar quarter of 2011. We can provide no assurance, we expect the assignment of the Catskill casino project from RBG to Catskill will be approved by the Seneca Nation of Indians.

Discontinued Projects

As of September 30, 2010, the Company the has decided not to pursue the Dayton, Nevada, India (Rotate Black India Pvt LTD) and Life O2 Oxygenated Water projects. All the carrying amount has been wrttten-off. A complaint has been filed against the Company related to the Dayton project. See Part II, Legal Proceedings.

Results of Operations

The Company had been in the development stage entity until March 31, 2010, when the management agreement with RBMS, our affiliate, commenced.  All of our revenue is generated from this management agreement with RBMS for the development of a casino in Gulfport, Mississippi.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Revenue

For the three months ended September 30, 2010, total revenue was $600,000, as compared to none for the prior year. Revenues consisted of fees from the management agreement from RBMS that commenced on April 1, 2010.

Operating Expenses

	Three Months Ended
	September 30,
	2010	2009
Operating expenses
Salary expense	$48,138	$51,450
Stock-based compensation	13,000	75,000
Stock issued for interest	6,000	-
General and administrative expenses	353,454	256,875
Interest expense	(24,457)	12,575

Total expenses	$396,135	$395,900

Salary Expense.  For the three months ended September 30, 2010, salary expenses decreased $3,312, or 6.4%, as compared to the prior year.  Salary expense for the three months ended September 30, 2010, consisted of wages for our CEO and COO and health insurance. The decrease was primarily attributable to the reduced salaries earned by employees.

Stock-based compensation.  For the three months ended September 30, 2010, stock based compensation decreased $62,000, or 82.7%, as compared to the prior year. The decrease was related to decreased legal and consulting services related to the proposed sale of RBG’s Catskill project.

Stock issued for interest.  For the three months ended September 30, 2010, stock issued for interest was $6,000, as compared to none for the prior year.  Stock issued for interest was related to a bridge loan by one of our investors.

General and administrative expenses.  General and administrative expenses increase by $96,579, or 38%, for the three months ended September 30, 2010, resulting from increases in depreciation, insurance and other expenses of $240,613 offset by a decrease in outside services of $112,841.

Interest expense. For the three months ended September 30, 2010, interest expenses decreased $37,032, or 294%, as compared to the prior year.  The decrease in interest expenses was primarily the result of a reduction in the valuation of our derivative liabilities.

Net income/(loss)

Net income/(loss) for the three months ended September 30, 2010 and 2009, was $203,865 and ($395,900), respectively, an increase of $596,765.

Liquidity and Capital Resources

At September 30, 2010, we had current assets of approximately $418,000 and current liabilities of approximately $7,123,000, as compared to current assets of approximately $22,000 and current liabilities of approximately $6,978,000 to June 30, 2009, an increase in working capital of $251, resulting primarily from an increase in due from/to RBMS of $417,000 offset in part by an increase in accounts payable of approximately $169,000.

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

On August 31, 2010, the Company entered into an agreement to engage Citadel Securities, LLC (Citadel) as its non-exclusive financial advisor to provide certain financial advisory services in connection with the financing of its Gulfport, Mississippi casino development project.  The Company will pay fees to Citadel, as follows:

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

Cash Flows

	As of September 30,
	2010	2009
Net cash provided by (used in) operating activities	$245,087	$(315,843)
Net cash used in investing activities	(343,406)	(3,867)
Net cash provided by investing activities	98,109	305,510
Net increase (decrease) in cash	$(210)	$(14,200)

Cash Flows from Operating Activities.  Net cash provided from operating activities increased by approximately $560,000 over the prior year resulting primarily from an increase in net income/loss of $615,000 in 2010 over 2009, net of noncash adjustments. The increase in net cash provided by operating activities was primarily the result of revenue from our RBMS management agreement offset by additional operating costs associated with this agreement and the Catskill project.

Cash Flows from Investing Activities.  Net cash used by investing activities increased by approximately $339,000, resulting primarily from our increased investment in RBMS of $343,000.

Cash Flows from Financing Activities.  Net cash provided by financing activities decreased by approximately $207,000, resulting primarily from a decrease of $300,000 from proceeds received from the sale of our common stock in 2009 and the issuance of a notes payable of $86,000 in 2010.

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

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change have had, or are expected to have any material effect on our operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4T:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act was conducted by our Principal Executive and Principal Financial Officer. Based upon that evaluation, he has concluded that our disclosure controls and procedures were not effective as of September 30, 2010, based on his evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have identified certain material weakness (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal control over financial reporting.  The material weaknesses that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. We are working to remedy these deficiencies and material weaknesses.

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to September 30, 2010, we hired a controller under our plan to upgrade our procedures and controls. We are working to remedy our deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Dayton.  A complaint has been filed in the Third Judicial Court of the State of Nevada, in and for the County of Lyon, by SMC Construction Co, Inc., Richard Schaller, et al, against the Company, RBL, John Paulsen, Dual Cooper and others in the amount of $5,000,000 pursuant to the termination of the development agreement for Dayton. The company and RBL have filed a counterclaim for damages related to the project. Although the matter is in its early stages, the Company believes that the action is without merit and intends to defend itself against this action.

India.   On October 25, 2010, an action was filed in the United States District Court, Western District of New York by The Sandesh Limited, the Plaintiff, against Rotate Black, Inc., Rotate Black LLC and Randy Edgerton, collectively, the Defendants. The Plaintiff alleges that as a condition to their purchase of 1,200,000 shares of our common stock, the Plaintiff had the right to require the Defendants to repurchase all or any portion of the shares. Plaintiffs also allege that a subsequent agreement was entered into with Rotate Black, LLC, whereby Rotate Black, LLC would purchase the Plaintiff’s 1,200,000 shares of common stock.  Plaintiff further alleges that this repurchase also did not occur and that the Defendants breached other terms of the agreements. Plaintiffs are seeking the return of $1,200,000 and additional unspecified amounts as compensatory, actual and punitive and/or exemplary damages, restitution for unjust enrichment, prejudgment interest, attorney’s fees and costs and other relief as the court deems appropriate. The Company is preparing its answer and a counterclaim and will defend this action. There Company can provide no assurance as to the likelihood of its winning this action.

ITEM 1A:  RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended September 30, 2010, the Company issued an aggregate of 106,700 shares of common stock for consulting services rendered, valued at $50,000, an average of $.47, per share, the value of the service provided.

For the three months ended September 30, 2010, the Company issued 28,500 shares of common stock for legal services rendered, valued at $6,500, $.23, per share, the value of the service provided.

On September 28, 2010, the Company borrowed $15,000 from a stockholder and issued 15,000 shares of common stock as interest, valued at $6,000, $.40, per share, the value of the shares issued.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2010, we owe $70,000 on the Secured Note of the minimum monthly interest payments of $35,000.  This resulted in a notice of default on both the Secured and Unsecured Notes and raised the interest rate for both Notes from 14.5% to 20% per annum.  As of November 13, 2010, our current minimum monthly interest payment amount outstanding is $140,000.

ITEM 4:  RESERVED

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS

10.1	Development Agreement between the Seneca Nation of Indians and Solstice International, Inc., dated June 22, 2007, incorporated by reference to Exhibit 10.1 of Form 10-K filed on November 8, 2010

10.2	Management Agreement between the Seneca Nation of Indians and Solstice International, Inc., dated June 22, 2007, incorporated by reference to Exhibit 10.2 of Form 10-K filed on November 8, 2010

10.3	Agreement between Rotate Black Gaming, Inc. and 3D LLC dated November 1, 2009, incorporated by reference to Exhibit 10.3 of Form 10-K filed on November 8, 2010

10.4
Accepted Offer to Purchase between Rotate Black, Inc. and Mark Calvert, Chapter 11 Trustee of Cruise Holdings II, LLC (the “Trustee”), dated January 29, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on February 8, 2010

10.5	Promissory Note from Rotate Black, Inc. to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.2 of Form 10-K filed on February 8, 2010

10.6	Unconditional Guarantee from John Paulsen to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on February 8, 2010

10.7	Letter Agreement between Rotate Black, Inc. and the Trustee, dated April 16, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 27, 2010

10.8	Offer to Purchase and Sale Agreement between Rotate Black, Inc. and Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 16, 2010

10.9	Secured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 16, 2010

10.10	Preferred Mortgage issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on June 16, 2010

10.11	Unsecured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.4 of Form 8-K filed on June 16, 2010

10.12	Unconditional Guaranty from John Paulsen in favor of Cruise Holdings II, LLC, dated June 11, 2010, incorporated by reference from Exhibit 10.5 of Form 8-K filed on June 16, 2010

10.13	Agreement with Catskills Gaming and Development, LLC, dated July 1, 2010, incorporated by reference from Form 8-K filed on July 9, 2009

10.14	Placement Agreement between Capstone Investments and Rotate Black, Inc., dated October 26, 2009 and incorporated by reference to Exhibit 10.14 of Form 10-K filed on November 8, 2010

10.15	Placement Agreement between CRT Capital Corp, LLC and Solstice International, Inc., dated February 12, 2008 and incorporated by reference to Exhibit 10.15 of Form 10-K filed on November 8, 2010

10.16	Equity Sale/Purchase Agreement between Rotate Black, Inc. and Rotate Black, LLC, dated October 7, 2008, incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 8, 2008

10.17	Asset Sale Agreement between Rotate Black, Inc. and Rotate Black, LLC, dated October 7, 2008, incorporated by reference to Exhibit 99.2 to Form 8-K filed on October 8, 2008

10.18	Stock Purchase Agreement between Rotate Black, Inc. and Rotate Black Gaming, Inc. and Rotate Black, Inc., dated as of October 3, 2008

10.19
Agreement with Catskills Gaming and Development, LLC, dated July 1, 2010, incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 9, 2010, incorporated by reference to Exhibit 99.3 to Form 8-K filed on October 8, 2008

10.20	Agreement and Plan of Merger, dated as of August 15, 2008, incorporated by reference to Exhibit 99.1 to Form 8-K filed on August 22, 2008

10.21
Ground Lease Agreement among Marine Life Ventures LLC, MC Marine, LLC and Rotate Black MS, LLC, effective as of October 20, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 26, 2010

10.22	Ground Lease, between Gulfport Redevelopment Commission and Rotate Black MS, LLC, dated October 20, 2010, incorporated by reference to Exhibit 10.2 to form 8-K filed on October 26, 2010

10.23	Management Agreement between Rotate Black Mississippi Black, LLC and Rotate Black, Inc. dated October 27, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 29, 2010.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2010.

ROTATE BLACK, INC.

By:	/s/ John Paulsen
John Paulsen, Chairman, CEO and CFO
(Principal Executive Officer, Principal Financial Officer)