Form 10-Q
period 2010-12-31
ROTATE BLACK INC
filed 2011-02-15
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-Q
———————
(Mark One)

✓	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended December 31, 2010

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
			Yes	✓	No

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
At February 14, 2011, 19,357,042, shares of the registrant’s common stock (par value of $0.001) were outstanding.

PART 1. ITEM 1 FINANCIAL STATEMENTS

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	December 31,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current Assets
Cash	$13	$1,226
Accounts receivable	777,749	-
Prepaid expenses	128,272	20,536

Total current assets	906,034	21,762

Unbilled development advances	2,373,591	2,331,684
Fixed assets - net	4,168,762	4,286,399
Contract rights	6,323,884	6,323,884
Land purchase deposit	8,470,674	8,470,674
Deferred development cost	34,868	31,631
Deferred financing fee	25,000	25,000
Security deposit	3,600	3,600

TOTAL ASSETS	$22,306,413	$21,494,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,598,974	$2,232,444
Deposit	15,000	-
Due from affiliate	-	138,993
Note payable - insurance	84,872	-
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Loan payable - stockholder	936,984	1,026,093
Note payable - truck - current portion	5,293	5,293

Total current liabilities	7,216,123	6,977,823

Note payable - truck	5,188	7,335
Derivative liability	-	220,050
Contingent liability	154,000	62,000
Shares to be issued	31,500	-
Deferred revenues	49,621	49,621

TOTAL LIABILITIES	7,456,432	7,316,829

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized; 18,623,709 and 16,599,829 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	186,238	165,999

Additional paid-in capital	18,130,661	17,524,014
Accumulated deficit	(4,781,828)	(4,850,386)
TOTAL ROTATE BLACK, INC.
STOCKHOLDERS' EQUITY	13,535,071	12,839,627

NONCONTROLLING INTEREST	1,314,910	1,338,178

TOTAL STOCKHOLDERS' EQUITY	14,849,981	14,177,805

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$22,306,413	$21,494,634

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

	$600,000	$-	$1,200,000	$-

Salary expense	26,471	85,097	74,609	136,547
Stock based compensation	118,600	100,000	124,600	175,000
Stock issued for interest	13,000	-	26,000	-
General and administrative expenses	412,586	131,146	766,040	388,021
Write-off investment in joint venture	-	139,782	-	139,782
Forgiveness of accounts payable and accrued expenses	-	(49,145)	-	(49,145)
Interest expense	187,918	5,834	163,461	18,409

Total expenses	758,575	412,714	1,154,710	808,614

Net Loss	(158,575)	(412,714)	45,290	(808,614)

	3,200	3,586	23,268	8,662

Net loss attributable to Rotate Black, Inc.	$(155,375)	$(409,128)	$68,558	$(799,952)

attributed to Rotate Black, Inc.	$(0.01)	$(0.03)	$0.00	$(0.06)

Basic and diluted average
common shares outstanding	17,613,003	14,695,608	17,677,991	13,514,973

See notes to financial statements

ROTATE BLACK, INC. AND  SUBSIDIARY
CONSOLIDATED  STATEMENT OF CASH FLOWS
 (UNAUDITED)

	Six Months Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$68,558	$(799,952)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	124,600	175,000
Stock issued for interest	26,000	-
Write-off of investment in joint venture	-	139,782
Depreciation and amortization	117,637	10,868
Loss on settlement of note payable	-	473
Forgiveness of accounts payable and accrued expenses	-	(49,145)
Cancellation of shares to be issued	-	(32,138)
Noncontrolling interest	(23,268)	(8,662)
Changes in assets and liabilities:
Prepaid expenses	(107,736)	(13,280)
Unbilled development advances	(41,907)	(148,413)
Accounts payable and accrued expenses	546,393	204,445
Due to affiliate	(138,993)	-
Derivative liability	(167,127)	-
Contingent liablitiy	92,000	-
Deposits	15,000	-
Deferred revenues	-	1,993

Net cash used in operating activities	511,157	(519,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(3,867)
Increase in due from/to RBMS	(627,749)	-
Increase in deferred expenses	(3,237)	(32,748)

Net cash used in investing activities	(630,986)	(36,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	30,891	(126,705)
Proceeds from sales of common stock	5,000	740,931
Payment on note payable	(24,478)	(25,000)
Increase in notes payable	109,350	-
Payments of note payable - truck	(2,147)	(2,743)

Net cash provided by investing activities	118,616	586,483

Net increase (decrease) in cash	(1,213)	30,839

Cash, beginning of period	1,226	15,453

Cash, end of period	$13	$46,292

Noncash Transaction

Issuance of common stock for services billed to customer	$125,000

Issuance of common stock in payment of due to stockholder	$120,000

Issuance of common stock in settlement of accounts payable	$179,863

Issuance of common stock in settlement of derivative liability	$52,923

Issuance of common stock in payment of note payable		$330,000

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

As of November 10, 2010, the assignment of the Catskill project from RBG to Catskill has not been approved by the Seneca Nation of Indians. We can provide no assurance, that the assignment of the Catskill casino project from RBG to Catskill will be approved by the Seneca Nation of Indians.

On January 18, 2011, the Seneca Nation sent a letter to Mr. Flaum of Catskill indicating that any further discussions pertaining to gaming development in the Catskills region of New York is premature until the United States imposed moratorium on the acquisition of lands in trust for new Indian gaming facilities has been lifted.   The Company received a copy of this letter on January 19, 2011 from Mr. Flaum.  RBG has fifteen days to respond to this letter as it affects the sale of the company to Catskill and the carrying value of the assets currently on the balance sheet.

RBG filed a notice of breach of the Management and Development Agreement with the Seneca Nation as per the agreement in response to the January 18th letter to Mr. Flaum of Catskill.

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

India

The purchase price of India of $139,782 has been allocated to investment in joint venture and includes all the investment of RBL as of the date acquired. Although the Company has identified potential properties for acquisition, it does not anticipate an acquisition until new Indian gaming laws are solidified and, therefore, has written-off the investment expense of $139,782.

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

Reclassifications

Certain amounts for prior years have been reclassified to conform to 2011 financial statement presentation.

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

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and, if there is a finite life, will be amortized over their estimated useful lives of each asset as determined by management. Amortization will commence upon the placement of individual assets into service and the initial determination of the lives assigned to each. The Company expects this to occur for the Contract Right upon the effective date of the Development Agreement. As of December 31, 2010, all the Contract Rights had not commenced amortization.

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

Development advances are the funds advanced by the Company for necessary costs in advance of the facility loan for the Seneca Nation (Note 7), which include expenses for legal, engineering and architectural fees and have been capitalized. A development fee of 2.5% of total development costs will be paid to the Company for services rendered pursuant to the Development Agreement and are in addition to the amounts advanced to cover the development costs.

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

For the six months ended December 31, 2010 and 2009, there were no significant potentially dilutive securities.

Basic loss per share has been retroactively restated to reflect the reverse stock split (Note 14).

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

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after December 31, 2010 through February 14, 2011 the date these financial statements were issued, to identify subsequent events, which may need to be recognized or non-recognizable events, which would need disclosure.  No recognizable events were identified. See Note 21 for non-recognizable events identified for disclosure.

Recent Accounting Pronouncements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $4,781,828 and negative working capital of $6,310,089 as of December 31, 2010 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Big Easy Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell unregistered stock to investors and borrow from its principle stockholder to continue operations.

4.  PROPERTY AND EQUIPMENT

As of September 30, 2010, property and equipment consisted of the following:

2010
Gaming vessel	$4,264,500
Truck	39,761
Furniture and fixtures	8,490
Office equipment	23,290

4,336,041

Less accumulated depreciation	(167,279)

$4,168,762

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

For the six months ended December 31, 2010 and 2009, depreciation expense was $117,637 and $10,868, respectively.

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

Prior to filing for reorganization, BevSystem had revenues and profits from Life O2. The Company anticipates sublicensing the license in territories worldwide. Based on management's estimate of cash flows expected from such a licensing arrangement, as compared to a similar distributor, management believes that the future cash flows are in excess of the value allocated to the license in the purchase price and has determined that there is no impairment of the Life O2 licenses and patents as of June 30, 2009

As of the December 31, 2010, the Company has not arranged a similar license and bottling arrangement the Life O2 and the project is on hold. The Company has determined that the carrying amount has been impairment and wrote-off of the intangible assets.

6.  CONTRACT RIGHTS

Contract rights consisted of the various rights acquired under the Development and Management Agreements acquired from RBL. It is composed of $2,520,000 in contacts rights acquired by RBL and $3,247,884 in draws from an asset-backed lending agreement used to finance the expenses associated with acquiring the Development and Management Agreements. In addition, $556,000 represents the cost of the land for the gambling facility, which was transferred to the Seneca Nation without compensation by Gaming. The total contract rights as of December 31, 2010 were $6,323,884.

In accordance with SFAS 142-3, in determining the useful life of the assets for amortization, the Company will consider the period of expected cash flows adjusted by the Company's expected use of the asset. The Company is not currently amortizing the contract rights as they are deemed to be inactive since they are not yet producing a cash flow.

Management believes that when the financing of the gaming facility is in place, the Development Advances, $2,373,591 as of December 31, 2010, will be billed, the development fee will be billed, and the Company will commence profitable operations. At this point, the contract rights will be amortized over its useful life.

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
As of December 31, 2010, unbilled Development Advances were $2,373,591, including $339,127 in interest in addition to $49,621 of developer fees, which have been deferred, are not subject to uncertainty with respect to collection upon closing of the financing. The Development Advances will be billed upon the closing of the financing.

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

8.  INVESTMENT IN JOINT VENTURE

Investment in joint venture consisted of a 50% interest in India.  The financial statements of India are as follows:

As of September 30, 2010, the balance sheet of India was as follows:

Total Assets	$None
Capital Contribution	272,242
Deficit	(272,242)

Total assets and liabilities	$None

For the period October 7, 2008 through June 30, 2010, the investment in India was inactive.

As of December 31, 2009, the Company determined that the recovery of the carrying value of the investment in India was uncertain and wrote-off the investment in the joint venture of $139,782.

As of December 31, 2010, the India casino development project is on hold.

9.  INVESTMENT IN RBMS

As of December 31, 2010, RBMS formation is complete, the Company, RBL and an officer of the Company own 46.6% of the voting interests. The Company has accounted for its investment in RBMS on the equity method as it does not meet all the control requirements to consolidate and current percent of ownership will be diluted by future financing of RBMS.

As of December 31, 2010, the condensed balance sheet of RBMS was as follows:

Development costs	$3,835,288

Total Assets	$3,835,288

Current liabilities	$957,539
Due to RBI	777,749
Members’ equity	2,100,000

Total assets and liabilities	$3,835,288

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

As of December 31, 2010, $37,135 of the second year’s rent was included in accrued expenses.

11.  LOAN PAYABLE – STOCKHOLDER

As of December 31, 2010, loan payable - stockholder primarily consisted of development advances incurred by RBL, a company under common control, on behalf of the Company and is payable on demand, with interest at 12%, per annum.

12.  NOTE PAYABLE - TRUCK

On September 10, 2008, the Company borrowed $20,800 to purchase a truck. The note is payable in 48 equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

As of December 31, 2010, minimum annual payments under the loan are:

Fiscal Year	Amount
2011	$3,146
2012	5,800
2013	1,535

$10,481

13.  COMMON STOCK

Reverse Stock Split

On July 19, 2010, the Company amended its articles of incorporation, effective August 2, 2010, to affect a one-for-five reverse split by combining every five outstanding shares of common stock into one share of common stock, without a change to authorized shares or par value. All share and per share amounts have been retroactively restated.

For the six months ended December 31, 2010, the Company sold 20,000 shares of common stock for legal services rendered, valued at $125,000, an average of $.39, per share.

For the six months ended December 31, 2010, the Company issued 323,985 shares of common stock for legal services rendered, valued at $125,000, an average of $.39, per share, the value of the service provided.

For the six months ended December 31, 2010, the Company issued an aggregate of 460,401 shares of common stock for consulting services rendered, valued at 128,500, an average of $.28, per share, the value of the service provided.

On September 28, 2010, the Company borrowed $15,000 from a stockholder and issued 15,000 shares of common stock as interest, valued at $6,000, $.40, per share, the value of the shares issued.

For the six months ended December 31, 2010, the Company issued 40,000 shares of common stock to board members services rendered, valued at $9,600, an average of $.24, per share, the value of the service provided.

For the six months ended December 31, 2010, the Company issued 564,494 shares of common stock for debt settlement, valued at $232,786, an average of $.41, per share.

For the six months ended December 31, 2010, the Company issued 600,000 shares of common stock for debt settlement to stockholder, valued at $120,000, an average of $.20, per share.

Warrants

On May 28, 2010 the Company granted a warrant to purchase 20,000 shares of the Company's common stock to a consultant for services rendered. The warrant is exercisable at $0.85 and was valued at $11,610 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.95, the risk free interest rate, 2.10% and the expected volatility of 69.81%.

14.  NONCONTROLLING INTEREST

As of December 31, 2010, the noncontrolling interest of Gaming was 25%.

15.  INCOME TAXES

As of December 31, 2010, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

16.  FINANCING ARRANGEMENT

CapStone

On October 26, 2009, the Company entered into an agreement with a placement agent (Agent) for a proposed offering (Offering) up to $12,500,000 of debt obligations or other financings, on a best-efforts basis.

The Company will pay fees to the Agent, as follows:

•	Nonrefundable retainer of $25,000, paid as of June 30, 2010, to be credited against expenses due of the Offering;
•	6% of the maximum amount of any debt securities, including the face value of any committed line of credit, payable at closing;
•
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

Citadel
On August 31, 2010, the Company into a placement agreement with Citadel Securities, LLC (Citadel), as its non-exclusive financial advisor, to provide certain financial advisory services in connection with the financing of its Big Easy casino development project. The Company will pay fees to Citadel, as follows:

•	4.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project induced to the Company by Citadel;
•	3.00% of the gross proceeds of any debt financing received by the Company or its affiliates in connection with the development project induced to the Company by Citadel;
•
2.00% of the gross proceeds of any equity or debt financing received by the Company or its affiliates in connection with the development project introduced to Citadel by the Company as not defined by the agreement;

•
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

18. PURCHASE OPPORTUNITIES

On August 15, 2009, the Company entered into an agreement with Sage Gaming and Entertainment to acquire the purchase opportunities (Purchase Opportunities) of Big Easy Gaming vessel and Panama City International Casino. The Purchase Opportunities include contact information, work product and due diligence to date on these certain casino properties. The parties have canceled the terms of the original agreement and currently revising the existing terms (Note 21).

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

20.  SUBSEQUENT EVENTS

Issuance of Shares

On February 3, 2011, the Company issued 600,000 shares of common stock for payment on loan from stockholder, valued at $120,000, $.20, per share.
On February 4, 2011, the Company issued 83,333 shares of common stock for consultant services rendered, valued at $25,000, $.30, per share, the value of the shares issued.

On February 4, 2011, the Company issued 50,000 shares of common stock for consultant services rendered of $6,011 and future services of $5,000, for a combined value of $11,011, $.22, per share, the value of the shares issued.

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

We own, manage and/or invest in gaming-related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities. We currently have a management agreement with our affiliate, Rotate Black MS, LLC (RBMS), a Mississippi limited liability company. The Company, RBL and an officer of the Company will own 46.6% of the voting interests of RBMS. The Company has accounted for its investment in RBMS on the equity method as it does not meet all the control requirements to consolidate.

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

Description of the Project.  RBMS is developing a gaming facility on approximately nine and a half (9.5) acres located on and around the Bert Jones Yacht Basin in Gulfport, Mississippi. In addition to gaming operations, RBMS also intends to build other non-gaming structures and amenities, such as two hotels, a parking garage, restaurants, retail space and other entertainment facilities, located on approximately five acres of real property currently under leased from Marine Life Incorporated and Mississippi Coast Marine, Inc. and approximately four and a half acres of real property currently under lease with the Gulfport Redevelopment Commission (Gaming Site). The Project is expected to be completed in two phases. In the first phase, gaming activities shall be conducted on a five deck, 238 feet long and 62 feet wide luxury gaming vessel docked adjacent to the Gaming Site. The luxury gaming vessel is expected to have approximately 26,000 square-feet of gaming space, with 875 slot machines and 18 table games, including blackjack, craps, roulette and baccarat. The gaming vessel is expected to include four bars and three distinctive and diverse dining options, including a 30-seat 24-hour snack bar, a 110-seat restaurant, and 400-seat BBQ. The 100 room two to three diamond hotel is expected to include a 100-seat restaurant and lounge.  The hotel is expected to have a large porte-cochere, which will permit access to the luxury gaming vessel.  Phase I is expected to include a surface parking lot that will accommodate approximately 600 vehicles.  We estimate hiring 500 employees to operate the Gaming Vessel and Hotel. See Acquisition of the Luxury Gaming Vessel below.

We estimate the Gulfport project will cost approximately $40 million.  We have engaged Citadel Securities, LLC and Poydras Street Capital, LLC to help us raise approximately $30 million in the aggregate.  The balance of the Gulfport Project cost of $10 million is expected to come from vendor financing. As of December 31, 2010, the Company and its Chairman and CEO have invested $5 million in cash and personal guarantees on the Gulfport project. We can provide no assurance that we will be able to obtain all the necessary financing to develop and construct the Gulfport project.

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

As of December 31, 2010, we have invested over $1,500,000 of renovations and other improvements to the gaming vessel. A key safety aspect of the luxury gaming vessel is that it is a seaworthy ship with its own engines, captain and crew. Therefore, it can be moved to a safe location in event of another severe hurricane threat unlike a permanently moored barge, which could pose a hazard to surrounding property in the event of a powerful hurricane like Hurricane Katrina.  Our ability to relocate the gaming vessel is dependent on a number of factors, some of which are outside our control.

Immediate Regulatory Approvals needed to proceed with the Gulfport Project.  Now that RBMS has leased the acreage necessary under the City of Gulfport ordinance for a gaming eligible site, we have submitted a completed gaming site approval application to the Mississippi Gaming Commission for approval.  Gaming site approval is the process by which, following a recommendation from the Mississippi Gaming Commission (MGC) staff, a proposed operator of a gaming development site obtains a formal approval from MGC is accordance with the Mississippi Gaming Control Act and the regulations thereunder.  On November 18, 2010, the MGC has approved for RBMS to submit its application to the MGC.

Gulfport Management Agreement.  On October 27, 2010, RBMS and the Company, as manager, entered into a Management Agreement, effective as of April 1, 2010.  The Management Agreement is for ninety-nine (99) years and provides for management fees equal to $200,000 per month payable on the first day of each month in advance until commencement of the gaming operations. Upon commencement of the gaming operations the fee will increase to $250,000 per month. Upon achieving certain earnings before interest, taxes, depreciation and amortization, the fee will increase to $300,000 per month.

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

As of November 10, 2010, the assignment of the Catskill project from RBG to Catskill has not been approved by the Seneca Nation of Indians. We can provide no assurance, that the assignment of the Catskill casino project from RBG to Catskill will be approved by the Seneca Nation of Indians.

On January 18, 2011, the Seneca Nation sent a letter to Mr. Flaum of Catskill indicating that any further discussions pertaining to gaming development in the Catskills region of New York is premature until the United States imposed moratorium on the acquisition of lands in trust for new Indian gaming facilities has been lifted.   The Company received a copy of this letter on January 19, 2011 from Mr. Flaum.  RBG has fifteen days to respond to this letter as it affects the sale of the company to Catskill and the carrying value of the assets currently on the balance sheet.

RBG filed a notice of breach of the Management and Development Agreement with the Seneca Nation as per the agreement in response to the January 18th letter to Mr. Flaum of Catskill.

Edmonton, Alberta.  On January 11, 2011, a wholly-owned subsidiary of Rotate Black, Inc., 3176797 Canada Ltd. (the “Manager”) entered into a Management Agreement (the “Agreement”) with the Bear Hills Charitable Foundation, Bear Hills Casino Inc., the Louis Bull Tribe and 677626 Alberta Ltd. for a proposed casino and entertainment destination on the Louis Bull Indian Reserve near Edmonton, Canada.   The term of the Agreement commences on the date the Bear Hills Charitable Foundation receives a license for the proposed casino and all related necessary approvals from the Alberta Gaming and Liquor Commission and shall continue for a term which shall be the greater of twenty years or such date at which all monies advanced to the Bear Hills Charitable Foundation, Bear Hills Casino, Inc., the Louis Bull Tribe and 677626 Alberta Ltd., as the case may be, by Rotate Black, Inc. relating directly or indirectly to the casino project are repaid in full or for such other term as otherwise agreed to by the parties to the Agreement.

The Manager is entitled to receive thirty percent of the revenues distributed to the Bear Hills Charitable Foundation, Bear Hills Casino Inc., the Louis Bull Tribe and 677626 Alberta Ltd. from the operations of the slot revenue and live games.  In addition, the Manager is entitled to thirty percent of all profits from any other businesses or activities on the property provided by the Louis Bull Tribe and its affiliates and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino.

Discontinued Projects

As of December 31, 2010, the Company has decided not to pursue the Dayton, Nevada, India (Rotate Black India Pvt LTD) and Life O2 Oxygenated Water projects. All of the carrying amount has been wrttten-off. A complaint has been filed against the Company related to the Dayton project. See Part II, Legal Proceedings.

Results of Operations

The Company had been in the development stage entity until March 31, 2010, when the management agreement with RBMS, our affiliate, commenced.  All of our revenue is generated from this management agreement with RBMS for the development of a casino in Gulfport, Mississippi.

Three Months Ended December 31, 2010, Compared to Three Months Ended December 31, 2009

Revenue

For the three months ended December 31, 2010, total revenue was $600,000, as compared to none for the prior year. Revenues consisted of fees from the management agreement from RBMS that commenced on April 1, 2010.

Operating Expenses

	Three Months Ended
	December 31,
	2010	2009
Operating expenses
Salary expense	$26,471	$85,097
Stock-based compensation	131,000	100,000
Stock issued for interest	13,000	-
General and administrative expenses	412,586	131,146
Write-off investment in joint venture	-	139,782
Forgiveness of accounts payable and accrued expenses	-	(49,145)
Interest expense	187,918	5,834

Total expenses	$758,575	$412,714

Salary Expense.  For the three months ended December 31, 2010, salary expenses decreased $58,626, or 68.9%, as compared to the prior year.  Salary expense for the three months ended December 31, 2010, consisted of wages for our CEO, COO and controller and health insurance. The decrease was primarily attributable to the reduced salaries earned by employees.

Stock-based compensation.  For the three months ended December 31, 2010, stock based compensation increased $118,600, or 18.6%, as compared to the prior year. The increase was related to additional legal and consulting services expenses related to the Gulfport Mississippi project and Edmonton, Alberta project.

Stock issued for interest.  For the three months ended December 31, 2010, stock issued for interest was $13,000, as compared to none for the prior year.  Stock issued for interest was related to a bridge loan by one of our investors.

General and administrative expenses.  General and administrative expenses increased by $281,440, or 214.6%, for the three months ended December 31, 2010, resulting from increases in outside services, travel, depreciation, insurance and other expenses related to the current development project in Gulfport Mississippi and Edmonton, Alberta.

Write-off investment in joint venture.  For the three months ended December 31, 2010, write-off investment in joint venture was none, as compared to $139,782 for the prior year.  The write-off investment in joint venture was related to our discontinued India project.

Forgiveness of accounts payable and accrued expenses.  For the three months ended December 31, 2010, forgiveness of accounts payable and accrued expenses was none, as compared to $49,145 for the prior year.  The forgiveness of accounts payable and accrued expenses was related to accounting services.

Interest expense. For the three months ended December 31, 2010, interest expenses increased $182,084, or 3121%, as compared to the prior year.  The increase in interest expenses was primarily the result of the acquisition of the Big Easy vessel for our Gulfport project and the mortgage associated with it.

Net loss

Net loss for the three months ended December 31, 2010 and 2009, was $158,575 and $412,714, respectively, an decrease in net loss of $254,139.

Six Months Ended December 31, 2010, Compared to Six Months Ended December 31, 2009

Revenue

For the six months ended December 31, 2010, total revenue was $1,200,000, as compared to none for the prior year. Revenues consisted of fees from the management agreement from RBMS that commenced on April 1, 2010.

Operating Expenses
	Six Months Ended
	December 31,
	2010	2009
Operating expenses
Salary expense	$74,609	$136,547
Stock-based compensation	150,600	175,000
Stock issued for interest	26,000	-
General and administrative expenses	766,040	388,021
Write-off investment in joint venture	-	139,782
Forgiveness of accounts payable and accrued expenses	-	(49,145)
Interest expense	163,461	18,409

Total expenses	$1,154,710	$808,614

Salary Expense.  For the six months ended December 31, 2010, salary expenses decreased $61,938, or 45.4%, as compared to the prior year.  Salary expense for the six months ended December 31, 2010, consisted of wages for our CEO, COO and controller and health insurance. The decrease was primarily attributable to the reduced salaries earned by the CEO and COO.

Stock-based compensation.  For the six months ended December 31, 2010, stock based compensation decreased $50,400, or 28.8%, as compared to the prior year. The decrease was related to decreased legal and consulting services related to the proposed sale of RBG’s Catskill project, Gulfport Mississippi project and Edmonton, Alberta project.

Stock issued for interest.  For the six months ended December 31, 2010, stock issued for interest was $26,000, as compared to none for the prior year.  Stock issued for interest was related to a bridge loan by one of our investors.

General and administrative expenses.  General and administrative expenses increased by $378,019, or 97.4%, for the six months ended December 31, 2010, resulting from increases in outside services, travel, depreciation, insurance and other expenses related to the current development project in Gulfport Mississippi and Edmonton, Alberta.

Write-off investment in joint venture.  For the six months ended December 31, 2010, write-off investment in joint venture was none, as compared to $139,782 for the prior year.  The write-off investment in joint venture was related to our discontinued India project.

Forgiveness of accounts payable and accrued expenses.  For the six months ended December 31, 2010, forgiveness of accounts payable and accrued expenses was none, as compared to $49,145 for the prior year.  The forgiveness of accounts payable and accrued expenses was related to accounting services.

Interest expense. For the six months ended December 31, 2010, interest expenses decreased $145,052, or 788%, as compared to the prior year.  The increase in interest expenses was primarily the result of the acquisition of the Big Easy vessel for our Gulfport project and the mortgage associated with it.

Net income/(loss)

Net income/(loss) for the six months ended December 31, 2010 and 2009, was $45,290 and ($808,614), respectively, an increase of $853,904.

Liquidity and Capital Resources

At December 31, 2010, we had current assets of approximately $906,000 and current liabilities of approximately $7,216,000, as compared to current assets of approximately $22,000 and current liabilities of approximately $6,978,000 to December 31, 2009, an increase in working capital of $646,000, resulting primarily from an increase in due from RBMS of $777,000 and prepaids of $107,000 offset in part by an increase in current liabilities of approximately $238,000.

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

On August 31, 2010, the Company entered into an agreement to engage Citadel Securities, LLC (Citadel) as its non-exclusive financial advisor to provide certain financial advisory services in connection with the financing of its Gulfport, Mississippi casino development project.  The Company will pay fees to Citadel, as follows:

•	4.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project induced to the Company by Citadel;
•	3.00% of the gross proceeds of any debt financing received by the Company or its affiliates in connection with the development project induced to the Company by Citadel;
•
2.00% of the gross proceeds of any equity or debt financing received by the Company or its affiliates in connection with the development project introduced to Citadel by the Company as not defined by the agreement;

•
1.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project introduced to Citadel by the Company as defined by the agreement.

Cash Flows

	As of December 31,
	2010	2009

Net cash provided by (used in) operating activities	$511,157	$(519,029)
Net cash used in investing activities	(630,986)	(36,615)
Net cash provided by investing activities	118,616	586,483

Net increase (decrease) in cash	$(1,213)	$30,839

Cash Flows from Operating Activities.  Net cash provided from operating activities increased by approximately $511,000 over the prior year resulting primarily from an increase in net income/loss of $615,000 in 2010 over 2009, net of noncash adjustments. The increase in net cash provided by operating activities was primarily the result of revenue from our RBMS management agreement offset by additional operating costs associated with this agreement and the Catskill project.

Cash Flows from Investing Activities.  Net cash used by investing activities increased by approximately $594,000, resulting primarily from our increased investment in RBMS of $627,000.

Cash Flows from Financing Activities.  Net cash provided by financing activities decreased by approximately $468,000, resulting primarily from a decrease of $735,000 from proceeds received from the sale of our common stock in 2009 and the issuance of a notes and loans payable of $140,000 in 2010.

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

ITEM 4T: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act was conducted by our Principal Executive and Principal Financial Officer. Based upon that evaluation, he has concluded that our disclosure controls and procedures were not effective as of December 31, 2010, based on his evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the six months ended December 31, 2010, the Company sold 20,000 shares of common stock for legal services rendered, valued at $125,000, an average of $.39, per share.

For the six months ended December 31, 2010, the Company issued 323,985 shares of common stock for legal services rendered, valued at $125,000, an average of $.39, per share, the value of the service provided.

For the six months ended December 31, 2010, the Company issued an aggregate of 460,401 shares of common stock for consulting services rendered, valued at 128,500, an average of $.28, per share, the value of the service provided.

On September 28, 2010, the Company borrowed $15,000 from a stockholder and issued 15,000 shares of common stock as interest, valued at $6,000, $.40, per share, the value of the shares issued.

For the six months ended December 31, 2010, the Company issued 40,000 shares of common stock to board members services rendered, valued at $9,600, an average of $.24, per share, the value of the service provided.

For the six months ended December 31, 2010, the Company issued 564,494 shares of common stock for debt settlement, valued at $232,786, an average of $.41, per share.

For the six months ended December 31, 2010, the Company issued 600,000 shares of common stock for debt settlement to stockholder, valued at $120,000, an average of $.20, per share.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

As of December 31, 2010, we owe $283,851 on the Secured Note of the minimum monthly interest payments of $35,000.  This resulted in a notice of default on both the Secured and Unsecured Notes and raised the interest rate for both Notes from 14.5% to 20% per annum.

ITEM 4: REMOVED AND RESERVED

ITEM 5: OTHER INFORMATION

None.

ITEM 3: EXHIBITS

10.1	Development Agreement between the Seneca Nation of Indians and Solstice International, Inc., dated June 22, 2007, incorporated by reference from Exhibit 10.1 of Form 10-K filed on November 8, 2010

10.2	Management Agreement between the Seneca Nation of Indians and Solstice International, Inc., dated June 22, 2007, incorporated by reference from Exhibit 10.2 of Form 10-K filed on November 8, 2010

10.3	Agreement between Rotate Black Gaming, Inc. and 3D LLC dated November 1, 2009, filed herewith

10.4
Accepted Offer to Purchase between Rotate Black, Inc. and Mark Calvert, Chapter 11 Trustee of Cruise Holdings II, LLC (the “Trustee”), dated January 29, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on February 8, 2010

10.5	Promissory Note from Rotate Black, Inc. to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.2 of Form 10-K filed on February 8, 2010

10.6	Unconditional Guarantee from John Paulsen to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on February 8, 2010

10.7	Letter Agreement between Rotate Black, Inc. and the Trustee, dated April 16, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 27, 2010

10.8	Offer to Purchase and Sale Agreement between Rotate Black, Inc. and Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 16, 2010

10.9	Secured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 16, 2010

10.10	Preferred Mortgage issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on June 16, 2010

10.11	Unsecured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.4 of Form 8-K filed on June 16, 2010

10.12	Unconditional Guaranty from John Paulsen in favor of Cruise Holdings II, LLC, dated June 11, 2010, incorporated by reference from Exhibit 10.5 of Form 8-K filed on June 16, 2010

10.13	Agreement with Catskills Gaming and Development, LLC, dated July 1, 2010, incorporated by reference from Form 8-K filed on July 9, 2009

10.14	Placement Agreement between Capstone Investments and Rotate Black, Inc., dated October 26, 2009, incorporated by reference from Exhibit 10.14 of Form 10-K filed on November 8, 2010

10.15	Placement Agreement between CRT Capital Corp, LLC and Solstice International, Inc., dated February 12, 2008, incorporated by reference from Exhibit 10.15 of Form 10-K filed on November 8, 2010

10.16	Equity Sale/Purchase Agreement between Rotate Black, Inc. and Rotate Black, LLC, dated October 7, 2008, incorporated by reference to Exhibit 99.1 to Form 8-K filed on October 8, 2008

10.17	Asset Sale Agreement between Rotate Black, Inc. and Rotate Black, LLC, dated October 7, 2008, incorporated by reference to Exhibit 99.2 to Form 8-K filed on October 8, 2008

10.18	Stock Purchase Agreement between Rotate Black, Inc. and Rotate Black Gaming, Inc. and Rotate Black, Inc., dated as of October 3, 2008

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

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2011.

ROTATE BLACK, INC.

By:	/s/ John Paulsen
John Paulsen, Chairman, CEO and CFO
(Principal Executive Officer, Principal Financial Officer)