Form 10-Q
period 2011-03-31
ROTATE BLACK INC
filed 2011-08-11
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File No. 333-44315

ROTATE BLACK, INC.
 (Exact name of small business issuer as specified in its charter)

NEVADA	75-3225181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

932 Spring Street, 201, Petoskey, Michigan	49770
(Address of principal executive offices)	(Zip Code)

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

At August 9, 2011, 18,707,042, shares of the registrant’s common stock (par value of $0.001) and 190 preferred A shares were outstanding.

PART 1.

ITEM 1 FINANCIAL STATEMENTS
ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash	$11	$1,226
Due from RBMS	1,435,520	-
Prepaid expenses	78,693	20,536

Total current assets	1,514,224	21,762

Unbilled development advances	2,390,043	2,331,684
Fixed assets - net	16,616	33,153
Fixed Assets to be disposed - net	4,093,328	4,253,246
Contract rights	6,323,884	6,323,884
Land purchase deposit	8,470,674	8,470,674
Deferred development cost	64,016	31,631
Deferred financing fee	25,000	25,000
Security deposit	3,600	3,600

TOTAL ASSETS	$22,901,385	$21,494,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,037,507	$2,232,444
Due to RBMS	-	138,993
Note payable - insurance	84,872	-
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Loan payable - stockholder	985,961	1,026,093
Note payable - truck - current portion	5,293	5,293

Total current liabilities	7,688,633	6,977,823

Note payable - truck	3,411	7,335
Derivative liability	-	220,050
Contingent liability	152,000	62,000
Shares to be issued	56,500	-
Deferred revenues	49,621	49,621

TOTAL LIABILITIES	7,950,165	7,316,829

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 20,000,000
shares authorized; 18,707,042 and 16,599,829
shares issued and outstanding as of
March 31, 2011 and June 30, 2010,
respectively	18,707	16,600
Additional paid-in capital	18,323,192	17,673,413
Accumulated deficit	(4,705,919)	(4,850,386)
TOTAL ROTATE BLACK, INC.
STOCKHOLDERS' EQUITY	13,635,980	12,839,627

NONCONTROLLING INTEREST	1,315,240	1,338,178

TOTAL STOCKHOLDERS' EQUITY	14,951,220	14,177,805

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$22,901,385	$21,494,634

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2011		2010	2011	2010

Revenue		$600,000	$-	$1,800,000	$-

Operating expenses
Salary expense		161,033	48,399	235,642	184,946
Stock based compensation		-	112,500	124,600	287,500
Stock issued for interest		-	-	26,000	-
General and administrative expenses		176,635	562,382	942,675	852,113
Write-off investment in joint venture		-	-	-	139,782
Forgiveness of accounts payable and accrued expenses		-	-	-	49,145
Interest expense		186,093	2,803	349,554	21,212

Total expenses		523,761	726,084	1,678,471	1,534,698

Net Income (Loss)		76,239	(726,084)	121,529	(1,534,698)

Less: Income (loss) attributable to noncontrolling interest		330	(1,521)	(22,938)	(10,183)

Net Income (loss) attributable to controlling interest		$75,909	$(724,563)	$144,467	$(1,524,515)

Basic and diluted net loss per common share
attributed to controlling interest	$	*	$(0.05)	$0.01	$(0.11)

Basic and diluted average
common shares outstanding		18,674,635	15,410,329	17,643,345	14,529,463

* Less than $0.01, per share.

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$144,467	$(1,524,515)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	124,600	287,500
Stock issued for interest	26,000	-
Write-off of investment in joint venture	-	139,782
Depreciation and amortization	176,455	16,381
Loss on settlement of note payable	-	473
Forgiveness of accounts payable and accrued expenses	-	(49,145)
Cancellation of shares to be issued	-	(32,138)
Noncontrolling interest	(22,938)	(10,183)
Changes in assets and liabilities:
Prepaid expenses	(58,157)	1,270
Unbilled development advances	(58,359)	(180,181)
Accounts payable and accrued expenses	969,926	550,992
Due to affiliate	(138,993)	-
Derivative liability	(167,127)	-
Contingent liability	90,000	-
Deposits	15,000	-
Deferred revenues	-	2,743

Net cash provided by (used in) operating activities	1,100,874	(797,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in due from/to RBMS	(1,235,520)	-
Increase in deferred expenses	(32,385)	(407,980)
Purchases of fixed assets	-	(3,867)

Net cash used in investing activities	(1,267,905)	(411,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable	109,350	-
Increase in loan payable - stockholder	79,868	411,470
Proceeds from sales of common stock	5,000	813,931
Payment on note payable	(24,478)	(25,000)
Payments of note payable - truck	(3,924)	(3,964)

Net cash provided by financing activities	165,816	1,196,437

Net decrease in cash	(1,215)	(12,431)

Cash, beginning of period	1,226	15,453

Cash, end of period	$11	$3,022

Noncash Transaction

Issuance of common stock for services billed to customer	$150,000

Issuance of common stock in payment of due to stockholder	$120,000	$1,500,000

Issuance of common stock in settlement of accounts payable	$179,863

Issuance of common stock in settlement of derivative liability	$52,923

Issuance of common stock in payment of note payable		$330,000

See notes to financial statements

Rotate Black, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Rotate Black, Inc. (Company) was incorporated in Nevada on August 2, 2006 to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. (BevSystems).

The Company develops, operates and manages gaming and related properties. On April 1, 2010, the Company commenced operation under the Gulfport Project management agreement and was no longer a development stage company.

Gulfport Project

The Company’s primary focus is the management of a gaming casino and amenities in Gulfport, Mississippi (Gaming Project) under the Gulfport Project Management Agreement (Note 6) with the Company’s affiliate, Rotate Black MS, LLC (RBMS), a Mississippi limited liability company.

On May 28, 2010, the Company, Rotate Black, LLC and an officer of the Company formed RBMS, a limited liability company, (Note 7) to own, develop and manage the operations of a dockside vessel-based casino in Gulfport, Mississippi. The Company’s initial strategy was to secure an existing gaming vessel, move the vessel to the Company’s Gulfport site, and build land assets on that site to support the gaming vessel. Subsequently, RBMS changed its strategy to an entirely land-based casino.

Gaming Project

In October 2008, the Company acquired 75% of the outstanding common stock of Rotate Black-Gaming, Inc., (Gaming), from RBL. Gaming is under contract to develop and manage a world-class destination casino resort in Sullivan County, New York. Gaming has acquired the property and completed all design layout (Note 5).

Other Projects

In connection with the acquisition of Gaming, the Company also acquired the Dayton Project, a casino development project in Dayton, Nevada, The Dayton Project has been cancelled and, as of June 30, 2009, the Company has written-off the deferred expenses of $233,960.

Also in connection with the acquisition of Gaming, the Company acquired a 50% joint venture interest in Rotate Black India Pvt Ltd. (India), formed to develop a project in India. This project is on hold until new Indian gaming laws are solidified and, as of December 31, 2009, the Company had written-off the investment expense of $136,121.

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

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiary.

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

Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized. The cost and accumulated depreciation of assets retired or otherwise disposed of are relieved from the appropriate accounts and any profit or loss on the sale or disposition of such assets is credited or charged to income.

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and, if there is a finite life, will be amortized over their estimated useful lives of each asset as determined by management. Amortization will commence upon the placement of individual assets into service and the initial determination of the lives assigned to each. The Company expects this to occur for the Contract Rights upon the effective date of the Development Agreement. As of March 31, 2011, all the Contract Rights had not commenced amortization.

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

Contract Rights were valued based upon management’s forecast of expected future net cash flows, with revenues based on projected revenues under the Development and Management Agreements.

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred.

Development advances are the funds advanced by the Company for necessary costs in advance of the facility loan for the Seneca Nation, which include expenses for legal, engineering and architectural fees and have been capitalized. A development fee of 2.5% of total development costs was accrued by the Company for services rendered pursuant to the Development Agreement and is in addition to the amounts advanced to cover the development costs.

The development advances and the development fee are being deferred and will be paid or eliminated upon the resolution of the arbitration (Note 5) with the Seneca Nation.

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

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period which are included in operations.

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

For the nine months ended March 31, 2011 and 2010, there were no significant potentially dilutive securities.

Basic loss per share has been retroactively restated to reflect the reverse stock split (Note 11).

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

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $4,705,919 and negative working capital of $6,174,409 as of March 31, 2011 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell unregistered stock to investors.

4. ASSET TO BE DISPOSED

For the nine months ended March 31, 2011 and 2010, depreciation expense for the gaming vessel was $171,172 and $11,254, respectively.

On June 10, 2010, the Company purchased The Big Easy, a gaming vessel for the Gulfport Project, for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of $414,500 and cash of $275,000. The Secured Note is collateralized by the gaming vessel and both notes are guaranteed by an officer of the Company. The Secured Note is payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. Since September 17, 2010, both notes have been in default and the interest rate was increased to 20%, per annum.

On July 15, 2011, the seller of the “Big Easy” agreed to forever waive any and all claims against the Company and its guarantor, including, but not limited to the principal and interest. In consideration, the Company agreed to issue to the seller: (1) 500,000 shares of the Company’s common stock, (2) warrants to purchase 500,000 shares of the Company’s common stock at $0.40, per share, immediately exercisable, (3) 205 Common “B” Units of RBMS of 100,000 to be authorized, (4) warrants to purchase 375 units of Common “B” Units of RBMS, at $0.01, per unit, exercisable pursuant to the warrant agreement and (5) an administration fee of $5,000, per month, payable in cash for 60 months commencing with the first month of operations of the Gulfport Project casino. This agreement is subject to completing the financing for RBMS (Note 7) and court approval.

The cost of the boat has been reclassified to assets to be disposed.

5. CONTRACT RIGHTS

Contract rights consisted of the various rights acquired under the Development and Management Agreements. It is composed of $2,520,000 in contract rights acquired by Rotate Black, LLC and $3,247,884 in draws from an asset-backed lending agreement used to finance the expenses associated with acquiring the Development and Management Agreements. In addition, $556,000 represents the cost of the land for the gambling facility, which was transferred to the Seneca Nation without compensation by Gaming. The total contract rights as of March 31, 2011 were $6,323,884.

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

As of March 31, 2011, unbilled Development Advances were $2,390,043, including $355,579 in interest in addition to $49,621 of developer fees, which have been deferred.

Development and Management Agreement

On June 22, 2007, Gaming entered into a Development Agreement with the Seneca Nation of Indians (Nation), a Federally-recognized Indian tribal government, to act as the Developer to provide managerial expertise and financial resources to assist the Nation in acquiring land and developing and constructing a gaming facility (Facility). The purpose of the Facility for the Nation is to provide employment and improve the social, economic, education, and health needs of its members; to increase its revenues and to enhance the Nation’s economic self-sufficiency.

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

Subsequent to the transfer of the Property to the Seneca Nation of Indians pursuant to its agreements with the Seneca Nation, 3D has filed a lawsuit against the Seneca Nation and RBI to recover the Property and other claims.

On May 11, 2011, RBI entered into an agreement with 3D wherein 3D has agreed to drop its lawsuit against RBI and forever waive any and all claims against RBI. In consideration for this, RBI has agreed to pay 3D ten dollars ($10) and to grant 3D the right to buy the Property from RBI for $500,000, in the event that RBI is successful in re-acquiring the 3D Property from the Seneca Nation.

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

Land Purchase

On May 26, 2009, the Company entered into an agreement to acquire additional real property in Sullivan County, New York. The purchase price for the property was 1,409,828 shares of common stock of the Company, $1,750,000 in cash on escrow and $1,750,000 in cash upon closing. On May 11, 2009, the Company issued 630,735 shares of common stock and Rotate Black, LLC transferred, on behalf of the Company, 779,093 shares of the Company’s common stock to the seller, both being held in escrow, as a deposit under the agreement. The shares were valued at $7,049,142, $5.00, per share.

In October 2009, the Company issued 779,093 shares of common stock to Rotate Black, LLC.

Proposed Sale of Gaming

On July 1, 2010, the Company and RBL entered into an agreement to sell 100% of the common stock of Gaming to Catskills Gaming and Development, LLC (Catskill) for an aggregate consideration of $21,000,000 in cash and the assumption indebtedness of $6,300,000. The Nation notified Catskill that any further discussions pertaining to gaming development in the Catskills Region of New York is premature until the United States imposed moratorium on the acquisition of lands in trust for new Indian gaming facilities has been lifted.

On February 2, 2011, Gaming filed a notice of breach of the Management and Development Agreements with the Nation in response to the notification to Catskill. Gaming has also commenced a binding arbitration proceeding under their Development and Management Agreements with the Nation, seeking $21 million in actual damages and $350 million in lost profits. The Company believes that it will recover its carrying value either through:  (1) the arbitration, (2) the proposed sale or (3) by continuing to develop and manage the Gaming Project.

6. RBMS MANAGEMENT AGREEMENT

On October 27, 2010, RBMS and the Company, as manager, entered into a management agreement, effective as of April 1, 2010. On June 20, 2011 the Company agreed to amend its management agreement with RBMS to facilitate the $15.0 million equity financing. The management agreement is for ninety-nine (99) years and under the new terms of the management agreement the Company will receive from the closing of the equity financing to the opening date of the Casino, a management fee of $200,000 per month payable the 10th day of every month and will be paid by the Company. In addition, the management fee that is payable prior to the opening of the casino shall never exceed $1,000,000 in total.

Upon the opening of the casino, the monthly ongoing management fee will be 2% of monthly net revenues plus 5% of the monthly EBTDAM up to $1 million of monthly EBTDAM plus 10% of the monthly EBTDAM above $1 million monthly EBTDAM. The monthly ongoing management fee will not exceed $300,000 in any month. For the nine months ended March 31, 2011, management fees from RBMS were $1,800,000.

The Manager is entitled to appoint two directors out of the five directors on the RBMS Board of Directors.

7. INVESTMENT IN RBMS

As of March 31, 2011, the Company, RBL and an officer of the Company own an aggregate 46% of the voting interests of RBMS. The Company has accounted for its investment in RBMS on the equity method as it does not meet all the control requirements of a variable interest entity to consolidate and current percent of ownership will be diluted by future financing of RBMS.

As of March 31, 2011, the condensed balance sheet of RBMS was as follows:

Development costs	$4,676,820

Total Assets	$4,676,820

Current liabilities	$1,141,300
Due to RBI	1,435,520
Members’ equity	2,100,000

Total assets and members equity	$4,676,820

As of November 19, 2010, RBMS has: (a) entered into two ground leases for the nine and a half acre site, (b) achieved rezoning of such property from general business to entertainment and gaming, and (c) been approved by the Mississippi Gaming Commission to submit an application for gaming site approval. On July 5, 2011, RBMS received an equity funding commitment by an outside investor for $15 Million and has engaged Citadel Securities, LLC as advisor for the placement of the senior secured debt for the project. Pursuant to the equity investment the outside investor shall appoint three directors to RBMS. The Company anticipates closing of this equity finance on or before September 30, 2011.

8. EDMONTON PROJECT MANAGEMENT AGREEMENT

On January 11, 2011, the Company, through a wholly-owned subsidiary, entered into a management agreement (Agreement), as manager, with the Bear Hills Charitable Foundation, Bear Hills Casino Inc., the Louis Bull Tribe and 677626 Alberta Ltd. (Tribe Companies) for a proposed casino and entertainment destination on the Louis Bull Indian Reserve, near Edmonton, Canada. The term of the Agreement commences on the date the Tribe Companies receive a license for the proposed casino and all related necessary approvals from the Alberta Gaming and Liquor Commission and then shall continue for the greater of twenty years or until all monies advanced by the Company to the Tribe Companies relating directly or indirectly to the casino project are repaid or for such other term agreed.

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino.

The Tribe Companies and the Company are scheduled to meet with the Alberta Liquor and Gaming Commission in the fall of 2011 for the purpose of securing approval to proceed.

9. PANAMA PROJECT

On March 17, 2011, the Company entered into an agreement (Agreement) for a proposed joint venture (Blue Water Gaming and Entertainment S.A.) (Blue Water), with Ocean Point Development Corp. (Ocean Point) and Renaissance Gaming, LLC (Renaissance) to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama (Trump Ocean Club).

Under the Agreement, Ocean Point shall transfer certain rights to Blue Water in exchange for $24 million of preferred units and forty-nine percent (49%) of the fully diluted common units of Blue Water, at closing. Renaissance has secured an investment partner to provide $14 million to Blue Water in exchange for $14 million of preferred units and thirty-five percent (35%) of the fully diluted common Units of Blue Water. The Company is continuing to work with Renaissance and it’s investment partner to secure the $14 Million in agreed upon funds.

10. LOAN PAYABLE – STOCKHOLDER

As of March 31, 2011, loan payable - stockholder primarily consisted of development advances provided by RBL, a company under common control, on behalf of the Company and is payable on demand, with interest at 12%, per annum.

11. COMMON STOCK

Reverse Stock-Split

On July 19, 2010, effective August 2, 2010, the Board of Directors authorized a one-for-five reverse stock-split by combining every five outstanding shares of common stock into one share of common stock, without a change to authorized shares or par value. All share and per share amounts have been retroactively restated.

Common and Preferred Shares

In November 2010, the Company sold 20,000 shares of common stock to an investor, valued at $5,000, an average of $0.25, per share.

For the nine months ended March 31, 2011, the Company issued 407,318 shares of common stock for legal services rendered, valued at $150,000, an average of $.37, per share, the value of the service provided.

For the nine months ended March 31, 2011, the Company issued an aggregate of 460,401 shares of common stock for consulting services rendered, valued at 128,500, an average of $.28, per share, the value of the service provided.

On September 28, 2010, the Company borrowed $15,000 from a stockholder and issued 15,000 shares of common stock as interest, valued at $6,000, $.40, per share, the value of the shares issued.

For the nine months ended March 31, 2011, the Company issued 40,000 shares of common stock to board members for services rendered, valued at $9,600, an average of $.24, per share, the value of the service provided.

For the nine months ended March 31, 2011, the Company issued 564,494 shares of common stock for debt settlement, valued at $232,786, an average of $.41, per share.

For the nine months ended March 31, 2011, the Company issued 600,000 shares of common stock for debt settlement to stockholder, valued at $120,000, an average of $.20, per share.

Warrants

On May 28, 2010, the Company granted a warrant to purchase 20,000 shares of the Company's common stock to a consultant for services rendered. The warrant is exercisable at $0.85 and was valued at $11,610 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.95, the risk free interest rate, 2.10% and the expected volatility of 69.81%.

12. NONCONTROLLING INTEREST

As of March 31, 2011, the noncontrolling interest of Gaming was 25%.

13. INCOME TAXES

As of March 31, 2011, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

14. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000.

A complaint has been filed against the Company, RBL and others in the amount of $5,000,000 pursuant to the termination of a development agreement for Dayton. In March 2011, a notice of the default was entered against the Company. The Company has filed an answer and a counterclaim and will defend against this action. The Company can provide no assurance as to the likelihood of the outcome as the matter is in its early stages.

On October 25, 2010, an action was filed against the Company, RBL and a former employee, collectively, the Defendants. The Plaintiff alleges that as a condition to their purchase of 1,200,000 shares of the Company's common stock, the Plaintiff had the right to require the Defendants to repurchase all or any portion of the shares. Plaintiffs also allege that a subsequent agreement was entered into with RBL, whereby RBL would purchase the Plaintiff’s 1,200,000 shares of common stock. Plaintiff further alleges that this repurchase also did not occur and that the Defendants breached other terms of the agreements. Plaintiffs are seeking the return of $1,200,000 and additional unspecified amounts as compensatory, actual and punitive and/or exemplary damages, restitution for unjust enrichment, prejudgment interest, attorney’s fees and costs and other relief as the court deems appropriate. The Company has filed an answer and a counterclaim and will defend against this action. The Company can provide no assurance as to the ultimate outcome of this action.

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

15. SUBSEQUENT EVENTS

Authorized shares

On April 20, 2011, the Stockholders authorized an increase the number of authorized common shares from 20,000,000 to 75,000,000, $0.001, par value, and authorized 5,000,000 preferred shares, $.01, par value, subject to Board of Directors designation.

On June 10, 2011, the Board of Directors designated 500 shares of Class A 12% Preferred stock (Series A), stated value of $1,000, per share. Each share is convertible at any time from and after the issue date into shares of common stock determined by dividing the stated value of the shares of Series A by the conversion price of $.10, as defined. Holders of the Series A are entitled to receive cumulative dividends at 12%, per annum, payable quarterly, subject to periodic increases, as defined, and a late fee of 18%, per annum. The Series A have certain antidilution rights, as defined. In addition, upon the occurrence of any triggering event, as defined, the holder of the Series A shall have the right to: (A) require the Company to redeem all of the Series A held by the holder for a redemption price, in cash, equal to the an amount as defined, or (B) redeem all of the Series A held by the holder for a redemption price, in shares of common stock of the Company, equal to a number of shares equal to the redemption amount, as defined. Upon liquidation of the Company, the Series A holders are entitled to receive an amount equal to the stated value, plus accrued and unpaid dividends. The Series A have no voting rights.

Preferred Stock

In April and June, 2011 the Company sold 190 Series A shares and 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years.

Warrants

On June 23, 2011, in connection with the Company’s sale of 190 Series A shares, the Company issued to the selling agent warrants to purchase 158,000 shares of the Company's common stock, exercisable through June 23, 2016, at $0.10, per share, as defined.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the chief executive officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock. The Plan shall terminate after ten years.

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

In addition to the risks discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30,2010, various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors: These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this 10Q will prove to be accurate.

Our growth strategies;
Our development and potential acquisition of new facilities;
Risks related to development and construction activities;
Anticipated trends in the gaming industries;
Patron demographics;
General market and economic conditions;
Access to capital and credit, including our ability to finance future business requirements;
The availability of adequate levels of insurance
Changes in federal, state and local laws and regulations, including environmental and gaming license legislation and regulations;
Regulatory approvals;
Competitive environment;
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

Overview

Gulfport Project

Rotate Black, Inc. (“Rotate Black” or the “Company” ”We” ”Us” “Our”) was incorporated in Nevada on August 2, 2006. The Company’s primary focus, since January 2010, is the management of a gaming casino and amenities in Gulfport, Mississippi (“Gulfport Project”) under a management agreement with our affiliate, Rotate Black MS, LLC (“RBMS”), a Mississippi limited liability company.  Our President and Chief Operating Officer, Dual Cooper, also serves as the Chief Executive Officer of RBMS and will oversee the development and management of the Gulfport Project. Dual has over 30 years of gaming experience on both the development and operations side of the business and he has over seven years of experience as a senior executive officer of various gaming operations in the Gulf Coast. He served as President, CEO or General Manager of 20 properties during their development. He has held executive positions at the following casinos, among others: Tulalip Casino, Pechanga Entertainment Center, Casino Magic Corp., Desert Inn, Bally’s Las Vegas and Morongo Casino Resort.

The Gulfport Project site is located on approximately nine and a half (9.5) acres of land adjacent to the small craft harbor at the Bert Jones Yacht Basin in Gulfport, MS.  The site offers exceptional Gulf of Mexico and city views.  It will have easy access from US 90 as well as direct access from I-10 via the Central Harrison County Connector Highway currently under construction by the State of Mississippi. In addition, the site is directly adjacent to the newly renovated Joseph T. Jones Memorial Park (“Jones Park”). Jones Park is the largest public park on the Gulf Coast and is undergoing a three phase restoration including green spaces, gardens, pavilions, water features, as well as art and entertainment facilities.

As of November 19, 2010, RBMS has: (a) entered into two ground leases for the nine and a half acre site, (b) achieved rezoning of such property from general business to entertainment and gaming, and (c) been approved by the Mississippi Gaming Commission to submit an application for gaming site approval.  On July 5, 2011 RBMS received an equity funding commitment by an outside investor for $15 Million and has engaged Citadel Securities, LLC as advisor for the placement of the senior secured debt for the project.

RBMS is developing the Gulfport Project in two phases.  The first phase will include a land-based 57,000 square facility dedicated to gaming and entertainment and an attached 100-room hotel.  The second phase is expected to increase the gaming and entertainment space by an additional 38,000 square feet, add 200 additional hotel rooms and a parking garage.

On October 27, 2010, RBMS and the Company, as manager, entered into a management agreement, effective as of April 1, 2010.  On June 20, 2011 the Company agreed to amend its management agreement with RBMS to facilitate the $15.0 million equity financing.  The management agreement is for ninety-nine (99) years and under the new terms of the management agreement the Company will receive from the closing of the equity financing to the opening date of the Casino, a management fee of $200,000 per month payable the 10th day of every month. In addition, the management fee that is payable prior to the opening of the casino shall never exceed $1,000,000 in total.

Upon the opening of the casino, the monthly ongoing management fee will be 2% of monthly net revenues plus 5% of the monthly EBTDAM up to $1 million of monthly EBTDAM plus 10% of the monthly EBTDAM above $1 million monthly EBTDAM.  The monthly ongoing management fee will not exceed $300,000 in any month.  The monthly ongoing management fee will always be payable the 10th day of each month based on the prior month’s EBTDAM.

In connection with the finalization of funding, the Company anticipates revising the management agreement.

Retirement of Debt

The Company’s initial strategy for its Gulfport Project was to purchase an existing gaming vessel, move the vessel to the Gulfport Project site, and build amenities on that site to support the gaming vessel.  In its effort to execute that strategy, we purchased the “Big Easy” gaming for an aggregate purchase price of $4,264,500, payable by issuance of a secured note payable to the seller of $2,975,000, issuance of an unsecured note payable to the seller of $600,000, fees of $414,500 and cash of $275,000.

On July 15, the noteholder agreed to forever waive all claims against the Company and its guarantor, John Paulsen, the Company’s CEO including but not limited to the principal and interest on the promissory note. In consideration, the Company agreed to issue to the seller: (1) 500,000 shares of our common stock, (2) warrants to purchase shares of our common stock priced at $0.40 per share, immediately exercisable, (3) 205 Common “B” Units of RBMS (out of 100,000 authorized), (4) warrants to purchase 375 common “B” Units in RBMS, at $0.01 per unit, exercisable as defined in the warrant agreement and (5) an administration fee of $5,000 per month in cash for 36 months starting with the first month of operations of the Gulfport Project casino.

In addition, the Board has approved a resolution that will enable Management to negotiate and retire any outstanding debt by issuing stock to the applicable creditor(s) at $0.20, per share.

Catskill, NY

We own 75% of our subsidiary, Rotate Black Gaming, Inc., which has been developing the Gaming Project under development and management agreements.

On July 1, 2010, the Company entered into an agreement to sell our 75% of the common stock of Gaming to Catskills Gaming and Development, LLC (Catskill) for an aggregate consideration of $21,000,000 in cash and the assumption indebtedness of $6,300,000. The Seneca Nation notified Catskill that any further discussions pertaining to gaming development in the Catskills Region of New York is premature until the United States imposed moratorium on the acquisition of lands in trust for new Indian gaming facilities has been lifted.

Gaming has filed a notice of breach of the Management and Development Agreements with the Nation in response to the notification to Catskill and has also commenced a binding arbitration proceeding under their Development and Management Agreements with the Nation, seeking $21 million in actual damages and $350 million in lost profits. The Company believes that it will recover its carrying value either through:  (1) the arbitration, (2) the proposed sale or (3) by continuing to develop and manage the Gaming Project.

Edmonton, Alberta

On January 11, 2011, our wholly-owned subsidiary, 3176797 Canada Ltd. entered into a management agreement (Agreement), as manager, with the Bear Hills Charitable Foundation, Bear Hills Casino Inc., the Louis Bull Tribe and 677626 Alberta Ltd. for a proposed casino and entertainment destination on the Louis Bull Indian Reserve near Edmonton, Canada.  The term of the Agreement commences on the date the Bear Hills Charitable Foundation receives a license for the proposed casino and all related necessary approvals from the Alberta Gaming and Liquor Commission and shall continue for a term which shall be the greater of twenty years or when all monies advanced by us to the Bear Hills Charitable Foundation, Bear Hills Casino, Inc., the Louis Bull Tribe and 677626 Alberta Ltd., relating directly or indirectly to the casino project are repaid in full or for such other term agreed to by the parties.

We will be entitled to receive thirty percent of the revenues distributed to the Bear Hills Charitable Foundation, Bear Hills Casino Inc., the Louis Bull Tribe and 677626 Alberta Ltd. from the operations of the slot revenue and live games.  In addition, the Manager is entitled to thirty percent of all profits from any other businesses or activities on the property provided by the Louis Bull Tribe and its affiliates and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino.

The Louis Bull Tribe and the Company are scheduled to meet with the Alberta Liquor and Gaming Commission in September, 2011. The purpose of this meeting is to secure an approval to proceed from the Commission.

Panama Project

On March 17, 2011 the Company entered into an agreement (the “Agreement”) for a proposed joint venture, Blue Water Gaming and Entertainment S.A. (Blue Water), with Ocean Point Development Corp. (“Ocean Point”) and Renaissance Gaming, LLC (“Renaissance ”).  The purpose of the joint venture is to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama (“Trump Ocean Club”).

Under the Agreement, Ocean Point shall transfer the certain rights to Blue Water in exchange for $24 million of preferred units and forty-nine percent (49%) of the fully diluted common units of Blue Water at closing. Renaissance  has secured an investment partner that will provide $14 million to Blue Water in exchange for $14 million of preferred units and thirty-five percent (35%) of the fully diluted common units of Blue Water. The Company is continuing to work with Renaissance and its investment partner to secure the $14 million in agreed upon funds.

Discontinued Projects

As of December 31, 2010, the Company has decided not to pursue the Dayton, Nevada and Life O2 Oxygenated Water projects and has placed India (Rotate Black India Pvt LTD) on hold. All of the carrying amounts have been written-off. A complaint has been filed against the Company related to the Dayton project. See Part II, Legal Proceedings.

Results of Operations

On April 1, 2010, the Company commenced operation under the Gulfport Project management agreement and was no longer a development stage company.

All of our revenue is generated from this management agreement with RBMS for the development of a casino in Gulfport, Mississippi.

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Revenue

For the three months ended March 31, 2011, total revenue was $600,000, as compared to none for the prior year. Revenues consisted of fees from the management agreement from RBMS that commenced on April 1, 2010.

Operating Expenses

	Three Months Ended March 31,
	2011	2010	Increase/(decrease)	Percent
Salary expense	161,033	48,399	112,634	233%
Stock-based compensation	-	112,500	(112,500)	(100%)
General and administrative expenses	176,635	562,382	(385,747)	(69%)
Interest expense	186,093	2,803	183,290	6539%

Total expenses	$523,761	$726,084	$(202,323)	(28%)

Salary Expense.  For the three months ended March 31, 2011, salary expenses increased $112,634, or 233% as compared to the three months ended March 31, 2010.  Salary expense for the three months ended March 31, 2011, consisted of wages for our CEO, COO and controller and health insurance. The increase was primarily attributable to salaries earned by employees.

Stock-based compensation.  For the three months ended March 31, 2011, stock based compensation decreased $112,500, or 100%, as compared to the comparable prior year period. The decrease was the result of legal and consulting services paid by stock during the 2010 period.

General and administrative expenses.  General and administrative expenses decreased by $385,747, or 69%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, resulting from decreases in outside services, travel and other expenses.

Interest expense. For the three months ended March 31, 2011, interest expense was $186,093, an increase of $183,290 as compared to interest expense of $2,803 for the three months ended March 31, 2010.  The increase in interest expenses was primarily the result of the acquisition of the Big Easy vessel for our Gulfport project and the mortgage associated with it.

Net Income (loss)

Net income for the three months ended March 31, 2011 was $76,239 as compared to net loss of $726,084 for the three months ended March 31, 2010. This increase in income is due to the monthly management fee paid to the Company by RBMS which commenced in 2011.

Nine Months Ended March 31, 2011, Compared to Nine Months Ended March 31, 2010

Revenue

For the nine months ended March 31, 2011, total revenue was $1,800,000, as compared to none for the prior year. Revenues consisted of fees from the management agreement from RBMS that commenced on April 1, 2010.

Operating Expenses

	Nine Months Ended March 31,
	2011	2010	Increase/(decrease)	Percent
Salary expense	235,642	184,946	50,696	27%
Stock-based compensation	124,600	287,500	(162,900)	(57%)
Stock issued for interest	26,000	-	26,000	100%
General and administrative expenses	942,675	852,113	90,562	11%
Write-off of investment		139,782	(139,782)	(100%)
Forgiveness of accounts payable and accrued expenses		49,145	(49,145)	(100%)
Interest expense	349,554	21,212	328,342	1548%

Total expenses	$1,678,471	$1,534,698	$143,773	10%

Salary Expense.  For the nine months ended March 31, 2011, salary expenses increased $50,696, or 27%, as compared to the prior year period.  Salary expense for the nine months ended March 31, 2011, consisted of wages for our CEO, COO and controller and health insurance. The increase was primarily attributable to the salaries earned by the CEO and COO.

Stock-based compensation.  For the nine months ended March 31, 2011, stock based compensation decreased $162,900, or 57%, as compared to the prior year period. The decrease was related to a decrease in legal and consulting services.

Stock issued for interest.  For the nine months ended March 31, 2011, stock issued for interest was $26,000, as compared to none for the prior year.  Stock issued for interest was related to a bridge loan by one of our investors in 2011.

General and administrative expenses.  General and administrative expenses increased by $90,562, or 11%, for the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, resulting from increases in outside services, travel, depreciation, insurance and other expenses related to the current development project in Gulfport Mississippi and Edmonton, Alberta.

Write-off investment in joint venture.  For the nine months ended March 31, 2010, write-off investment in joint venture was $139,782 and was related to our discontinued India project.

Forgiveness of accounts payable and accrued expenses.  Forgiveness of accounts payable and accrued expenses was $49,145 for the nine months ended March 31, 2010 and was related to accounting services.

Interest expense. For the nine months ended March 31, 2011 was $349,554 as compared to $21,212 for the nine months ended March 31, 2010. This increase of $328,342 was the result of the acquisition of the Big Easy vessel for our Gulfport project and the mortgage associated with it.

Net income (loss)

Net income for the nine months ended March 31, 2011 was $144,467 compared to a net loss of $1,524,515 for the nine months ended March 31, 2010. This increase in net income is due to the monthly management fee paid to the Company by RBMS which commenced in 2011.

Liquidity and Capital Resources

At March 31, 2011, we had negative working capital of $6,174,409 as compared to negative working capital of $2,282,731 at March 31, 2010.  The increase in negative working capital is primarily the result of the reclassification of the assets to be disposed from current to noncurrent of $4,093,328.

Cash Flows from Operating Activities.  Net cash provided from operating activities increased by approximately $1,897,895 over the prior year period resulting primarily from an increase in net income of $1,656,227 in 2011 as compared to the 2010 period, net of noncash adjustments. The increase in net cash provided by operating activities was primarily the result of revenue from our RBMS management agreement offset by additional operating costs associated with this agreement and the Catskill project.

Cash Flows from Investing Activities.  Net cash used by investing activities increased by approximately $856,058, resulting primarily from our increased investment in RBMS of $1,235,520.

Cash Flows from Financing Activities.  Net cash provided by financing activities decreased by approximately $1,030,621, resulting primarily from a decrease of $808,931 from proceeds received from the sale of our common stock in 2011 and the decrease of $331,602 of proceeds from loan payable - stockholder, offset by the increase in notes payable of $109,350.

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

On May 16, 2010, the Company entered into an agreement to engage Citadel Securities, LLC (Citadel) as its non-exclusive financial advisor to provide certain financial advisory services in connection with the financing of its Gulfport, Mississippi casino development project.  The Company will pay fees to Citadel, as follows:

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

In April and June, 2011 the Company sold 190 Series A shares and 950,000 warrants to purchase common stock for an aggregate of $190,000.  Each warrant is exercisable at $0.40, per share, for five years.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended March 31, 2011. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4T:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act was conducted by our Principal Executive and Principal Financial Officer. Based upon that evaluation, he has concluded that our disclosure controls and procedures were not effective as of March 31, 2011, based on his evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Controls and Procedures

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to March 31, 2011, we hired a controller under our plan to upgrade our procedures and controls.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On February 23, 2010, a complaint has been filed in Third Judicial Court of the State of Nevada by SMC Construction Co., Inc. and others against the Company, RBL and others in the amount of $5,000,000 pursuant to the termination of a development agreement for Dayton. In March 2011, a notice of the default was entered against the Company.  The Company has filed an answer and a counterclaim and will defend against this action.

On October 25, 2010, an action was filed in the United States District Court, Western District of  New York by The Sandesh Limited, the Plaintiff, against Rotate Black, Inc., Rotate Black LLC and a former employee, collectively, the Defendants. The Plaintiff alleges that as a condition to their purchase of 1,200,000 shares of our common stock, the Plaintiff had the right to require the Defendants to repurchase all or any portion of the shares. Plaintiffs also allege that a subsequent agreement was entered into with Rotate Black, LLC, whereby Rotate Black, LLC would purchase the Plaintiff’s 1,200,000 shares of common stock.  Plaintiff further alleges that this repurchase also did not occur and that the Defendants breached other terms of the agreements. Plaintiffs are seeking the return of $1,200,000 and additional unspecified amounts as compensatory, actual and punitive and/or exemplary damages, restitution for unjust enrichment, prejudgment interest, attorney’s fees and costs and other relief as the court deems appropriate. The Company has filed an answer and a counterclaim and will defend against this action. The Company can provide no assurance as to the ultimate outcome of this action.

On February 2, 2011, Gaming filed a notice of breach of the Management and Development Agreements with the Seneca Nation of Indians in in response to the notification to Catskill. Gaming has also commenced a binding arbitration proceeding under their Development and Management Agreements with the Nation, seeking $21 million in actual damages and $350 million in lost profits.

ITEM 1A:  RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None of the transactions described below involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and the registrant believes that, except as set forth below, each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. All recipients had adequate access, though their relationships with the registrant, to information about the registrant.

For the nine months ended March 31, 2011, the Company sold 20,000 shares of common stock to an investor, valued at $5,000, an average of $0.25, per share.

For the nine months ended March 31, 2011, the Company issued 407,318 shares of common stock for legal services rendered, valued at $150,000, an average of $.37, per share, the value of the service provided.

For the nine months ended March 31, 2011, the Company issued an aggregate of 460,401 shares of common stock for consulting services rendered, valued at 128,500, an average of $.28, per share, the value of the service provided.

For the nine months ended March 31, 2011, the Company issued 40,000 shares of common stock to board members services rendered, valued at $9,600, an average of $.24, per share, the value of the service provided.

For the nine months ended March 31, 2011, the Company issued 564,494 shares of common stock for debt settlement, valued at $232,786, an average of $.41, per share.

For the nine months ended March 31, 2011, the Company issued 600,000 shares of common stock for debt settlement to stockholder, valued at $120,000, an average of $.20, per share.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Since September 17, 2010, the secured note payable and the unsecured note payable to the seller of the gaming vessel of $2,975,000 and $600,000 have been in default and the interest rate was increased to 20%, per annum.

On July 15, 2011, the seller of the gaming vessel agreed to forever waive any and all claims against the Company and its guarantor, including, but not limited to the principal and interest. In consideration, the Company agreed to issue to the seller: (1) 500,000 shares of the Company’s common stock, (2) warrants to purchase 500,000  shares of the Company’s common stock at $0.40, per share, immediately exercisable, (3) 205 Common “B” Units  of RBMS of 100,000 to be authorized, (4) warrants to purchase 375 units of Common “B” Units of RBMS, at $0.01, per unit,  exercisable pursuant to the warrant agreement and (5) an administration fee of $5,000, per month, payable in cash for 60 months commencing with the first month of operations of the Gulfport Project casino.  This agreement is subject to completing the financing for RBMS and court approval.

ITEM 4:  OTHER INFORMATION

None.

ITEM 5:  EXHIBITS

20.1	Rotate Black, Inc. Stock Option Plan*

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2011.

Rotate Black, Inc.

By:	/s/ John Paulsen
John Paulsen, Chairman, CEO and CFO
(Principal Executive Officer and Principal Financial Officer)