Form 10-K
period 2011-06-30
ROTATE BLACK INC
filed 2012-08-14
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________
(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File No. 333-44315
_________

ROTATE BLACK, INC.
 (Exact name of small business issuer as specified in its charter)
_________

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
_________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of December 31, 2010. The end of registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $833,008 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on December 30, 2010.

At July 15, 2012 34,888,896 shares of the registrant’s common stock (par value of $0.001) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

ROTATE BLACK, INC.
FORM 10-K

i

EXPLANATORY NOTE:

This annual report of Rotate Black, Inc. for the fiscal year ended June 30, 2011, filed on Form 10-K, contains disclosure (including disclosure with respect to Financial Statements, Financial Condition and Results of Operations) that may be applicable to the fiscal year ended June 30, 2010, and the quarterly periods ending September 30, 2010, December 31, 2010, and March 31, 2011 and, in such respects, supersedes such prior disclosure. The Company does not intend to amend such earlier filings with regard to such prior disclosure and, accordingly, you no longer may rely upon such earlier disclosure.

Rotate Black, Inc. is not obligated at this time to file periodic reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, it is a voluntary filer of such Exchange Act reports and is evaluating the benefit to it and its stockholders of filing a Form 8-A to register its common stock pursuant to Section 12(g) of the Exchange Act and, thereby undertake to file such Exchange Act reports and to comply with Section 16 of the Exchange Act.

PART I

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect.  Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 1:  BUSINESS

GENERAL OVERVIEW OF BUSINESS

Rotate Black, Inc. (the Company), was incorporated in Nevada on August 2, 2006, to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. (“BevSystems”). On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations. Presently, the Company develops, operates and manages casino resorts.

The Company’s primary focus is the management of a casino resort in Gulfport, Mississippi (the “Gulfport Project”) under the Gulfport Project Management Agreement (Note 6) with the Company’s affiliate, Rotate Black MS, LLC (RBMS), a Mississippi limited liability company.

On May 28, 2010, the Company, Rotate Black, LLC (“RBL”), an entity under common control with the company, and an officer of the Company formed RBMS (Note 7) to own, develop and manage the operations of a dockside vessel-based casino in Gulfport, Mississippi. The initial strategy was to secure an existing gaming vessel, move the vessel to the Company’s Gulfport site, and build land assets on that site to support the gaming vessel. Subsequently, the strategy was changed to developing an entirely land-based casino.

The Gulfport Project is being developed on approximately nine-and-a-half acres of the last gaming-eligible sites in Gulfport, Mississippi. The Gulfport Project is adjacent to the $625+ million redevelopment of the Marina, Port and downtown Gulfport areas.

Gulfport, the second largest city in Mississippi, is approximately 12 miles west of Biloxi. The Gulfport Project is expected to open in the fall of 2013 following the completion of a twelve-month development period. Upon completion, the casino will feature 1,188 slot machines and 26 table games. The  Gulfport Project’s non-gaming amenities will include a four-star 205 room hotel, pool, spa, cabanas, steakhouse, buffet, snack bar and two feature bars.

The Company believes that various factors will drive the success of the Gulfport Project and its competitive position including favorable population demographics in the regional area, an established and stable existing gaming market, easy accessibility, and location as part of the renewed Gulfport Marina and Port areas.

The Gulfport Project will be located approximately 65 miles northeast from New Orleans, Louisiana; 70 miles south of Hattiesburg, Mississippi; 65 miles southwest from Mobile, Alabama; and, 105 miles from Pensacola, Florida. In total, the approximately five million people living within 150 miles generate approximately 17 million visits to the Gulf Coast market each year.

In addition, the project site is just south of downtown Gulfport, four miles from the Gulfport-Biloxi International Airport and adjacent to Mississippi’s third busiest intersections with an estimated 34,000 cars passing by daily.

Catskills Gaming Project

In October 2008, the Company acquired 75% of the outstanding common stock of Rotate Black Gaming, Inc., (“Gaming”), from RBL.  Gaming was under contract to develop and manage a world-class destination casino resort in Sullivan County, New York.  Gaming acquired the property and completed all design layouts (Note 9).

Pursuant to the RBL acquisition agreement, the Company acquired a seventy five percent (75%) ownership in RBL’s wholly owned affiliate Gaming, a Nevada corporation.  In accordance with a December 2009 Executive Order issued by the President of the Seneca Nation of Indians (Nation), Gaming was the Presidential Representative to pursue the development of a Class III world-class casino resort tentatively scheduled to be named “the Seneca Catskills Resort and Casino” consistent with the terms of Development and Management Agreements previously entered into with the Nation.  Gaming has completed the overall plans for the three phased development, acquired property and transferred the property to the Nation.

On July 1, 2010, the Company entered into an agreement with Catskill Gaming and Development, LLC (“Catskill”), pursuant to which the Company and its affiliate RBL, agreed to sell to Catskill shares of stock constituting 100% of the ownership of Gaming, for aggregate consideration of $21 million in cash (as amended, the “Agreement”).  According to the Agreement, the cash consideration is $15,000 paid at closing and the balance to be paid in installments as follows:

a.
$2 million on or before the first anniversary of the date of the opening for business to the public of a gaming facility under a management agreement between Catskills, as manager, and the Seneca Nation of Indians, in or near the Counties of Ulster and Sullivan in the State of New York (the “Opening Date”);

b.	$2 million on the second anniversary;
c.	$3.4 million on the third anniversary;
d.	$3.4 million on the fourth anniversary;
e.	$3.4 million on the fifth anniversary;
f.	$3.4 million on the sixth anniversary; and
g.	$3.4 million on the seventh anniversary.

In connection with the transaction, Catskill has agreed to assume indebtedness of approximately $6.3 million.

On July 7, 2010, the company received $15,000 upon closing and, given the long-term nature and political processes involved with obtaining an gaming eligible site in New York State, the Company cannot predict the timing of and the potential for the balance of the income from this transaction.

Gulfport Project

On February 2, 2010, Rotate Black, Inc. entered into a purchase agreement with the Chapter 11 Trustee of Cruise Holding II, LLC to purchase the gaming vessel “The Big Easy” for $3,250,000, as amended. Pursuant to the Purchase Agreement, the Company paid a deposit of $125,000 and issued a note in the amount of $125,000, which was personally guaranteed by the Company’s Chief Executive Officer, John Paulsen. The Purchase Agreement provides for a closing no later than March 15, 2010, subject to a single extension of no more than 30 days, at the election of the Company upon a payment to the Trustee of an additional cash deposit of $50,000. The Purchase Agreement also provides that the $250,000 deposit shall be forfeited as liquidated damages in the event that the Company defaults, breaches the terms of the offer, or breaches the terms of any sale order that may be entered by the U.S. Bankruptcy Court for the Southern District of Florida.

On February 8, 2010, the US Bankruptcy Court for the Southern District of Florida approved the Private Sale of the M/V Big Easy free and clear of liens, claims and encumbrances to us. The Court ordered that any party in interest objecting to the sale order may file a motion for reconsideration within ten calendar days, so long as the objecting party enters into a binding Asset Purchase Agreement with the Trustee at a cost higher than $3,525,000 and tenders a cash deposit in the amount of $525,000. Then if the Court agrees to vacate the Company’s sale order, Rotate Black would be entitled to receive a break-up fee of $250,000 and a refund of its cash deposit along with the cancellation of the promissory note and personal guaranty. At the time of this filing no one had objected to the Court’s approved sale order.

On June 10, 2010, the Company entered into an Offer to Purchase and Sales Agreement (the “Purchase Agreement”) with the seller of The Big Easy, Cruise Holdings II, LLC (“Seller”). Pursuant to the Purchase Agreement, the Company purchased The Big Easy, a gaming vessel for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of 414,500 and cash of $275,000. The gaming vessel collateralizes the Secured Note and both notes are guaranteed by an officer of the Company. The Secured Note is payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. As of September 17, 2010, both notes are in deferment and the interest rate was increased to 20%, per annum by agreement of the parties (See Note 8).

On October 21, 2010, RBMS, as Lessee, entered into a Ninety-Nine (99) year ground lease with Lessors.  The Private Lease provides RBMS with approximately five (5) acres of land in Gulfport, Mississippi located in the Bert Jones Yacht Basin. These five (5) acres of land coupled with approximately four and half (4.5) acres of adjacent and contiguous land being provided pursuant to the ground lease with the Gulfport Redevelopment Commission (discussed in detail below) allows RBMS to control more than the minimum seven (7) acres of contiguous land required to have a gaming eligible site in Gulfport, Mississippi.

The term of the Private Lease commenced as of October 20, 2010 and terminates at 11:59 p.m. October 19, 2109.  Pursuant to the terms of the Private Lease, RBMS will pay monthly rent equal to $20,000 (the “Preliminary Rent ”) until the earlier of: (1) 11.59 p.m. on the last day of the ninth (9th) month following the Effective Date; or (ii) the date RBMS commences its initial temporary gaming operations on the leased premises. The Preliminary Rent accrues and RBMS is under no obligation to make any Preliminary Rent Payments until the earlier of: (i) the date RBMS commences any construction on the leased premises; or (ii) February 1, 2011. If RBMS does not receive an approval to proceed with the development of a casino on the leased premises from the Mississippi Gaming Commission on or prior to March 1, 2011, then the Private Lease is immediately terminable.

Upon the expiration of the Preliminary Term, the primary term (the “ Primary Term ”) of the Private Lease commences. The rent payable during the primary term is a percentage rent with a minimum rent guarantee. The percentage rent is equal to four percent (4%) of the gross gaming revenues (as defined in the Private Lease). The minimum rent guarantee is $50,000 per month for the first (1st) six (6) months of the Primary Term; $75,000 per month beginning on the first (1st) day of the seventh (7th) month of the Primary Term; and $110,000 per month beginning the first (1st) day of the seventh (7th) month following the commencement of gaming operations at the permanent gaming facility, with an annual consumer price index adjustment of the minimum rent on the annual anniversary of the minimum rent reaching $110,000. Permanent gaming facility means the land-based gaming facility developed by RBMS subsequent to the initial gaming operations.

On October 22, 2010, RBMS, as Lessee, entered into a Fifty-Nine (59) year ground lease with GRC. The lease is dated October 20, 1010 and effective as of October 28, 2010 (the “GRC Lease Effective Date ”). The GRC lease provides RBMS with approximately four and a half (4.5) acres of land adjacent and contiguous to the land leased under the Private Lease.

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

In May of 2011 RBMS informed Gaming that it would move forward with the financing of the Gulfport transaction solely on the basis that the casino resort be land based.  Given this decision it was decided that the vessel should be sold at a public auction to mitigate vessel cost and the Company entered into negotiations with the trustee to extinguish the notes through a conversion into equity, which negotiations remain ongoing.

On April 19, 2012, the Mississippi Gaming Commission (the "Commission") granted to RBMS approval as a legal gaming site for RBMS’s approximately nine and a half (9.5) acre site located at the Bert Jones Yacht Basin in Gulfport Mississippi.

Based upon feedback from the Commission, RBMS modified its plans for the first phase construction of its gaming project proposed for the site.  Modifications included the increase of the hotel size to 205 rooms, addition of pool, spa and cabanas and increased the gaming floor to offer 1,188 slots and 26 table games.  RBMS is seeking to obtain the Commission's approval to proceed with development of the project.

Edmonton Project Management Agreement

On January 11, 2011, the Company, through an officer of the Company, entered into a management agreement (Agreement), whereby a newly to-be-formed wholly-owned subsidiary of the Company would act as manager, with the Bear Hills Charitable Foundation, Bear Hills Casino Inc., the Louis Bull Tribe and 677626 Alberta Ltd. (Tribe Companies) for a proposed casino and entertainment destination on the Louis Bull Indian Reserve, near Edmonton, Canada. The term of the Agreement commences on the date the Tribe Companies receive a license for the proposed casino and all related necessary approvals from the Alberta Gaming and Liquor Commission and then shall continue for the greater of twenty years or until all monies advanced by the Company to the Tribe Companies relating directly or indirectly to the casino project are repaid or for such other term agreed.

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of June 30, 2011, the project is awaiting direction from Alberta Liquor and Gaming.

Okahoma Native American Tribe Casino Management

In December 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (“OKL”) and through the subsidiary, entered into a consulting agreement with an Oklahoma Native American Tribe in December 2011.  The purpose of this consulting agreement is to provide to the Tribe best practices related to two of its casinos in Oklahoma.  The Company intends to leverage the success of this engagement to generate additional Native American gaming consulting agreements.

SlotOne, Inc.

In December 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.

Gaming and Other Developments Terminated or On Hold

Dayton. On July 9, 2009, the Company entered into a cancelable development agreement with RBL associated with Schaller Development’s “Traditions Casino Resort” to be developed and located in Dayton, Nevada. Pursuant to Rotate Black’s current negotiations with Schaller Development (“Schaller”) Rotate Black would contribute $5.0 million of working capital into a newly formed subsidiary, Rotate Black Dayton, Inc., upon Schaller’s contribution of $6.5 million of land and carrying all approvals and entitlements for gaming. The purchase price of Dayton of $219,154 was allocated to deferred expenses and included the predevelopment expenses as of the date acquired. As of June 30, 2009, the Dayton casino development project was terminated and the Company has written-off deferred expenses of $233,960. The Company has pending litigation with regard to this project and seeking to recover damages. (see, Item 3, Legal Proceedings)

India.  (Rotate Black India Pvt LTD) Under a stock purchase agreement the Company acquired a fifty percent (50%) interest in Rotate Black India Pvt. LTD (“RBIP”), which was formed and registered in Ahmadabad, India. RBIP was created pursuant to a joint venture with Sandesh, Ltd, one of India’s largest media groups, for the acquisition of a Five Star casino resort in the GOA region of India. The Company plans to combine its operating experience with Sandesh’s media and talent capabilities to create India’s premier casino resort.  Although the Company identified potential properties for acquisition, it does not anticipate an acquisition until new Indian gaming laws are solidified and, therefore, the project was cancelled as of June 30, 2009 and the Company has written-off the deferred expense of $139,781.

Panama. On March 17, 2011, the Company entered into an agreement for a proposed joint venture (Blue Water Gaming and Entertainment S.A.), with Ocean Point Development Corp. to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama.  As of June 30, 2011, due to the market conditions in Panama, the Company has put this project on hold and has written off deferred costs of $73,938.

Life O2 Oxygenated Water. The intangible assets acquired from BevSystems consisted of a license of patents, pending patents, trade secrets, know-how and other intangibles of Life O2 Oxygenated Water (Life O2) which were assigned to us. The license grants us the exclusive worldwide (as defined), irrevocable, perpetual, royalty-free right to all the intangible assets for use in the production, marketing, distribution, sublicensing and sale of Life O2, subject to certain previously granted licenses, and only for human consumption. The Company has the right to assign the rights under the license to any corporate successor by way of merger, etc. The Company is entitled to sublicense, exclusively or not, or to subcontract the manufacture of products under the license.

As of the June 30, 2010, the Company determined that, as a result of its decision to discontinue efforts to pursue this business, the carrying amount had been impaired and wrote-off of the intangible assets of $374,265.

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

Financial Position and Future Capital Needs – Going Concern

We were a development stage company through March 31, 2010 when the Big Easy Gaming management agreement became effective. We have a limited history in the casino and gaming business. Since inception, a majority of our operating and development expenses have been funded by private placement offerings and a loan from one of our stockholders, RBL.

Due to the development nature of its business, the Company has incurred losses since inception. For the years ended June 30, 2011 and 2010 we had revenues of $517,980 and $600,000, respectively.  All revenues were related to the Gulfport Project management agreement as discussed previously. Future management fees will commence on opening of the casino and are capped at $300,000 per month.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2011, we had an accumulated deficit of $16,983,753, as compared to $4,850,386 as of June 30, 2010, negative working capital of $2,267,987, and had net income (loss) totaling ($13,355,333) for the year ended June 30, 2011, as compared to net income (loss) totaling ($2,123,955) for the year ended June 30, 2010.

The Company’s ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due.

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

ITEM 1A:  RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We have had losses in the past and may incur losses in the future.

Our accumulated deficit is approximately $17.0 million as of June 30, 2011.  We have had limited revenues and have not achieved profitability. We can give no assurances that we will be profitable in the future. We cannot assure investors that we will not incur operating losses in the future.

We may not be able to execute our business plan and continue as a going concern.

The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net income (loss) attributable to common shareholders of ($13,355,333) for the fiscal year ended June 30, 2011 and has an accumulated deficit as of June 30, 2011 of $16,983,753.

We do not anticipate that our cash from operations will be sufficient to meet our requirements over the next twelve months and we will require additional capital to sustain our operations. If we are unable to secure additional funding to cover our expenses, we may have to reduce expenditures, development efforts and operations, which could have a material adverse effect on our ability to continue operations. No assurance can be given that additional funding will be available, or if available, will be on acceptable terms.

Investments in our stock by new stockholders will be diluted immediately.

Due, in part, to increases in our share price, some of our present stockholders have acquired an interest in us at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares).  As of June 30, 2011, there were 75,000,000 shares of common stock authorized and 22,138,849  common shares outstanding.

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

We cannot guarantee that we will pay dividends to our stockholders.

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

We are a consumer gaming company operating in highly competitive markets and will rely on continued demand for our facilities. To generate revenues and profits, we must continue to appeal to our customers and to consumers. Any significant changes in consumer preferences and any inability on our part to anticipate and react to such changes could result in reduced demand for our facilities and erosion of our competitive and financial position. Our success depends on our ability to respond to consumer trends.  Consumer preferences may shift due to a variety of factors, including the aging of the general population, changes in social trends, changes in travel, vacation or leisure activity patterns, weather, negative publicity resulting from regulatory action or litigation against companies in the industry, or a downturn in economic conditions. Any of these changes may reduce consumers’ willingness to patronize our facilities.

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

We will depend solely on our pending transactions to generate cash sufficient to make payments on the notes, and we will be subject to greater risks than a company with geographically diverse operations.

Until our projects are completed and operational, we will rely exclusively on funds from consulting agreements, the sales of shares, stockholder loans and private financing. Our ability to generate cash flow will depend on the future operating performance of the Gulfport Project, which is subject to many economic, competitive, regulatory and business factors that are beyond our control.

In addition, our revenues and cash flow will be heavily dependent upon the patronage of persons living within a 100-mile radius of each casino and we have limited casino operating experience as well as financial limitations.  Therefore, we are subject to greater risks than a company with larger operations or that are more geographically diversified operations, including:

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

We have limited operations.

Our principal operations currently consist of the one proposed gaming facility. These limited sources of income, combined with the potentially significant investment associated with any new managed facilities, may cause our operating results to fluctuate significantly. Additionally, delays in the opening of any future casinos or our failure to open a new casino could also significantly adversely affect our profitability. Future growth in revenues and profits will depend on our ability to increase the number of our owned and managed casinos and facilities or develop new business opportunities. We may be unable to successfully acquire, develop or manage any additional casinos or facilities.

The gaming industry is subject to many risks, including adverse economic and political conditions and changes in governmental regulations.

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

Additional or more restrictive governmental regulation can increase our above those projected and may limit the development of our facilities or our profitability. We may be subject to restrictive changes in zoning and similar land use laws and regulations, or in health, safety and environmental laws, rules and regulations;

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

●	changes in regulatory policies or tax guidelines;
●	our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock which can adversely affect its price;
●	changes in earnings or variations in operating results;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
●	departure of one or more of our key personnel;
●	operating performance of companies comparable to us;
●	potential legal and regulatory matters;
●	changes in prevailing interest rates;
●	general economic trends and other external factors; and
●	loss of a major funding source.

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

The market price of our common stock may limit its eligibility for clearing house deposit.

We are advised that if market price for shares of our common stock is less than $0.10 per share, Depository Trust Company and other securities clearing firms may decline to accept our shares for deposit and refuse to clear trades in our securities. This would materially and adversely affect the marketability and liquidity of our shares and, accordingly may materially and adversely affect the value of an investment in our common stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 2:  PROPERTIES

Administrative Offices.   We maintain our corporate office at 932 Spring Street, Petoskey, Michigan 49770. On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011, which provided an option to extend the term for an additional three year period. The Company exercised the option and extended the lease term until August 31, 2014. Rent is payable in advance, in annual installments. The current annual rent is approximately $51,600.

Gaming.   On May 26, 2009, the Company entered into an agreement to acquire additional real property in Sullivan County, New York.  The purchase price for the property was 1,409,829 shares of common stock of the Company, $1,750,000 in cash on escrow and $1,750,000 in cash upon closing.  On May 11, 2009, the Company issued 630,735 shares of common stock and RBL transferred, on behalf of the Company, 779,034 shares of the Company’s common stock to the seller.  The shares were valued at $7,049,142, or $5.00, per share. In October 2009, the Company issued 779,093 shares of common stock to RBL as repayment of the advance. In satisfaction of anti-dilution rights under the land purchase agreement, the Company issued 778,613 additional shares.

ITEM 3:  LEGAL PROCEEDINGS

On February 23, 2010, a complaint was filed in the Third Judicial Court of the State of Nevada by SMC Construction Co., Inc. and others against the Company, RBL and others in the amount of $5,000,000 arising out of the termination of a development agreement for Dayton. On July 16, 2010, the Company and other defendants filed an answer and a counterclaim. A default Judgment was filed in the Third Judicial District Court of the State of Nevada In and For the County of Lyon on August 8, 2011 against the Company, Rotate Black, LLC, two officers of the Company, and others in the amount of $9,674,057 for exemplary and punitive damages.    In connection with this matter, a Request for Enrollment of Foreign Judgment was filed in the Circuit Court of Harrison County, Mississippi, First Judicial District on December 23, 2011.  On June 6, 2012, the Company filed a Motion for Leave to Seek District Court’s Correction of Clerical Error Appearing on the Face of the Judgment, Subject Matter of Current Appeal in the Supreme Court of the State of Nevada.  On June 7, 2012 the company was notified that its appeals to the default judgment will be heard by the Nevada Supreme Court. The Company will vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter.

On October 25, 2010, an action was filed in the United States District Court, Western District of  New York by The Sandesh Limited, the Plaintiff, against Rotate Black, Inc., Rotate Black LLC and a former employee, collectively, the Defendants. The Plaintiff alleges that as a condition to their purchase of 1,200,000 shares of our common stock, the Plaintiff had the right to require the Defendants to repurchase all or any portion of the shares. Plaintiffs also allege that a subsequent agreement was entered into with Rotate Black, LLC, whereby Rotate Black, LLC would purchase the Plaintiff’s 1,200,000 shares of common stock.  Plaintiff further alleges that this repurchase also did not occur and that the Defendants breached other terms of the agreements. Plaintiffs are seeking the return of $1,200,000 and additional unspecified amounts as compensatory, actual and punitive and/or exemplary damages, restitution for unjust enrichment, prejudgment interest, attorney’s fees and costs and other relief as the court deems appropriate. The Company has filed an answer and a counterclaim. On November 23, 2011, a settlement agreement was entered into dismissing the litigation and ordering that RBL pay Sandesh $1,500,000 as settlement, in payments of $35,000, per month, as defined, with interest at 8%, per annum. Sandesh is holding 480,000 common shares of the Company’s stock owned by RBL as collateral and is entitled to receive 350 units of RBMS from RBL.

ITEM 4:   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5:   MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is presently quoted on the over-the-counter pink sheets under the symbol “ROBK.PK.”

The Company’s stock was not quoted for trading for the two years prior to July 8, 2009 and therefore, market closing and the high and low prices at the end of each quarter for the years ended June 30, 2009 are not available. The following table sets forth the quarterly high and low daily close for our common stock as reported by the pink sheets since we began trading on July 8, 2009.  The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Year Ended June 30, 2011
	High	Low
First Quarter	$0.70	0.3
Second Quarter	0.19	0.1
Third Quarter	0.43	0.14
Fourth Quarter	0.35	0.06

Year Ended June 30, 2010
	High	Low
First Quarter	$0.60	0.3
Second Quarter	0.72	0.3
Third Quarter	0.48	0.15
Fourth Quarter	0.35	0.12

Year Ended June 30, 2009

First Quarter	$ n/a	n/a
Second Quarter	n/a	n/a
Third Quarter	n/a	n/a
Fourth Quarter	n/a	n/a

The over the counter bulletin board (“OTC”) is a quotation service that displays real-time quotes and volume information in OTC equity securities. The OTC does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTC may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities.

On April 20, 2011, the stockholders of the Company authorized an increase the number of authorized common shares from 20,000,000 to 75,000,000, $0.001, par value, and authorized 5,000,000 preferred shares, $.001, par value.

The Company is not obligated at this time to file periodic reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, the Company is a voluntary filer of such Exchange Act reports and is evaluating the benefit to the Company and its stockholders of filing a Form 8-A to register its common stock pursuant to Section 12(g) of the Exchange Act and, thereby undertake to file such Exchange Act reports and to comply with Section 16 of the Exchange Act.

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

Holders

As of June 30, 2011, there were 22,138,849 shares of common stock issued and outstanding, held by approximately 126 shareholders of record.  As of June 30, 2012, there were 34,816,915 shares of common stock issued and outstanding, held by approximately 143 shareholders of record. On July 20, 2011 the Company increased the number of authorized shares from 20,000,000 to 75,000,000.

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

Equity Compensation Plans

We have not yet adopted any equity compensation plan.

Recent Sales of Unregistered Securities

Common stock

On September 28, 2010, the Company borrowed $15,000 from a stockholder and issued 15,000 shares of common stock as interest, valued at $6,000, $0.40, per share, the value of the shares issued. These shares were subsequently cancelled and the shareholder received the interest in a cash settlement.

In November 2010, the Company sold 20,000 shares of common stock to an investor, valued at $5,000, $0.25, per share.

In November and December 2010, the Company issued an aggregate of 350,000 shares of common stock for services provided, valued at $109,000, an average of $0.31, per share, the value of the services rendered.

For the year ended June 30, 2011, the Company issued 40,000 shares of common stock to board members for services rendered, valued at $9,600, an average of $0.24, per share, the value of the service provided.

In January 2011 the Company issued an aggregate of 2,000,000 shares of common stock as compensation to employees, valued at $400,000, $0.20, per share.

In January 2011 the Company issued 80,000 shares of common stock as repayment of a loan on behalf of RBMS, valued at $16,000, $0.20, per share.

On June 10, 2011, in connection with the sale of the Series A Preferred stock, the Company issued 20,000 shares of common stock, valued at $4,000, $0.20, per share, to the investment banker.

For the year ended June 30, 2011, the Company issued an aggregate of 460,224 shares of common stock for legal services rendered, valued at $153,845, an average of $0.31, per share, the value of the service provided.

For the year ended June 30, 2011, the Company issued an aggregate of 779,526 shares of common stock for consulting services rendered under an extended contract, valued at $213,275, an average of $0.24, per share, the value of the service provided.

For the year ended June 30, 2011, the Company issued 1,600,000 shares of common stock as payment for loan payable - stockholder, valued at $320,000, $0.20, per share.

For the year ended June 30, 2011, the Company issued 139,270 shares of common stock as settlement of the derivative liability, valued at $52,923, $0.38, per share.

For the year ended June 30, 2011, the Company issued 50,000 shares of common stock in settlement of an account payable, valued at $11,012, $0.22, per share.

In September and December 2011, the Company issued an aggregate of 900,000 shares of common stock for payment of loan payable - stockholder, valued at $180,000, $0.20, per share.

In February and March 2012, the Company issued an aggregate of 5,847,089 shares of common stock as compensation to employees and consultants, valued at $1,169,417, $0.20, per share.

In February and March 2012, the Company issued 300,000 shares of common stock to board members for services rendered, valued at $60,000, $0.20, per share.

In February 2012, the Company issued an aggregate of 5,000,000 shares of common stock for payment of loan payable - stockholder, valued at $1,000,000, $0.20, per share.

In March and April 2012, the Company issued an aggregate of 430,000 shares of common stock as repayment of loans on behalf of RBMS, valued at $90,000, an average of $0.21, per share.

None of the foregoing issuances of securities were registered under the Securities Act of 1933, as amended (the “Act”), and the Company relied on the registration exemptions provided by Section 4(2) and Section 3(a)9 of the Act.

Convertible Note and Warrant

On May 1, 2012, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued to the investor its 10% Convertible Promissory Note due May 1, 2014, in the amount of $150,000 and a five year common stock purchase warrant for the purchase of up to 480,000 shares of the Company’s common stock, at a price per share of $0.40, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.  The Company received net proceeds of $127,000 after payment of expenses incurred in connection with such transaction.

None of the securities issued were registered under the Act and the Company relied on the registration exemption provided by Section 4(2) of the Act.

Issuer Purchases of Equity Securities

None.

ITEM 6:  SELECTED FINANCIAL DATA

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 7:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters.  We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements.  When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimates,” “projects” or similar words or expressions are used in this Form 10-K, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made and these words or phrases or similar expressions should be interpreted as intended to identify these forward-looking statements.

In addition to the risks discussed in Item 1A “Risk Factors”, various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

●	our growth strategies;
●	our development and potential acquisition of new facilities;
●	risks related to development and construction activities;
●	anticipated trends in the gaming industries;
●	patron demographics;
●	general market and economic conditions;
●	access to capital and credit, including our ability to finance future business requirements;
●	the availability of adequate levels of insurance;
●	changes in federal, state, and local laws and regulations, including environmental and gaming license legislation and regulations;
●	regulatory approvals;
●	competitive environment; and
●	risks, uncertainties and other factors described from time to time in this and our other SEC filings and reports.

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

Overview

We own, manage and/or invest in gaming-related opportunities. The Company continues to actively investigate, individually and with partners, new business opportunities. We currently have a management agreement with our affiliate, RBMS. As of June 30, 2011, the Company, RBL and an officer of the Company owned 46.6% of the voting interests of RBMS. The Company has accounted for its investment in RBMS on the equity method as it does not meet all the requirements to consolidate.

Sale of Gaming; Other Projects

On July 1, 2010, the Company and RBL entered into an agreement, as amended, to sell 100% of the common stock of Gaming to Catskill Gaming and Development, LLC (Catskill) for an aggregate consideration of $21,015,000 in cash and the assumption indebtedness of approximately $6,300,000.

Consideration from the sale was $15,000 received at closing with the balance payable as follows:

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

The Dayton casino development project is on hold and, as of June 30, 2009, we determined that the recovery of the carrying value is uncertain and have written-off the deferred expenses associated with the acquisition of $233,960. We are currently seeking another similar location in Nevada.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net income (loss) attributable to common shareholders of ($13,355,333) for the fiscal year ended June 30, 2011 and has an accumulated deficit as of June 30, 2011 of $16,983,753.

We intend to continue our planned capital expenditures to develop our gaming interests, as discussed, but we do not have sufficient realized revenues in order to finance these activities internally. As such, we intend to seek capital in order to fund our working capital and capital expenditure needs.

Although we recently obtained additional financing of approximately $127,000 (net) in May 2012, we can provide no assurance that we will be able to obtain sufficient additional funds to develop our interests and alleviate doubt about our ability to continue as a going concern. We cannot be certain that additional funds, even if available, will be on acceptable terms. To the extent the Company raises additional funds by issuing equity or equity-linked securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. Furthermore, certain of our current creditors may be required to approve any such transaction and may require the issuance of securities convertible into equity of the Company that can result in significant dilution.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

A Comparison of Results of Operations for the years ended June 30, 2011 and June 30, 2010

Revenue

For the years ended June 30, 2011 and June 30, 2010, we had revenues of approximately $518,000 and $600,000, respectively.

Operating Expenses

Operating expenses for the years ended June 30, 2011 and 2010, totaled approximately $13.9 million and $2.7 million, respectively, an increase of approximately $11.2 million. This increase was primarily the result of the loss on the sale of Gaming and the loss on the sale of the Big Easy Gaming Vessel.  Operating expenses consisted primarily of losses on sales of assets, write-offs of impaired assets or investments, stock based compensation, interest expense and general and administrative expenses.

General and administrative expenses for the years ended June 30, 2011 and June 30, 2010, were approximately $0.714 million and $1.4 million, respectively, a decrease of approximately $0.714 million, which consisted primarily of a reduction of expenses related to Catskills.

Interest expense for the years ended June 30, 2011 and 2010 was approximately $712,000 and $277,000, respectively, an increase of approximately $435,000 resulting primarily from interest related to the mortgage on the Big Easy Vessel and Promissory Note.

Net (Loss)

Net (loss) for the years ended June 30, 2011 and 2010 totaled approximately ($13.3 million) and ($2.1 million), respectively, an increase in net (loss) of approximately ($11.2 million), primarily attributable to the loss on the sale of Gaming and the loss on the sale of the Big Easy Gaming Vessel.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income (loss) attributable to noncontrolling interest for the years ended June 30, 2011 and 2010 were $0 and $19,583, respectively.

Liquidity and Capital Resources

At June 30, 2011, we had current assets of approximately $23,600 and current liabilities of $2,291,600.  Current liabilities decreased primarily from a reduction in accounts payable and accrued expenses associated with the sale of Gaming and the reclassification of the mortgage and note payable from current to long term.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded management fee income and other further revenues and by sales of common stock and, to a limited extent, provided by loans from RBL, our major stockholder, until such time that operations will generate sufficient funds to support our development projects.

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

On August 31, 2010, the Company entered into an agreement to engage Citadel Securities, LLC (Citadel) as its non-exclusive financial advisor to provide certain financial advisory services in connection with the financing of its Gulfport, Mississippi casino development project. The Company will pay fees to Citadel, as follows:

●   4.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project introduced to the Company by Citadel;
●   3.00% of the gross proceeds of any debt financing received by the Company or its affiliates in connection with the development project introduced to the Company by Citadel;
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

On August 31, 2011, the Company agreed to an assignment of this engagement to Wells Fargo Securities, LLC.

Cash Flows

Cash Flows from (used in) Operating Activities.  Net cash provided by (used in) operating activities was $553,220 for the year ended June 30, 2011 and ($261,074) for the year ended June 30, 2010, an increase in cash provided by operations of $814,274, resulting primarily from the noncash sale of the Big Easy Vessel and Gaming, and an increase in stock based compensation and accounts payable, offset by the increase in net loss.

Cash Flows from (used in) Investing Activities.  Net cash used in investing activities was $833,505 for the year ended June 30, 2011 and $751,997 for the year ended June 30, 2010, an increase of $81,508, resulting primarily from the investment in RBMS and increase in the write-off of deferred development costs in 2011, offset in part by the proceeds from the sale of Gaming and decrease in the purchase of fixed assets.

Cash Flows from (used in) Financing Activities.  Net cash provided by (used in) financing activities was $279,059 for the year ended June 30, 2011 and $998,844, for the year ended June 30, 2010, a decrease of $719,785. The decrease resulted primarily from a decrease in sales of our common stock offset in part by the sale of Series A Preferred in 2011.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended June 30, 2011.  We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

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

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiary. As of July 6, 2010, the Company sold its interest in the subsidiary, deconsolidated the entity (Note 9) and the financial statements for the year ended June 30, 2011 are not consolidated.

Investments in 50% or less owned entities without controlling influence by the Company are accounted for using the equity method.  Under the equity method, the Company recognizes its ownership share of the income and losses of the equity entity.  The Company has accounted for its investment in RBMS on the equity method as it does not meet all the requirements to consolidate.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and, if there is a finite life, will be amortized over their estimated useful lives of each asset as determined by management.  Amortization will commence upon the placement of individual assets into service and the initial determination of the lives assigned to each.  The Company expects this to occur for the Contract Right upon the effective date of the Development Agreement.  Contract Rights were valued based upon management’s forecast of expected future net cash flows, with revenues based on projected revenues under the Development and Management Agreements. As of June 30, 2010, the Contract Rights had not commenced amortization and were sold as part of Gaming on July 6, 2010 (Note 9).

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

The development advances and the development fee had been deferred and were sold as part of Gaming (Note 9).

Management fees earned under contract to operate and manage casino projects are recognized pursuant to terms of the agreement.

Intra-entity transactions for revenue and expenses earned in connection with an equity investment are eliminated in accordance with guidance in ASC 323-10-35-5.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08: “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”.  The amendments in this update are intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The update includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted for annual and interim goodwill impairment tests performed as of a date prior to September 15, 2011 if the entity’s financial statements for the most recent annual or interim period have not yet been issued.  Adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards.  While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS

Our consolidated financial statements for the years ended June 30, 2011 and 2010 are included as a separate section of this report being on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 2, 2011, the Company was informed by its then current independent registered public accounting firm, Most & Company, LLP ("Mostco") that it had combined its practice with Schulman, Wolfson & Abruzzo, LLP ("SWA") (the "Merger"), effective as of January 10, 2011. As a result of the Merger, Mostco resigned as the Company’s independent registered public accounting firm and SWA, as successor to Mostco, became the Company’s independent registered public accounting firm. The engagement of SWA was approved by the Company’s Board of Directors acting as the Audit Committee.

The audit reports of Mostco on the financial statements of the Company as of and for the years ended June 30, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that Mostco issued going concern opinions in connection with its audits of the fiscal years ended June 30, 2010 and 2009, stating that, in Mostco’s opinion, the Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

During the years ended June 30, 2010 and 2009, and through February 2, 2011, there were no disagreements with Mostco on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Mostco’s satisfaction would have caused it to make reference thereto in connection with its reports for such years. During the years ended June 30, 2010 and 2009, and through February 1, 2011, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

During the years ended June 30, 2010 and 2009, and through February 2, 2011, the Company did not consult with SWA with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company’s financial statements or internal control over financial reporting; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Report on Internal Control Over Financial Reporting

Overview

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

Management’s Assessment

Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2011 based on the framework in Internal Control-Integrated Framework , published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2011.

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

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

Common stock

In September and December 2011, the Company issued an aggregate of 900,000 shares of common stock for payment of loan payable - stockholder, valued at $180,000, $0.20, per share.

In February and March 2012, the Company issued an aggregate of 5,847,089 shares of common stock as compensation to employees and consultants, valued at $1,169,417, $0.20, per share.

In February and March 2012, the Company issued 300,000 shares of common stock to board members for services rendered, valued at $60,000, $0.20, per share.

In February 2012, the Company issued an aggregate of 5,000,000 shares of common stock for payment of loan payable - stockholder, valued at $1,000,000, $0.20, per share.

In March and April 2012, the Company issued an aggregate of 430,000 shares of common stock as repayment of loans on behalf of RBMS, valued at $90,000, an average of $0.21, per share.

Oklahoma Native American Tribe Casino Management

On December 12, 2011 the Company through OKL entered into an agreement to provide casino management services to an Oklahoma Native American Tribe Casino for a term of ninety days at $30,000, per month, inclusive of all personnel needed to provide the consulting services.

Convertible Note and Warrant

On May 1, 2012, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued to the investor its 10% Convertible Promissory Note due May 1, 2014, in the amount of $150,000. The investor, beginning 121 days after the issue date, can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 150 days from the issue date, the conversion price per share shall be $0.25; from 151 days to 180 days from the issue date, the conversion price shall be $0.20; anytime thereafter the conversion price shall be $0.15, subject to adjustment as defined. The investor also was issued a five year common stock purchase warrant for the purchase of up to 480,000 shares of the Company’s common stock, at a price per share of $0.40, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.  The Company received net proceeds of $127,000 after payment of expenses incurred in connection with such transaction.

None of the securities issued in connection with the transaction were registered under the Securities Act of 1933, as amended (the Act”) and the Company relied on the registration exemption provided by Section 4(2) of the Act.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth, as of June 30, 2011, the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed.  There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.  Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has three Directors.

NAME	AGE	POSITION

John Paulsen	49	Chairman and CEO
Dual Cooper	68	President and COO
Jeff Bacigalupi	42	CFO
Dennis Piotrowski	70	Director
Dr. William N. Thompson	70	Director
William J. (Jeff) Marshall	55	Director

John Paulsen.  Mr. Paulsen has been Chief Executive Officer and Director of the Company since August 2008.  Mr. Paulsen has also been managing partner of Rotate Black LLC, a business involved in buying and selling companies, since January 2004.  Mr. Paulsen was also Chief Executive Officer of Solstice Resorts, Inc. Inc., a small public company in the business of gaming resort development, from January 2006 to December 2007.  Prior to his involvement with these companies, Mr. Paulsen held various executive officer positions at various other development companies.  Mr. Paulsen attended Morraine Valley Community College from 1982 to 1985 and Arizona State University from 1985 to 1988. Mr. Paulsen’s experience with us, and in the gaming industry, make him well-qualified to serve on, and a valuable member of, our management team and Board of Directors.

Dual B. Cooper.  Mr. Cooper has been a director of the Company since May 2009.  Mr. Cooper has been an independent consultant to various gaming companies from July 2005 to January 2006, when he became President and Chief Operating Officer of the Company.  Mr. Cooper served as Chief Operating Officer/general manager of Tulalip Casino, Washington’s largest casino from November 2003 to July 2005.  Prior to his affiliation with this Washington casino, Mr. Cooper held executive positions at the following casinos and casino development companies, among others:  Pechanga Entertainment Center in Temecula, California, Four Queens Hotel and Casino in Las Vegas, Nevada, Pegasus Entertainment, Inc. in Las Vegas, Nevada, Palace Casino, Inc. – Maritime Group Ltd. in Biloxi, Mississippi, Casino Magic, Corp., where he served as President and CEO of the corporation, Grand Casino, Inc., where he served as Executive Vice President of the Southern region, Main Street Station in Las Vegas, Nevada, Bally’s Casino Resort in Las Vegas, Nevada, Ramada Express Hotel and Casino in Laughlin, Nevada, Desert Inn Hotel and Casino in Las Vegas, Nevada, and Harrah’s in Atlantic City, New Jersey.  Mr. Cooper attended Cerritos College from 1963 to 1965.  Mr. Cooper’s experience with us, and in the gaming industry, make him well-qualified to serve on, and a valuable member of, our management team.

Jeff Bacigalupi.  Mr. Bacigalupi has been CFO of the Company since October, 2011.  Mr. Bacigalupi brings over a decade of capital markets experience including buy and sell-side investment banking transactions in the hospitality, logistics and manufacturing industries.  Mr. Bacigalupi most recently served as Managing Director, Investment Banking at Leonard Capital Markets from 2010 to 2011.  His capital markets experience includes serving as Senior Vice President, Institutional Sales at Capstone Investments from 2008 to 2010; Institutional Derivative and Equity Sales at Susquehanna International Group in Chicago from 2006 to 2007; and Vice President, Institutional Sales with Sanford C. Bernstein in New York from 2000 to 2006.  Mr. Bacigalupi also has transaction experience from his time employed as Senior Associate with Deloitte & Touche’s Corporate Finance Group.  Mr. Bacigalupi earned his MBA from the Ross School of Business at the University of Michigan in 2000 and BA in Political Economy from James Madison College at Michigan State University in 1993. Mr. Baciagalupi’s investment banking and industry experience make him well-qualified to serve on, and a valuable member of, our management team.

Dennis Piotrowski.  Mr. Piotrowski was been a director of the Company since May 2009.  Mr. Piotrowski has been an independent consultant to Coast Casinos and various Native American Tribes from January 2005 to January 2006 when he became executive vice president and director of the Company.  Prior to January 2005, Mr. Piotrowski served in various general manager or executive positions with the following casinos:  Caribe Gaming in Aruba, Panama City, and Colorado, the Horseshoe Hotel & Casino in Las Vegas, Nevada, the Silver Nugget Casino in Las Vegas, Nevada, and the Lady Luck Casino in Las Vegas Nevada.  Mr. Piotrowski attended the University of Detroit from 1959 to 1960, the American Institute of Banking from 1962 to 1964 and Wayne State University from 1965 to 1974. Mr. Piotrowski’s experience with us, in the gaming industry, and with tribal interests in the industry, make him well-qualified to serve on, and a valuable member of, our Board of Directors

 Dr. William N. Thompson.  Dr. Thompson has been a director of the Company since May 2009.  Dr. Thompson received a B.A. from Michigan State University, an M.A. from Michigan State University, and a Ph.D. in Political Science – Public Administration from the University of Missouri-Columbia.  He has been a professor at the University of Nevada, Las Vegas since 1988 and prior to that date; Dr. Thompson held various professorial positions at the University of Nevada, Las Vegas, Troy State, and Western Michigan University.  Dr. Thompson has written extensively on the gaming industry.  Dr. Thompson’s experience with us, and his knowledge of the gaming industry, make him well-qualified to serve on, and a valuable member of, our Board of Directors

William J. (Jeff) Marshall was appointed chief executive officer and a member of our Board of Directors on February 3, 2008.  He has also served as Chairman of the Board since February 2008.  From 2006 to 2008, Mr. Marshall served as Managing Partner of CRT Private Equity, the private equity investment arm of CRT Capital Group which absorbed RockRidge Capital Partners in 2006 which Mr. Marshall was the Founder & Senior Managing Partner from 2002 to 2006. From 1996 to 2002, Mr. Marshall was the Senior Managing Partner at VantagePoint Venture Partners with over $3.5 billion under management and four technology investment funds.  From 1985 to 1996, Mr. Marshall was a Senior Managing Director, Chief Technology Officer and Head of the Communications Technologies Group (CTG) at Bear Stearns, where, in addition to his other duties, he worked with the Corporate Finance and Technology Group advising both public and private companies on financing, mergers and acquisitions and other strategic transactions.  Mr. Marshall was a member of the board of directors of the Securities Industry Association Technology Committee from 1989 to 2005.  He is a graduate of New York University in Finance and Computer Applications and Information Systems (B.S.), and the Harvard Management Program in Strategic Technology and Business Development.  Mr. Marshall’s experience with us, and his capital markets experience, make him well-qualified to serve on, and a valuable member of, our Board of Directors

Compliance with Section 16(a) of the Exchange Act

Not applicable.

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

Family Relationships

There are no family relationships among our executive officers and directors.

Shareholder Recommendations for Board Nominees

Our Board does not maintain a nominating committee.  Accordingly, the entire Board is tasked with identifying individuals qualified to become Board members and recommending director nominees for the next Annual Meeting of Shareholders. In evaluating nominees who are recommended to the Board by other persons the Board may consider, in evaluating director nominees, the following factors:

●	the appropriate size and the diversity of our Board;

●	our needs with respect to the particular talents and experience of our directors;

●
the knowledge, skills and experience of nominees, including experience in technology, business, finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

●	familiarity with national and international business matters;

●	experience in political affairs;

●	experience with accounting rules and practices;

●	whether such person qualifies as an “audit committee financial expert” pursuant to the SEC Rules;

●	appreciation of the relationship of our business to the changing needs of society; and

●	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members.

There are no specific, minimum qualifications that a nominee to the Board of Directors must possess, although the Board may also consider such other factors as it may deem are in our and our shareholders’ best interests.

Our bylaws contain procedures with respect to the nomination of candidates for election as directors.

Independence of Directors

Our Board of Directors has determined that Mr. Piotrowski, Dr. Thompson and Mr. Marshall are independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act.

Audit Committee

The Board of Directors does not have an Audit Committee and the entire Board serves as our Audit Committee. Mr. Marshall, who is independent, qualifies as a “financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Board of Directors does not have a Compensation Committee and the entire Board serves as our Compensation Committee, except that the independent members of the Board are responsible for reviewing and approving the compensation of the Chief Executive Officer.

Communications with the Board of Directors

The Board of Directors has not adopted a formal shareholder communication policy for shareholders wishing to communicate with the Board as a whole or individual members of the Board of Directors. Shareholders wishing to communicate with the Board of Directors, or specified individual members of the Board of Directors, can send communications to the Board of Directors and, if applicable, to the specified individual directors in writing c/o Jeff Bacigalupi, CFO, 932 Spring Street, Petoskey, Michigan 49770. We do not screen such mail and all such letters will be forwarded to the intended recipient.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During the fiscal year ended June 30, 2011, the Board of Directors held 1 regular meeting in person and 11 special telephonic meetings.  Each regular meeting was attended by all of the members of the Board. Each of the independent directors attended all of the meetings of the Board of Directors when serving as the Audit Committee or the Compensation Committee.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in person annual meeting of shareholders in 2011.

ITEM 11:  EXECUTIVE COMPENSATION

The Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

Compensation Discussion and Analysis

The primary goals with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executives’ incentives with shareholder value creation. To achieve these goals, we consider compensation packages that are based largely on salary, but may offer discretionary bonus and equity awards. Although the Board has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we believe it is important for these executives to have equity ownership in the Company to provide them with long-term incentives to build value for our shareholders. Accordingly, we do consider awards to our executive officers, other than Mr. Paulsen, upon the commencement of their employment with us and ongoing option grants as circumstances warrant. Mr. Paulsen beneficially owns a significant percentage of our outstanding common stock and, accordingly, we believe his interests are strongly aligned with the interests of our shareholders. We intend to implement and maintain compensation plans that tie a substantial portion of our executives’ overall compensation to achievement of corporate goals and value-creating milestones. We believe that performance and equity-based compensation are important components of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. The Board develops our compensation plans by utilizing publicly available compensation data for national and regional companies in the gaming industry and/or the geographic market. We believe that the practices of this group of companies provide us with appropriate compensation benchmarks, because these companies have similar organizational structures and tend to compete with us for executives and other employees. For benchmarking executive compensation, we typically review the compensation data we have collected from the complete group of companies, as well as a subset of the data from those companies that have a similar number of employees as our company.

Our Board may retain the services of third-party executive compensation specialists from time to time, as it sees fit, in connection with the establishment of cash and equity compensation and related policies.

Elements of Compensation

Our Board evaluates individual executive performance with a goal of setting compensation at levels it believes are comparable with executives in other companies of similar size and stage of development operating in the gaming industry and/or the geographic market. The compensation received by our executive officers consists of the following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within our industry and geographic market. Base salaries are reviewed at least annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The base salaries of our named executive officers were adjusted in 2010.

Discretionary Annual Bonus. In addition to base salaries, our Board of Directors has the authority to award discretionary annual bonuses to our executive officers. In 2011, the Board of Directors did not award any cash bonuses. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the Board of Directors believes to be value-creating milestones. Our annual bonus, if any, is paid in cash in an amount reviewed and approved by our Board of Directors. Each executive officer is eligible for a discretionary annual bonus.

The Board of Directors continues to examine whether to adopt a more formal process for discretionary annual bonuses. If adopted, the Board of Directors expects to utilize annual incentive bonuses to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will likely vary depending on the individual executive, but will relate generally to strategic factors such as establishment and maintenance of key strategic relationships, development of our product candidates, identification and advancement of additional product candidates, and to financial factors such as improving our results of operations and increasing the price per share of our common stock.

Long-Term Incentive Program. At present, our long-term compensation consists primarily of stock options. Our option grants are designed to align management’s performance objectives with the interests of our shareholders. Our Board of Directors grants options to key executives in order to enable them to participate in the long-term appreciation of our shareholder value, while personally feeling the impact of any business setbacks, whether Company-specific or industry based.

We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates and we have not made equity grants in connection with the release or withholding of material non-public information. Authority to make equity grants to executive officers rests with our Board of Directors, although our Board of Directors does consider the recommendations of our Chief Executive Officer for officers other than himself.

Other Compensation. We maintain insurance related benefit plans that are provided to full-time employees that may include health insurance, and life and disability insurance.

Compensation Report

The Board of Directors has reviewed and discussed the Compensation Discussion & Analysis set forth above with management and, based upon such review and discussion, the Board of Directors approved the Compensation Discussion & Analysis for inclusion in this report.

The following table sets forth the cash and other compensation we paid during the past three fiscal years to our chief executive officer, president and other individuals who served as executive officers and whose total compensation was $100,000 or more.

Summary compensation table

Name and principal position	Year	Salary	Stock Awards	Total
John Paulsen (CEO since 2006) (1)	2011	$26,694	$418,187	$444,881
	2010	$21,781	$0	$21,781
	2009	$39,592	0	$39,592
Dual Cooper (COO since 2006) (2)	2011	$30,251	$403,657	$433,908
	2010	$54,072	$0	$54,072
	2009	$28,994	$0	$28,994
__________
1.	Mr. Paulsen became President and CEO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named Chairman of the Board of Directors.
2.	Mr. Cooper served as COO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named President.

Columns for bonus, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table as all amounts are $0.

Grants of plan-based awards

There were no grants of plan-based awards during the year to the named individuals.

Outstanding equity awards at fiscal year-end

There were no options or warrants outstanding at June 30, 2010 or June 30, 2011, for the named individuals.

Option Exercises

There were no option exercises or stock remaining unvested during the years ended June 30, 2010 or June 30, 2011, for the named individuals.

Pension Benefits

The named individuals are not covered by a pension plan.

Nonqualified defined contribution and other nonqualified deferred compensation plans

We do not have a nonqualified defined contribution or deferred compensation plan.

Potential payments upon termination or change-in-control

There are no potential payments upon termination or change-in-control for the named individuals.

Compensation of Directors

Director	Cash Compansation	Common Stock Grant	Value at Time of Grant	Total Compensation
William J. Marshall
-2011	$0	20,000	$4,800	$4,800
-2010	$0	$0	-	$0
Dr. William N. Thompson
-2011	$0	20,000	$4,800	$4,800
-2010	$0	$0	-	$0
Dennis Piotrowski
-2011	$0	$0	-	$0
-2010	$0	$0	-	$0

Compensation committee interlocks and insider participation

None of our executive officers serves, nor served in 2010 or 2011, on the board of directors or compensation committee of another company with an executive officer serving on our Board of Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of June 30, 2012, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of June 30, 2012, there were 34,888,896 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	John Paulsen	8,908,033(1)	25.53%
	932 Spring Street
	Petoskey, MI 49770

Common	Dual Cooper	2,316,937(2)	6.64%
	932 Spring Street
	Petoskey, MI 49770

	Dennis Piotrowski	1,783,333(2)	5.11%
	932 Spring Street
	Petoskey, MI 49770

Common	Shawanga Lodge	1,832,442(2)	5.25%
	Flaum Management Company Inc.
	400 Andrews Street, Suite 500
	Rochester, NY 14604

(1)
Includes:  2,723,973 shares held by Rotate Black, LLC, a limited liability company owned by Mr. Paulsen’s spouse; 1,214, 094 shares held by Metrolink Charter, a limited liability company owned by Mr. Paulsen’s spouse; 2,090,936 shares owned by Mr. Paulsen jointly with his spouse; 1,188,000 shares owned by Mr. Paulsen’s spouse; and 1,700,000 shares held by Mr. Paulsen’s spouse for the benefit of his minor children. Does not include 100,000 shares held by Mr. Paulsen’s adult brother, as to which Mr. Paulsen disclaims beneficial ownership.

(2)	Owned solely and directly.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of June 30, 2012, the most recent practicable date. As of June 30, 2012, there were 34,888,896 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. There are no options outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	John Paulsen, CEO and Chairman	8,908,033(2)	25.53%

Common	Dual Cooper, President and COO	2,316,937(3)	6.64%

Common	Dennis Piotrowski, Director	1,783,333(3)	5.11%

Common	Jeff Bacigalupi, CFO	934,667(3)	2.68%

Common	Dr. William N. Thompson, Director	186,000(3)	*%

Common	William J. Marshall, Director	170,000(3)	*%

Common	All officers and directors as a Group (6 persons)	14,298,970	40.98

*less than 1%
(1)	The address for each shareholder is 932 Spring Street, Petoskey, MI 49770.
(2)
Includes:  2,723,973 shares held by Rotate Black, LLC, a limited liability company owned by Mr. Paulsen’s spouse; 1,214, 094 shares held by Metrolink Charter, a limited liability company owned by Mr. Paulsen’s spouse; 2,090,936 shares owned by Mr. Paulsen jointly with his spouse; 1,188,000 shares owned by Mr. Paulsen’s spouse; and 1,700,000 shares held by Mr. Paulsen’s spouse for the benefit of his minor children. Does not include 100,000 shares held by Mr. Paulsen’s adult brother, as to which Mr. Paulsen disclaims beneficial ownership.

(3)	Owned solely and directly.

ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR   INDEPENDENCE

The loan payable-stockholder of $1,026,093, as of June 30, 2010, was due to RBL, consisted primarily of Development Advances paid by RBL, on our behalf and was payable on demand with interest at 12%.  Subsequent to June 30, 2011, the Company issued 5,000,000 shares of common stock to RBL and its affiliates as repayment of loan payable stockholder of $1,026,093, $0.21, per share

As of June 30, 2011, Kelly Paulsen, wife of John Paulsen, our CEO owned 710 members’ shares of RBMS, an affiliate of ours, which represented 1.1% ownership in RBMS.

As of June 30, 2011, Mr. Cooper owned 51 shares of RBMS, which represented .07% ownership in RBMS.

At June 30, 2011, there was no compensation owed Mr. Paulsen.

At June 30, 2011, there was no compensation owed Mr. Cooper.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective as of January 10, 2011, our independent registered public accounting firm, Most & Company, LLP, combined its practice with Schulman, Wolfson & Abruzzo, LLP. As a result, Most & Company resigned as our independent registered public accounting firm and Schulman Wolfson, as successor to Most & Company, became our independent registered public accounting firm The engagement of Schulman Wolfson was approved by our board of directors acting as our audit committee.

Schulman Wolfson, as successor to Most & Company, served as our independent auditors for the years ended June 30, 2010 and 2011.

Audit Fees:

For the fiscal years ended June 30, 2011 and 2010, audit fees billed for professional services rendered for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC, were as follows:

2011	$85,000
2010	$178,658

Audit Related Fees:

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the year ended June 30, 2011, no audit-related fees were billed by Schulman, Wolfson & Abruzzo, LLP and, for the year ended June 30, 2010, no audit-related fees were billed by Schulman, Wolfson & Abruzzo, LLP, as successor to Most & Company.

Tax Fees:

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the year ended June 30, 2011, no tax fees were billed by Schulman, Wolfson & Abruzzo, LLP and, for the year ended June 30, 2010, no tax fees were billed by Schulman, Wolfson & Abruzzo, LLP, as successor to Most & Company.

Other Fees:

No other fees were billed by our independent auditors in respect of the fiscal years ended June 30, 2011 and 2010.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended June 30, 2011, with our management. In addition, our board of directors has discussed with Schulman, Wolfson & Abruzzo, LLP, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. I (Independence Discussions with Audit Committees) and our board of directors has discussed the independence of Schulman, Wolfson & Abruzzo, LLP with that firm.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial statements - See index to Financial Statements on page F-1.

(b)  Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibits

3.1
Articles of Incorporation and amendments of BevSystems International Inc., incorporated by reference to Exhibit 3.1 to registrant’s annual report on Form 10-K, filed with the SEC on September 10, 2003.

3.2	By-Laws of BevSystems International, Inc., incorporated by reference to Exhibit 3.2 to registrant’s annual report on Form 10-K, filed with the SEC on September 10, 2003.

3.3
Equity Sale/Purchase Agreement with Rotate Black, Inc. dated October 7, 2008, incorporated by reference to Exhibit 99.1 to registrant’s current report on Form 8-K, filed with the SEC on October 8, 2008.

3.4	Asset Sale Agreement with Rotate Black, Inc. dated October 7, 2008, incorporated by reference to Exhibit 99.2 to registrant’s current report on Form 8-K, filed with the SEC on October 8, 2008.

3.5	Stock Purchase Agreement with Rotate Black, Inc. dated October 7, 2008, incorporated by reference to Exhibit 99.3 to registrant’s current report on Form 8-K, filed with the SEC on October 8, 2008.

4.1	Rotate Black, Inc. Stock Option Plan dated July 6, 2011, incorporated by reference to Exhibit 20.1 to registrant’s Form 10-Q, filed with the SEC on August 11, 2011.

10.1
Development Agreement between the Seneca Nation of Indians and Solstice International, Inc., dated June 22, 2007, incorporated by reference to Exhibit to registrant’s Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on 2010.

10.2	Management Agreement between the Seneca Nation of Indians and Solstice International, Inc., dated June 22, 2007.*

10.3	Agreement between Rotate Black Gaming, Inc. and 3D LLC dated November 1, 2009.*

10.4
Accepted Offer to Purchase between Rotate Black, Inc. and Mark Calvert, Chapter 11 Trustee of Cruise Holdings II, LLC (the “Trustee”), dated January 29, 2010,  incorporated by reference from Exhibit 10.1 of Form 8-K filed on February 8, 2010.

10.5	Promissory Note from Rotate Black, Inc. to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.2 of Form 10-K filed on February 8, 2010.

10.6	Unconditional Guarantee from John Paulsen to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on February 8, 2010.

10.7	Letter Agreement between Rotate Black, Inc. and the Trustee, dated April 16, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 27, 2010.

10.8	Offer to Purchase and Sale Agreement between Rotate Black, Inc. and Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 16, 2010.

10.9	Secured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 16, 2010.

10.10	Preferred Mortgage issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on June 16, 2010.

10.11	Unsecured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.4 of Form 8-K filed on June 16, 2010.

10.12	Unconditional Guaranty from John Paulsen in favor of Cruise Holdings II, LLC, dated June 11, 2010, incorporated by reference from Exhibit 10.5 of Form 8-K filed on June 16, 2010.

10.13	Agreement with Catskills Gaming and Development, LLC, dated July 1, 2010, incorporated by reference from Form 8-K filed on July 9, 2009.

10.14	Placement Agreement between Capstone Investments and Rotate Black, Inc., dated October 26, 2009.*

10.15	Placement Agreement between CRT Capital Corp, LLC and Solstice International, Inc., dated February 12, 2008.*

10.16	Consulting Agreement with Mark J. Ross, dated April 23, 2010, incorporated by reference to Exhibit 10.1 to registration statement on Form S-8, filed with the SEC on June 23, 2010.

10.17	Consulting Agreement with Rajat Shah, dated June 1, 2010, incorporated by reference to Exhibit 10.2 to registration statement on Form S-8, filed with the SEC on June 23, 2010.

10.18	Agreement with Catskills Gaming and Development, dated July 1, 2010, incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K, filed with the SEC on July 9, 2010.

10.19
Ground Lease among Marine Life Ventures, LLC and MC Marine, LLC, as lessors, and Rotate Black MS, LLC, as lessee, entered into on October 21, 2010, incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K,. filed with the SEC on October 26, 2010.

10.20
Ground Lease between Gulfport Redevelopment Commission, as lessor, and Rotate Black MS, LLC, as lessee, entered into on October 21, 2010, incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K, filed with the SEC on October 26, 2010.

10.21
Management Agreement for casino on Louis Bull Indian Reserve in Canada, dated January 12, 2011, incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K, filed with the SEC on January 18, 2011.

10.22	Securities Purchase Agreement, dated May 1, 2012, between Rotate Black, Inc. and purchasers signatory thereto.*

10.23	Form of 10% Convertible Promissory Note, dated May 1, 2012, issued by Rotate Black, Inc. to the purchasers signatory to the Securities Purchase Agreement referred to in Ex. 10.22.*

10.24	Form of Common Stock Purchase Warrant, dated May 1, 2012, issued by Rotate Black, Inc. to the purchasers signatory to the Securities Purchase Agreement referred to in Ex. 10.22.*

21.1	Principal Subsidiaries*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

32.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

EX-101.INS	XBRL INSTANCE DOCUMENT**

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

   *filed herewith
**submitted herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2012.

ROTATE BLACK, INC.

By:	/s/ John Paulsen
John Paulsen, Chairman,
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes John Paulsen and Dual Cooper, or either of them, as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Title	(Capacity)	Date

/s/ John Paulsen
John Paulsen	Chairman, CEO	14-Aug-12

/s/ Dual Cooper
Dual Cooper	President, COO and Director	14-Aug-12

/s/ Jeff Bacigalupi
Jeff Bacigalupi	CFO	14-Aug-12

/s/ Dr. William N. Thompson
Dr. William N. Thompson	Director	14-Aug-12

/s/ Dennis Piotrowski
Dennis Piotrowski	Director	14-Aug-12

/s/ William J. (Jeff) Marshall
William J. (Jeff) Marshall	Director	14-Aug-12

Rotate Black, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rotate Black, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Rotate Black, Inc. and Subsidiary as of June 30, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2011 and 2010. Rotate Black, Inc. and Subsidiary are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Rotate Black, Inc. and Subsidiary, as of June 10, 2011 and 2010 and the results of its operations and its cash flows for the years ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses since inception, resulting in an accumulated deficit of $16,983,753. This issue raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schulman, Wolfson, & Abruzzo, LLP

Schulman, Wolfson & Abruzzo, LLP

New York, New York
August 14, 2012

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	June 30.	June 30,
	2011	2010

ASSETS
Current Assets
Cash	$-	$1,226
Prepaid expenses	23,641	20,536

Total current assets	23,641	21,762

Unbilled development advances	-	2,331,684
Fixed assets - net	11,104	33,153
Fixed Assets to be disposed - net	-	4,253,246
Contract rights	-	6,323,884
Land purchase deposit	8,470,674	8,470,674
Investment in RBMS	65,519	-
Deferred development cost	52,278	31,631
Deferred financing fee	-	25,000
Security deposit	3,600	3,600

TOTAL ASSETS	$8,626,816	$21,494,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,301,387	$2,232,444
Due to RBMS	-	138,993
Redeemable Preferred Series A Stock	190,000	-
Note payable - insurance	2,074	-
Mortgage payable - Big Easy vessel	-	2,975,000
Note payable - Big Easy vessel	-	600,000
Loan payable - stockholder	792,455	1,026,093
Note payable - truck - current portion	5,712	5,293

Total current liabilities	2,291,628	6,977,823

Note payable - truck	2,539	7,335
Mortgage payable - Big Easy Vessel	2,975,000
Note payable - Big Easy Vessel	600,000
Accrued interest on morgage and note payable	642,576
Derivative liability	-	220,050
Contingent liability	-	62,000
Deferred revenues	-	49,621

TOTAL LIABILITIES	6,511,743	7,316,829

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 22,138,849 and 16,599,829 shares issued and outstanding as of June 30, 2011 and June 30, 2010, respectively	22,139	16,600

Additional paid-in capital	19,076,687	17,673,413
Accumulated deficit	(16,983,753)	(4,850,386)

TOTAL ROTATE BLACK, INC. STOCKHOLDERS' EQUITY	2,115,073	12,839,627

NONCONTROLLING INTEREST	-	1,338,178

TOTAL STOCKHOLDERS' EQUITY	2,115,073	14,177,805

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,626,816	$21,494,634

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended June 30,
	2011	2010

Revenue	$517,980	$600,000

Operating expenses
Salary expense	379,615	145,125
Stock based compensation	912,378	347,361
General and administrative expenses	713,943	1,421,377
Loss on sale of Rotate Black Gaming, Inc. (Note 9)	6,843,246	-
Loss on sale of Big Easy Gaming Vessel (Note 8)	4,191,891	-
Write-off investment in joint venture	73,938	139,782
Write-off of intangible assets	-	374,265
Settlement of derivative liability	(167,127)	-
Equity investment loss	116,497	-
Adjustment in fair value of Preferred Series A Stock	91,500	-
Dividends on Redeemable Preferred Series A Stock	5,700	-
Loss on settlement of accounts payable	-	19,145
Interest expense	711,732	276,900

Total expenses	13,873,313	2,723,955

Net Loss	(13,355,333)	(2,123,955)

Less: Income (loss) attributable to noncontrolling interest	-	19,583

Net loss attributable to controlling interest	$(13,355,333)	$(2,104,372)

Basic and diluted net loss per common share attributed to controlling interest	$(0.69)	$(0.14)

Basic and diluted average common shares outstanding	19,454,298	14,681,666

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Stock
	Number of		Paid-in	Subscription	Accumulated	Controlling	Noncontrolling
	Shares	Amount	Capital	Receivable	Deficit	Interest	Interest

Balance - June 30, 2009	13,464,366	$13,465	$9,722,809	$	$(2,746,014)	$6,990,259	$(1,357,761)

Common stock sold for cash	242,186	242	513,689	(198,961)	-	314,970

Collection of stock subscription receivable	-	-	-	125,961	-	125,961

Collections of stock subscription receivable	-	-	-	73,000	-	73,000

Common stock issued for payment on loan payable - stockholder	278,253	278	568,671	-	-	568,949

Common stock issued for consulting services	35,000	35	174,965	-	-	175,000

Common stock issued for Shawanga land purchase anti-dilution rights	1,557,706	1,558	5,315,441	-	-	5,316,999

Common stock issued in settlement of note payable	132,000	132	329,868	-	-	330,000

Common stock sold for cash	490,000	490	665,010	-	-	665,500

Common stock issued for settlement of accounts payable	240,000	240	210,760	-	-	211,000

Common stock issued for services	160,318	160	160,591	-	-	160,751

Warrants granted for services	-	-	11,610	-	-	11,610

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	19,583

Net loss attributable to controlling interest	-	-	-	-	(2,104,372)	(2,104,372)

Balance at June 30, 2010	16,599,829	16,600	17,673,413	-	(4,850,386)	12,839,627	(1,338,178)

Common stock sold for cash	20,000	20	4,980	-	-	5,000

Common stock issued in connection with consulting services rendered	1,129,526	1,130	321,145	-	-	322,275

Common stock issued in connection with legal services rendered	460,224	460	153,386	-	-	153,845

Common stock issued in repayment of a loan	80,000	80	15,920	-	-	16,000

Common stock issued as compensation	2,000,000	2,000	398,000	-	-	400,000

Common stock issued to board members	40,000	40	9,560	-	-	9,600

Common stock issued in payment of loan payable - stockholder	1,600,000	1,600	318,400	-	-	320,000

Common stock issued for settlement of derivative liability	139,270	139	52,784			52,923

Common stock issued for settlement of accounts payable	50,000	50	10,962			11,012

Warrant granted to investment banker	-	-	22,658	-	-	22,658

Shares issued to investment banker	20,000	20	3,980	-	-	4,000

Warrants sold with Series A Preferred Stock			91,500			91,500

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	(25,430)

Sale of Gaming and noncontrolling interest	-	-	-	-	1,221,966	1,221,966	1,363,608

Net loss attributable to controlling interest	-	-	-	-	(13,355,333)	(13,355,333)

	22,138,849	22,139	19,076,687	-	(16,983,753)	2,115,073	-

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year End
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,355,333)	$(2,104,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Deconsolidation of Rotate Black Gaming, Inc. (RBG)	6,843,246	-
Sale of Big Easy Gaming Vessel	4,191,891	-
Stock-based compensation	912,378	347,361
Warrants granted with Series A Preferred Stock	91,500	-
Write-off of investment in joint venture	73,938	139,782
Write-off of intangible asset	-	374,265
Depreciation and amortization	214,066	33,146
Loss on settlement of accounts payable	-	19,142
Noncontrolling interest	25,430	(19,583)
Changes in assets and liabilities:
Prepaid expenses	(3,105)	26,503
Unbilled development advances	-	(262,185)
Accounts payable and accrued expenses	981,760	761,281
Accrued interest on mortgage and note payable	642,576	-
Due to affiliate	-	138,993
Derivative liability	(167,127)	220,050
Contingent liability	102,000	62,000
Deferred revenues	-	2,543

Net cash provided by (used in) operating activities	553,220	(261,074)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets (net of notes payable of $2,975,000 and $600,000 in 2010)	(590,408)	(695,366)
Investment In RBMS	(188,512)	-
Proceeds from sale of RBG	15,000	-
Decrease in deferred development costs	(94,585)	(31,631)
Decrease in deferred financing fee	25,000	(25,000)

Net cash used in investing activities	(833,505)	(751,997)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in loan payable - stockholder	86,362	(150,374)
Proceeds from sales of common stock	5,000	1,179,431
Sale of Redeemable Preferred Series A Stock	190,000	-
Payment of note payable	-	(25,000)
Increase in notes payable -insurance	2,074	-
Payments of note payable - truck	(4,377)	(5,213)

Net cash provided by financing activities	279,059	998,844

Net decrease in cash	(1,226)	(14,227)

Cash, beginning of period	1,226	15,453

Cash, end of period	$-	$1,226

Noncash Transaction

Issuance of common stock in equity investment	$166,000	$-

Deposit on land (net of shares issued and to be issued)	$-	$1,421,532

Issuance of common stock in payment of due to stockholder	$320,000	$375,000

Issuance of common stock in payment of note payable	$-	$330,000

Issuance of common stock in payment of accounts payable	$149,574	$270,000

Issuance of common stock in payment of prepaid legal	$-	$26,000

Issuance of common stock in settlement of derivative liability	$52,923	$-

See notes to financial statements

Rotate Black, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Rotate Black, Inc. (Company) was incorporated in Nevada on August 2, 2006 to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. (BevSystems).

The Company develops, operates and manages gaming and related properties. On April 1, 2010, the Company commenced operations under the Gulfport Project management agreement and was no longer a development stage company. (Note 5)

Gulfport Project

On May 28, 2010, the Company, Rotate Black, LLC (RBL), an entity under common control with the Company, and an officer of the Company formed Rotate Black MS, LLC (RBMS), a Mississippi limited liability company, to own, develop and manage the operations of a casino resort to be located in the property adjacent to the Gulfport, MS marina.  RBMS’s initial strategy was to secure an existing gaming vessel, move the vessel to the a Gulfport site, and build land assets on that site to support the gaming vessel.  Subsequently, RBMS changed its strategy to an entirely land-based casino. In August 2012, RBMS entered into an Indicative Summary of Terms and Conditions with debt and equity investors related to a proposed financing for the Gulfport Casino Hotel Project to be developed by RBMS.  The proposed financing is for up to $101,800,000 for the development, design, construction, financing, ownership, operation and maintenance of an approximately 191,000 square foot land based four star casino, including gaming, restaurant, bar and support space and an adjacent 205-room hotel in Gulfport, Mississippi.

Terms of the proposed financing call for senior secured term loans up to an aggregate of $80,900,000 to be provided in one tranche on the closing date, advanced at the rate of 94% of the principal. Full repayment is expected to be October 2017. Interest on the outstanding balance will be equal to the sum of the LIBOR rate applicable to the interest period, subject to a floor of 2%, and the applicable margin of 10.5%

The equity investors shall fund the equity contribution to RBMS prior to the closing pursuant to the terms of an equity contribution agreement to be entered into by the equity investors, RBMS, and the Collateral Agent in the aggregate amount of $20,900,000.

Rotate Black Gaming

In October 2008, the Company acquired 75% of the outstanding common stock of Rotate Black-Gaming, Inc., (Gaming), from RBL. Gaming is under contract to develop and manage a world-class destination casino resort in Sullivan County, New York. Gaming had acquired the property and completed all design layouts (Note 9).

Other Projects

On December 14, 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (OKL) and through the subsidiary entered into a consulting agreement with an Oklahoma Native American Tribe in December 2011.  The purpose of this consulting agreement is to provide to the Tribe best practices related to two of its casinos in Oklahoma.  The Company plans to leverage this agreement to generate additional Native American gaming consulting agreements (Note 18).

On December 13, 2011, the Company has formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.

On January 11, 2011, the Company entered into a management agreement whereby a new to-be-formed wholly-owned subsidiary of the Company would act as manager for a proposed casino and entertainment destination on the Louis Bull Indian Reserve near Edmonton, Canada  (Note 10).

In connection with the acquisition of Gaming, the Company also acquired the Dayton Project, a casino development project in Dayton, Nevada. The Dayton Project was cancelled as of June 30, 2009, and the Company had written-off the deferred expenses of $233,960 (Note 17).

Also in connection with the acquisition of Gaming, the Company acquired a 50% joint venture interest in Rotate Black India Pvt Ltd. (India), formed to develop a project in India. This project was cancelled as of December 31, 2009, and the Company had written-off the deferred expenses of $136,121.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiary. As of July 6, 2010, the Company sold its interest in the subsidiary, deconsolidated the entity (Note 9) and the financial statements for the year ended June 30, 2011 are not consolidated.

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

All significant intercompany accounts and transactions have been eliminated.

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

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and, if there is a finite life, will be amortized over their estimated useful lives of each asset as determined by management. Amortization will commence upon the placement of individual assets into service and the initial determination of the lives assigned to each. The Company expects this to occur for the Contract Rights upon the effective date of the Development Agreement. Contract Rights were valued based upon management’s forecast of expected future net cash flows, with revenues based on projected revenues under the Development and Management Agreements.  As of June 30, 2010, the Contract Rights had not commenced amortization and were sold as part of Gaming on July 6, 2010 (Note 9).

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

The development advances and the development fee had been deferred and were sold as part of Gaming (Note 9).

Management fees earned under contract to operate and manage casino projects are recognized pursuant to terms of the agreement.

Intra-entity transactions for revenue and expenses earned in connection with an equity investment are eliminated in accordance with guidance in ASC 323-10-35-5.

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

The Company recognizes compensation expense for stock awards with service conditions on a straight-line basis over the requisite service period, which is included in operations.

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of June 30, 2011, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.  As of June 30, 2011, there were 2,021,333 total common stock equivalents and as of June 30, 2010, there were no common stock equivalents.

Basic loss per share has been retroactively restated to reflect the reverse stock split (Note 15).

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08: “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”.  The amendments in this update are intended to reduce complexity and costs by allowing the reporting entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The update includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted for annual and interim goodwill impairment tests performed as of a date prior to September 15, 2011 if the entity’s financial statements for the most recent annual or interim period have not yet been issued.  Adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards.  While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $16,983,753 and negative working capital of $2,267,987 as of June 30, 2011 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell registered and unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of June 30, 2011 and 2010, property and equipment consisted of the following:

	2011	2010

Gaming vessel	$4,854,908	$4,264,500
Truck	39,761	39,761
Furniture and fixtures	8,490	8,490
Office equipment	23,290	23,290
	4,926,449	4,336,041
Less accumulated depreciation	(263,708)	(49,642)
Sale of Gaming Vessel	(4,651,637)
	$11,104	$4,286,399

On June 10, 2010, the Company purchased The Big Easy, a gaming vessel for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of $414,500 and cash of $275,000. As of September 17, 2010, both notes were in default and the interest rate was increased to 20%, per annum. As of June 30, 2011, the Big Easy was sold at public auction at a loss of $4,191,891 (Note 8).

For the years ended June 30, 2011 and 2010, depreciation expense was $214,066 and $33,146, respectively.

5. RBMS MANAGEMENT AGREEMENT

On May 28, 2010, the Company, RBL and an officer of the Company formed RBMS, a Mississippi limited liability company, to own, develop and manage the operations of a dockside vessel-based casino in Gulfport, Mississippi. RBMS’s initial strategy was to secure an existing gaming vessel, move the vessel to a Gulfport site, and build land assets on that site to support the gaming vessel.

On October 27, 2010, RBMS and the Company, as manager, entered into a management agreement, effective as of April 1, 2010 for a period of 99 years.  The Company, as manager, would manage all of the operations of the gaming facility.  The management fee was payable;  (1) $200,000, per month, (2) then upon commencement of the gaming operations, $250,000, per month, and (3) then achieving certain earnings, as defined, $300,000, per month.  The Manager is entitled to appoint two directors of the five directors on the RBMS Board of Directors.

In response to the equity investor, RBMS changed its strategy toward the construction of an entirely land-based casino On June 20, 2011, the Company agreed to amend its management agreement with RBMS to facilitate a $15.0 million equity financing for the Gulfport Project.  Under the new terms of the proposed agreement, the Company will receive from the closing of the equity financing to the opening date of the casino, a management fee of $200,000, per month, not to exceed $1,000,000, in total, prior to the opening of the casino.

In consideration of the public sale of the Big Easy Vessel (Note 8) and the proposed amendment to the management agreement, the Company’s management agreed to not accrue the management fee for approximately seven months of the fiscal year ending June 30, 2011.  Under the original management agreement, the Company recorded $517,980 in management revenue as of June 30, 2011.

6. GULFPORT CASINO HOTEL PROJECT

In August 2012, RBMS entered into an Indicative Summary of Terms and Conditions with debt and equity investors related to a proposed financing for the Gulfport Casino Hotel Project.  The proposed financing is for up to $101,800,000 for the development, design, construction, financing, ownership, operation and maintenance of an approximately 191,000 square foot land based four star casino, including gaming, restaurant, bar and support space and an adjacent 205-room hotel in Gulfport, Mississippi.

Terms of the proposed financing call for senior secured term loans up to an aggregate of $80,900,000 to be provided in one tranche on the closing date, advanced at the rate of 94% of the principal. Full repayment is expected to be October 2017. Interest on the outstanding balance will be equal to the sum of the LIBOR rate applicable to the interest period, subject to a floor of 2%, and the applicable margin of 10.5%

The equity investors shall fund the equity contribution to RBMS prior to the closing pursuant to the terms of an equity contribution agreement to be entered into by the equity investors, RBMS, and the Collateral Agent in the aggregate amount of $20,900,000.

The RBMS shall enter into a warrant agreement with respect to the issuance of detachable warrants in favor of the lender to purchase 7.5% of the fully diluted membership interests of the RBMS at an exercise price of $0.01, per membership interest, with anti-dilution provisions.

7. INVESTMENT IN RBMS

Upon formation of RBMS and the commencement of the management agreement, the Company, RBL and an officer of the Company owned an aggregate 46.6% of the voting interests of RBMS and the remaining units were sold to outside investors. The Company has accounted for its investment in RBMS on the equity method in accordance with ASC 810-10; as it does not meet all the requirements of a variable interest entity to consolidate; the outside equity investors are not protected from the losses of the entity nor are they guaranteed a return by the legal entity; the outside equity investors expected residual returns are not capped by any arrangements or documents with other holders;  and the percent of ownership will be diluted by future financing of RBMS.

In connection with the proposed terms of the funding of the Gulfport Casino Hotel Project (Note 6), holders of Class A Units of RBMS have agreed to convert their units into B Units to facilitate the financing of the Gulfport project.  Upon closing, the equity investor will own 60,000 B Units out of 100,000 authorized and 70,588 outstanding, or 85% of RBMS. The Company will own at closing 7,058.8 B Units representing a 10% ownership.  In addition, upon closing, RBMS will issue 29,412 warrants, at an exercise price of $0.01, to all other investors based on pre-negotiated percentages to that the investor’s ownership, assuming all warrants are exercised, will be 60%. Closing is anticipated to be August 2012.

As of June 30, 2011 and 2010, the condensed balance sheet of RBMS was as follows:

	2011	2010

Prepaid expenses	$7,500	-
Development costs	1,912,125	$4,676,820

Total Assets	$1,919,625	$4,676,820

Current liabilities	$405,583	$1,141,300
Due to RBI		1,435,520
Members’ equity	1,514,042	2,100,000

Total Liabilities and
Members’ Equity	$1,919,625	$4,676,820

As of June 30, 2011 and 2010, the condensed income statement of RBMS was as follows:

	2011	2010

Revenue	-	-
Management fees	$970,000	$-
General & Administrative
expenses	179,994	-
Lease fees	70,000	-

Total Expenses	1,219,994	-

Net Loss	$(1,219,994)	$-

Intra-entity management expense of $452,020 is included in the condensed income statement of RBMS and is eliminated in the financial statement presentation against the management income recorded by the Company.

As of June 30, 2011, the Company paid expenses of $435,036 in cash and $189,000 in stock on behalf of RBMS as a capital contribution and recorded an equity investment of $624,036.  The Company reduced its investment in RBMS by $568,517, 46.6% of the loss of the entity.

Ground Lease

Effective October 20, 2010, RBMS entered into a ground lease for the nine and a half acre site for the Gulfport Project.  The Preliminary Term, as defined, remains in effect until the earlier of the ninth month following the effective date or the date gaming operations begin on the leased property.  During the Preliminary Term, rent shall be equal to $20,000, per month with no payment required until the earlier of the date the Lessee commences construction on the premises or February 1, 2011. If RBMS does not receive approval to proceed with the development of the casino from the Mississippi Gaming Commission on or prior to March 1, 2011, then the lease terminates with no obligations due.

Due to delays, the lease was amended on October 21, 2011 for a term through October 31, 2069, with a fee payable of $25,000 to enter into the amended and restated lease and $50,000 as the initial base rent payment.  After the commencement of gaming operations, the RBMS will pay an annual minimum base rent of $600,000, as defined. On March 13, 2012 this ground lease was amended and extends the date for RBMS to obtain approval to proceed to April 30, 2012.  In consideration of this extension, RBMS agreed to pay a fee of $50,000. An additional extension was entered into May 1, 2012 extending the approval date to August 31, 2012 and RBMS agreed to pay a fee for the extension of $20,000 for two thirty-day periods and $35,000 for each month thereafter.

On April 9, 2012, the Mississippi Gaming Commission granted to RBMS approval as a legal gaming site for a 9.5 acre site located in Gulfport Mississippi, however, on May 17, 2012 the Commission denied the application to proceed with construction of the casino resort.  RBMS is revising its plans to gain acceptance from the Commission.

RBMS has paid the extension fees through July 31, 2012 on behalf of RBMS and is awaiting approval to commence construction.

8. THE BIG EASY GAMING VESSEL

On June 10, 2010, the Company purchased The Big Easy, a gaming vessel for the Gulfport Project, for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of $414,500 and cash of $275,000. The Secured Note is collateralized by the gaming vessel and both notes are guaranteed by an officer of the Company. The Secured Note is payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. In September 17, 2010, both notes were in default and the interest rate was increased to 20%, per annum.

As of June 30, 2011 the due dates of both notes were extended in support of the Company's current project in Gulfport, MS, and the Trustee of the Cruise Holdings bankruptcy estate, holding the Mortgage and Promissory note payable has consented; (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.

In May 2011, the equity investor informed RBMS it would not move forward with the financing of the Gulfport Project unless the casino was land based.  As a result, it was decided the vessel be sold at a public auction, however, the public sale did not yield sufficient funds to eliminate the fees and mortgage debt.  The Company received $459,746 in the reduction of accounts payable from the public sale which was paid directly to vendors of the Company. The Company has recorded a loss of $4,191,891 on the sale of the gaming vessel.  The Company is currently in discussions with the mortgage holder and the trustee to reach an agreement to extinguish the mortgage of $2,975,000 and note payable of $600,000 through the issuance of equity.

9. ROTATE BLACK, GAMING, INC.

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

In October, 2007, as amended, Gaming acquired land from 3D Associates, LLC (3D) in exchange for $556,000, payable $288,000 in cash and the issuance of a note in the amount of $268,000, payable on August 15, 2009, as extended, with interest payable at 18%, per annum. The land was subsequently transferred to the Seneca Nation without compensation by Gaming and is included in the Contract Rights. On November 1, 2009, the Company issued 132,000 shares of common stock in full repayment of the note payable of $243,000 and accrued interest thereon of $87,000, $2.50, per share. The number of shares and price per share are subject to adjustment for stock splits, dividends, exchanges and consideration received by stockholders in the event of an acquisition of the Company by another entity, and dependent on the performance of the stock prices, as defined. In addition, for one year and under certain conditions, the Company could be liable for certain market loss on these shares, as defined.

 Subsequent to the transfer of the Property to the Seneca Nation of Indians pursuant to its agreements with the Seneca Nation, 3D had filed a lawsuit against the Seneca Nation and the Company to recover the Property for the reason that the land was not yet developed which would have benefited other holdings of 3D.

On May 11, 2011, the Company entered into an agreement with 3D wherein 3D agreed to drop its lawsuit and forever waive any and all claims against the Company. In consideration for this, the Company agreed to pay 3D ten dollars ($10) and to grant 3D the right to buy the Property for $500,000, in the event that the Company is successful in re-acquiring the 3D Property from the Seneca Nation.

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

Contract Rights

Contract rights consisted of the various rights acquired under the Development and Management Agreements. It is composed of contract rights acquired by Rotate Black, LLC and draws from an asset-backed lending agreement used to finance the expenses associated with acquiring the Development and Management Agreements. In addition, $556,000 represents the cost of the land for the gambling facility, which was transferred to the Seneca Nation without compensation by Gaming. The Company has not amortized the contract rights as they were deemed to be inactive are not producing a cash flow.

With the financing of the gaming facility in place, the Development Advances and development fee will be billed and the contract rights will commence amortization over its useful life.

On February 2, 2011, Gaming filed a notice of breach of the Management and Development Agreements with the Nation in response to the notification to Catskill that the development in the region is premature until the United States imposed moratorium on the acquisition of lands in trust for new Indian gaming facilities has been lifted. Gaming has also commenced a binding arbitration proceeding under their Development and Management Agreements with the Nation, seeking $21 million in actual damages and $350 million in lost profits. The Company believes that it will recover its carrying value either through the arbitration or through the execution of the agreement.  On July 1, 2010, the Company sold Gaming to Catskill Gaming and Development, LLC (See Sale of Gaming).  In May, 2011 Catskills Gaming informed the Company that they will be moving forward with the project and therefore the Company couldn’t move forward with arbitration.

Sale of Gaming

On July 1, 2010, as amended, the Company and RBL entered into an agreement to sell 100% of the common stock of Gaming to Catskills Gaming and Development, LLC (Catskill) in exchange for an aggregate contingent consideration of $21,000,000 in cash and the assumption of indebtedness of approximately $6,300,000. According to the Agreement, the consideration is to be paid in installments as follow:

●	$15,000 at closing

●
$2 million on or before the first anniversary of the date of the opening for business to the public of a gaming facility under a management agreement between Catskills, as manager, and the Seneca Nation of Indians, in or near the Counties of Ulster and Sullivan in the State of New York (the “Opening Date”);

●	$2 million on the second anniversary of the Opening Date;

●	$3.4 million on the third anniversary of the Opening Date:

●	$3.4 million on the fourth anniversary of the Opening Date;

●	$3.4 million on the fifth anniversary of the Opening Date;

●	$3.4 million on the sixth anniversary of the Opening Date; and

●	$3.4 million on the seventh anniversary of the Opening Date.

As of June 30, 2011, the Company received the payment of $15,000 and, since the balance of the compensation is contingent upon the opening for business of a gaming facility under a management agreement between Catskills, as manager, and the Seneca Nation of Indians, the Company has not recorded a receivable for the balance of the sales agreement.

The Company has recorded the deconsolidation of Gaming in accordance with ASC 810-10-40 and has recorded a loss on the sale of Gaming of $6,843,246, by calculating the difference between the sum of the consideration received and the carrying amount of the noncontrolling interest and the carrying amount of the entity’s assets and liabilities as follows:

Intangible assets – Contract rights	$6,323,884
Developer loan receivable	2,397,834
Noncontrolling interest	(1,363,608)
Accounts payable & accrued expenses	(1,508,209)
Accumulated deficit – noncontrolling entity	1,221,966
Deferred revenue	(49,621)
Contingent liability	(164,000)
$6,858,246
Less consideration on sale:	(15,000)
Loss on sale of Gaming	$6,843,246

Land Purchase  Deposit

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

In October 2009, the Company issued 779,093 shares of common stock to Rotate Black, LLC as repayment of the advance.

On November 9, 2009, March 16, 2010 and May 21, 2010, the Company issued 70,000 (valued at $350,000, $5.00, per share), 208,613 (valued at $521,532, $2.5, per share) and 500,000 (valued at $550,000 $1.10, per share) shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement.

The Company has evaluated the fair value of the land deposit and has determined that the fair value is in excess of its book value as of June 30, 2011.

This land purchase deposit was made by the Company and not part of Gaming and, therefore, was not included in the sale to Catskill.

10. EDMONTON PROJECT MANAGEMENT AGREEMENT

On January 11, 2011, the Company, through an officer of the Company, entered into a management agreement (Agreement), whereby a newly to-be-formed wholly-owned subsidiary of the Company would act as manager, with the Bear Hills Charitable Foundation, Bear Hills Casino Inc., the Louis Bull Tribe and 677626 Alberta Ltd. (Tribe Companies) for a proposed casino and entertainment destination on the Louis Bull Indian Reserve, near Edmonton, Canada. The term of the Agreement commences on the date the Tribe Companies receive a license for the proposed casino and all related necessary approvals from the Alberta Gaming and Liquor Commission and then shall continue for the greater of twenty years or until all monies advanced by the Company to the Tribe Companies relating directly or indirectly to the casino project are repaid or for such other term agreed.

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of June 30, 2011, the project is awaiting direction from Alberta Liquor and Gaming.

11. PANAMA PROJECT

On March 17, 2011, the Company entered into an agreement (Agreement) for a proposed joint venture (Blue Water Gaming and Entertainment S.A.) (Blue Water), with Ocean Point Development Corp. (Ocean Point) to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama (Trump Ocean Club).  As of June 30, 2011, due to the market conditions in Panama, the Company has put this project on hold and has written off deferred costs of $73,938.

12.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  Rent is payable in advance, in annual installments.  The initial year’s rent was $46,200, increasing as defined.  The Company has an option to extend the lease for an additional three-year period.

An agreed Judgment was filed against the Company in the 57th Circuit Court, Judicial District, State of Michigan, in the amount of $38,668.26 on February 25, 2011 by the landlord of the real estate lease dated August 8, 2008.  Subsequently, a Real Estate Lease Addendum and Affirmation of Debt was agreed to and effective as of May 2, 2011 providing for a week-to-week lease commencing May 2, 2011, at $5,000, per week and to repay the debt owed of $40,373.11 by May 31, 2011.

As of June 30, 2011, the Company has commenced payment of the week-to-week lease and has a liability to the landlord of $23,896.

13.  LOAN PAYABLE – STOCKHOLDER

Loan payable –stockholder primarily consists of advances by RBL, the majority stockholder of the Company and is payable on demand, with interest at 12%.

14.  NOTE PAYABLE – TRUCK

On September 10, 2008, the Company borrowed $20,800 to purchase a truck. The note is payable in 48 equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

On December 1, 2011, the title of the truck was transferred to an officer of the Company without consideration as the asset was fully depreciated.

As of June 30, 2011, minimum annual payments under the loan are:

2012	$5,712
2013	2,539
$8,251

15. COMMON STOCK

Reverse Stock-Split

On July 19, 2010, effective August 2, 2010, the Board of Directors authorized a one-for-five reverse stock-split by combining every five outstanding shares of common stock into one share of common stock, without a change to authorized shares or par value. All share and per share amounts have been retroactively restated.

Common and Preferred Shares

On April 20, 2011, the Stockholders authorized an increase the number of authorized common shares from 20,000,000 to 75,000,000, $0.001, par value, and authorized 5,000,000 preferred shares, $.01, par value.

On September 28, 2010, the Company borrowed $15,000 from a stockholder and issued 15,000 shares of common stock as interest, valued at $6,000, $0.40, per share, the value of the shares issued.  These shares were subsequently cancelled and the shareholder received the interest in a cash settlement.

In November and December 2010, the Company issued an aggregate of 350,000 shares of common stock for services provided, valued at $109,000, an average of $0.31, per share, the value of the services rendered.

In November 2010, the Company sold 20,000 shares of common stock to an investor, valued at $5,000, $0.25, per share.

For the year ended June 30, 2011, the Company issued an aggregate of 460,224 shares of common stock for legal services rendered, valued at $153,845, an average of $0.31, per share, the value of the service provided.

For the year ended June 30, 2011, the Company issued an aggregate of 779,526 shares of common stock for consulting services rendered under an extended contract, valued at $213,275, an average of $0.24, per share, the value of the service provided.

For the year ended June 30, 2011, the Company issued 40,000 shares of common stock to board members for services rendered, valued at $9,600, an average of $0.24, per share, the value of the service provided.

For the year ended June 30, 2011, the Company issued 1,600,000 shares of common stock as payment for loan payable - stockholder, valued at $320,000, $0.20, per share.

For the year ended June 30, 2011, the Company issued 139,270 shares of common stock as settlement of the derivative liability, valued at $52,923, $0.38, per share.

For the year ended June 30, 2011, the Company issued 50,000 shares of common stock in settlement of an account payable, valued at $11,012, $0.22, per share.

In January 2011 the Company issued an aggregate of 2,000,000 shares of common stock as compensation to employees, valued at $400,000, $0.20, per share.

In January 2011 the Company issued 80,000 shares of common stock as repayment of a loan on behalf of RBMS, valued at $16,000, $0.20, per share.

On June 10, 2011, in connection with the sale of the Series A Preferred stock, the Company issued 20,000 shares of common stock, valued at $4,000, $0.20, per share, to the investment banker.

Share-based compensation

For the year ended June 30, 2011, share-based compensation issued in exchange for consulting and legal services, and compensation consisting entirely of restricted stock awards and warrants was as follows:

	Shares Issued	Fair Value

Legal services	460,224	$153,845
Consulting services	1,149,526	326,275
Compensation	2,000,000	400,000
Board compensation	40,000	9,600
Warrants - services	158,000	22,658

Total	3,807,750	$912,378

These costs are included in stock-based compensation expense on the statement of operations and as an adjustment to reconcile net loss to net cash used in operating activities on the statement of cash flows.

Reserved Shares

As of June 30, 2011, the Company has reserved the following shares of its common stock:

Stock Option Plan	25,000,000
Warrants	258,000
Conversion of Series A	1,900,000
Warrants with sale of Series
A Preferred stock	950,000
Total reserved shares	28,108,000

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As of June 30, 2011, no options were granted under the Plan.

Warrants

On May 28, 2010, the Company granted a warrant to purchase 100,000 shares of the Company's common stock to a consultant for services rendered. The warrant is exercisable at $0.17 and was valued at $11,610 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.19, the risk free interest rate, 2.10% and the expected volatility of 69.81%. 7,900 shares of stock were subsequently issued pursuant to a cashless exercise of the warrant on September 30, 2011.

On June 23, 2011, in connection with the sale of Series A Preferred Stock, the Company granted a five-year warrant to purchase 158,000 shares of the Company’s common stock to the investment banker.  The warrant was exercisable at $0.10, per share and was valued at $22,658 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.19, per share, the risk free interest rate of 1.48% and the expected volatility of 81.13%. 65,058 shares were subsequently issued pursuant to a cashless exercise of the warrant on November 14, 2011.

Class A 12% Preferred Stock

On June 10, 2011, the Board of Directors designated 500 shares of Class A 12% Preferred stock (Series A), stated value of $1,000, per share. Each share is convertible at any time from and after the issue date into shares of common stock determined by dividing the stated value of the shares of Series A by the conversion price of $.10, as defined. Holders of the Series A are entitled to receive cumulative dividends at 12%, per annum, payable quarterly, subject to periodic increases, as defined, and a late fee of 18%, per annum. The Series A have certain anti-dilution rights, as defined. In addition, upon the occurrence of any triggering event, as defined, the holder of the Series A shall have the right to: (A) require the Company to redeem all of the Series A held by the holder for a redemption price, in cash, equal to the an amount as defined, or (B) redeem all of the Series A held by the holder for a redemption price, in shares of common stock of the Company, equal to a number of shares equal to the redemption amount, as defined. Upon liquidation of the Company, the Series A holders are entitled to receive an amount equal to the stated value, plus accrued and unpaid dividends. The Series A have no voting rights.

On June 10, 2011, the Company entered into a Securities Purchase Agreement to sell up to an aggregate of $500,000 shares of Preferred Stock with an aggregate stated value of $1,000. The purchaser of the Preferred shares is entitled to a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the subscription amount divided by $0.20, with an exercise price of $0.40, subject to adjustment as defined, for a term of five years and exercisable immediately.

As of June 30, 2011 the Company sold 190 Series A shares with 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years. As of June 30, 2011, none of the warrants have been exercised.

The fair value of the 950,000 detachable warrants sold with the Series A for an aggregate of $190,000, was valued at $91,500 and recorded as additional paid-in capital using a Black Scholes Option Pricing Model using the stock price on day of grant, $0.19, per share, the risk free interest rate of 1.48% and the expected volatility of 81.13%.

Since the Series A embodies an obligation to repurchase the issuer’s equity shares in response to a triggering event, as defined, the Company has re-classified the Series A Preferred Stock as a liability in accordance with guidance under ASC 480-10-65 and has recorded an expense of $91,500 to adjust the fair value of the Series A Preferred Stock as a liability to $190,000.

As of June 30, 2011, dividends on the Series A Preferred Stock of $5,700 were accrued.

In connection with this transaction, the Company paid fees of $15,200, issued 20,000 shares of common stock, valued at $4,000, $0.20, per share, and granted warrants to purchase 158,000 shares of common stock, valued at $22,658, to the investment banker. (Note 18).

16. INCOME TAXES

The Company and its subsidiary file separate tax returns as they are unable to file consolidated tax returns. The Company and its subsidiary have not filed income tax returns for the years ended June 30, 2011, 2010 and 2009 and anticipate no significant income tax expenses as a result of these filings.

On July 1, 2010, as amended, the Company and RBL entered into an agreement to sell 100% of the common stock of Gaming to Catskills Gaming and Development, LLC (Catskill).  As a result, the Company has recorded the deconsolidation of Gaming and recorded a loss of $6,843,246.

As of June 30, 2011, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

As of June 30, 2011, the Company has net operating loss carry forwards of approximately $9,348,500 to reduce future Federal and state taxable income through 2031.

As of June 30, 2011, realization of the Company’s deferred tax assets of $6,664,825 were not considered more likely than not and, accordingly, a valuation allowance of $6,664,825 has been provided.  There was an increase of $5,175,825 in the valuation allowance as of June 30, 2011.

As of June 30, 2011 and 2010, components of deferred tax assets were as follows:

	2011	2010

Sale and deconsolidation of RBG	$2,669,000	-
Write-off of investment of joint venture, intangible assets and deferred expenses	28,800	$200,000
Other	225	17,000
Net operating loss	2,477,800	585,000
	5,175,825	802,000
Allowance	(5,175,825)	(802,000)
	None	None

For the years ended June 30, 2011 and 2010 deferred income tax expense consisted of the following:

	2011	2010

Sale and deconsolidation of RBG	$2,669,000	-
Write-off of investment of joint venture, intangible assets and deferred expenses	320,600	$292,000
Other	29,300	29,000
Net operating loss	3,645,925	1,168,000
	6,664,825	1,489,000
Valuation allowance	(6,664,825)	(1,489,000)
	None	None

17. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000.

On March 15, 2011, the Company entered into a non-exclusive agreement with an investment banker, financial advisor and consultant.  The agreement becomes exclusive for 14 days following execution and then non-exclusive for a term of six months.  As compensation, the Company shall issue 20,000 shares of common stock and will pay to the investment banker a cash placement fee of 8% of the total purchase price of the Company’s securities sold, adjusted by the exercise of any investor warrants, in connection with a placement resulting from the investment banker’s introduction.  In addition, the banker shall receive warrants to purchase common shares of the Company equal to 8% of the funds raised, as defined.  If the investment banker introduces the Company during the term to a transaction which becomes a merger, acquisition, joint venture or similar transaction, the Company shall pay the banker a fee in combination of stock and cash that reflects the exact percentage of stock and or cash used for the transaction, as defined.

Financing Agreement

On August 31, 2010, the Company entered into an agreement to engage Citadel Securities, LLC (Citadel) as its non-exclusive financial advisor to provide certain financial advisory services in connection with the financing of its Gulfport, Mississippi casino development project.  The Company will pay fees to Citadel, as follows:

●	4.00% of the gross proceeds of any equity financing received by the Company or its affiliates in connection with the development project introduced to the Company by Citadel;

●	3.00% of the gross proceeds of any debt financing received by the Company or its affiliates in connection with the development project introduced to the Company by Citadel;

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

On August 31, 2011, the Company agreed to an assignment of this engagement to Wells Fargo Securities, LLC.

Litigation

On October 25, 2010, a Complaint was filed in the United States District Court for the Western District of Michigan by The Sandesh Limited, a company incorporated in the Republic of India, against the Company, RBL and a former employee. The Plaintiff alleges that as a condition to their purchase of 1,200,000 shares of the common stock of the Company, the Plaintiff had the right to require the Defendants to repurchase all or any portion of the shares. Plaintiffs also allege that a subsequent agreement was entered into with RBL, whereby RBL would purchase the Plaintiff’s 1,200,000 shares of common stock.  Plaintiff further alleges that this repurchase also did not occur and that the Defendants breached other terms of the agreements. Plaintiffs are seeking the return of $1,200,000 and additional unspecified amounts as compensatory, actual and punitive and/or exemplary damages, restitution for unjust enrichment, prejudgment interest, attorney’s fees and costs and other relief as the court deems appropriate.

On November 23, 2011, a settlement agreement was entered into dismissing the litigation and ordering that RBL pay Sandesh $1,500,000 as settlement, in payments of $35,000, per month, as defined, with interest at 8%, per annum. Sandesh is holding 480,000 common shares of the Company’s stock owned by RBL as collateral and is entitled to receive 350 units of RBMS from RBI.

On February 23, 2010, a Complaint was filed in the Third Judicial District Court of the State of Nevada in and For the County of Lyon against the Company, RBL, and others in the amount of $5,000,000 pursuant to the termination of a development agreement for the Dayton Project.  On July 16, 2010, the Company and Defendants filed an answer and counterclaim. A default Judgment was filed in the Third Judicial District Court of the State of Nevada In and For the County of Lyon on August 8, 2011 against the Company, Rotate Black, LLC, two officers of the Company, and others in the amount of $9,674,057 for exemplary and punitive damages.    In connection with this matter, a Request for Enrollment of Foreign Judgment was filed in the Circuit Court of Harrison County, Mississippi, First Judicial District on December 23, 2011.  On June 6, 2012, the Company filed a Motion for Leave to Seek District Court’s Correction of Clerical Error Appearing on the Face of the Judgment, Subject Matter of Current Appeal in the Supreme Court of the State of Nevada.  On June 7, 2012 the company was notified that its appeals to the default judgment will be heard by the Nevada Supreme Court. The Company will vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter.

18. SUBSEQUENT EVENTS

Common stock

In September and December 2011, the Company issued an aggregate of 900,000 shares of common stock for payment of loan payable - stockholder, valued at $180,000, $0.20, per share.

In February and March 2012, the Company issued an aggregate of 5,847,089 shares of common stock as compensation to employees and consultants, valued at $1,169,417, $0.20, per share.

In February and March 2012, the Company issued 300,000 shares of common stock to board members for services rendered, valued at $60,000, $0.20, per share.

In February 2012, the Company issued an aggregate of 5,000,000 shares of common stock for payment of loan payable - stockholder, valued at $1,000,000, $0.20, per share.

In March and April 2012, the Company issued an aggregate of 430,000 shares of common stock as repayment of loans on behalf of RBMS, valued at $90,000, an average of $0.21, per share.

In July 2012, the Company issued an aggregate of 1,200,000 shares of common stock at $0.20, per shares, for legal services.

Oklahoma Native American Tribe Casino Management

On December 12, 2011 the Company through OKL entered into an agreement to provide casino management services to an Oklahoma Native American Tribe Casino for a term of ninety days at $30,000, per month, inclusive of all personnel needed to provide the consulting services.

Convertible Note and Warrant

On May 1, 2012, the Company issued a two-year, 10% convertible promissory note in the amount of $150,000.  121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 150 days from the issue date, the conversion price per share shall be $0.25; from 151 days to 180 days from the issue date, the conversion price shall be $0.20; anytime thereafter the conversion price shall be $0.15, subject to adjustment as defined.  The investor also was issued a five year common stock purchase warrant for the purchase of up to 480,000 shares of the Company’s common stock, at a price per share of $0.40, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.  The Company received net proceeds of $127,000 after payment of expenses incurred in connection with such transaction.

Commitments

On April 16, 2012 the Company entered into a non-exclusive agreement with an investment banker, financial advisor and consultant for a term of six months.  The investment banker is entitled to a cash placement fee of 8% of the total purchase price of the Company’s securities sold, adjusted by the exercise of any investor warrants, in connection with a placement resulting from the investment banker’s introduction.  In addition, the banker shall receive common shares of the Company equal to 8% of the funds raised, as defined. If the investment banker introduces the Company during the term to a transaction which becomes a merger, acquisition, joint venture or similar transaction, the Company shall pay the banker a fee in combination of stock and cash that reflects the exact percentage of stock and or cash used for the transaction, as defined.

On April 25, 2012, the Company engaged a law firm to represent the Company in connection with a financing with an investment banker at a flat rate of $10,000, payable from the proceeds of the closing or within 30 days from the date of closing.  In addition, the firm will represent the Company for a period of three months through the end of July 2012 in connection with legal services in exchange for 300,000 shares of the Company’s common stock, as defined.