Form 10-Q
period 2011-09-30
ROTATE BLACK INC
filed 2012-10-22
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock outstanding as of September 30, 2011 was 22,546,749 and as of October 17, 2012 the number of shares of common stock outstanding was 39,395,751.

ROTATE BLACK, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROTATE BLACK, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$12,578	-
Prepaid expenses	101,559	$23,641

Total current assets	114,137	23,641

Fixed assets - net	6,689	11,104
Land purchase deposit	8,470,674	8,470,674
Investment in RBMS	-	65,519
Deferred development cost	77,278	52,278
Security deposit	3,600	3,600

TOTAL ASSETS	$8,672,378	$8,626,816

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,518,853	$1,301,387
Redeemable Preferred Series A Stock	190,000	190,000
Note payable - insurance	-	2,074
Loan payable - stockholder	688,357	792,455
Dividends payable	14,250	-
Note payable - truck - current portion	5,293	5,712

Total current liabilities	2,416,753	2,291,628

Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	825,298	642,576
Note payable - truck	1,112	2,539

TOTAL LIABILITIES	6,818,163	6,511,743

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized; 22,546,749 and 22,138,849
shares issued and outstanding as of
September 30, 2011 and June 30, 2011,
respectively	22,547	22,139

Additional paid-in-capital	19,156,279	19,076,687

Accumulated deficit	(17,324,611)	(16,983,753)

TOTAL STOCKHOLDERS' EQUITY	1,854,215	2,115,073

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,672,378	$8,626,816

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2011	2010

Revenue	$-	$600,000

Operating expenses
Salary expense	47,494	48,138
Stock based compensation	-	13,000
General and administrative expenses	71,478	353,454
Equity investment loss	19,766	-
Dividends on Redeemable Preferred Series A Stock	8,550	-
Interest expense	193,570	(18,457)

Total expenses	340,858	396,135

Net (Loss) Income	(340,858)	203,865

Less: Income attributable to noncontrolling interest	-	20,068

Net (loss) income attributable to controlling interest	$(340,858)	$223,933

Basic and diluted net (loss) income per common share
attributed to controlling interest	$(0.02)	$0.01

Basic and diluted average
common shares outstanding	22,236,675	16,664,817

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(340,858)	$223,933
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Stock-based compensation	-	13,000
Stock issued for interest	-	6,000
Depreciation and amortization	4,415	58,819
Noncontrolling interest	-	(20,068)
Changes in assets and liabilities:
Prepaid expenses	(77,918)	(117,951)
Other current assets	-	-
Unbilled development advances	-	(21,241)
Accounts payable and accrued expenses	402,589	169,642
Derivative liability	-	(162,047)
Contingent liability	-	80,000
Deposits	-	15,000

Net cash (used in) provided by operating activities	(11,772)	245,087

CASH FLOWS FROM INVESTING ACTIVITIES
Investment In RBMS	65,519	(342,770)
Increase in deferred development costs	(25,000)	(636)

Net cash provided by (used in) investing activities	40,519	(343,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	(13,676)	12,787
Payment of note payable	(2,074)	-
Increase in notes payable	-	86,600
Payments of note payable - truck	(419)	(1,278)

Net cash (used in) provided by financing activities	(16,169)	98,109

Net increase (decrease) in cash	12,578	(210)

Cash, beginning of period	-	1,226

Cash, end of period	$12,578	$1,016

Noncash Transaction

Issuance of common stock in payment of due to stockholder	$80,000	$-

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

On May 28, 2010, the Company, Rotate Black, LLC (RBL), an entity under common control with the Company, and an officer of the Company formed Rotate Black MS, LLC (RBMS), a Mississippi limited liability company, to own, develop and manage the operations of a casino resort to be located in the property adjacent to the Gulfport, MS marina.  RBMS’s initial strategy was to secure an existing gaming vessel, move the vessel to the Gulfport site, and build land assets on that site to support the gaming vessel.  Subsequently, RBMS changed its strategy to an entirely land-based casino. In August 2012, the Company entered into an Indicative Summary of Terms and Conditions with debt and equity investors related to a proposed financing for the Gulfport Casino Hotel Project to be developed by RBMS (Borrower).  The proposed financing is for up to $101,800,000 for the development, design, construction, financing, ownership, operation and maintenance of an approximately 191,000 square foot land based, four star casino, including gaming, restaurant, bar and support space and an adjacent 205-room hotel in Gulfport, Mississippi.

Terms of the proposed financing call for senior secured term loans up to an aggregate of $80,900,000 to be provided in one tranche on the closing date, advanced at the rate of 94% of the principal.  Full repayment is expected to be October 2017.  Interest on the outstanding balance will be equal to the sum of the LIBOR rate applicable to the interest period, subject to a floor of 2%, and the applicable margin of 10.5%.

The equity investors shall fund the equity contribution to RBMS prior to the closing pursuant to the terms of an equity contribution agreement to be entered into by the equity investors, RBMS, and the Collateral Agent in the aggregate amount of $20,900,000.

Rotate Black Gaming

In October 2008, the Company acquired 75% of the outstanding common stock of Rotate Black Gaming, Inc., (Gaming), from RBL. Gaming is under contract to develop and manage a world-class destination casino resort in Sullivan County, New York. Gaming had acquired the property and completed all design layouts (Note 9).

Other Projects

On December 14, 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (OKL) and through the subsidiary,  on December 12, 2011, the Company entered into an agreement to provide casino management services to an Oklahoma Native American Tribe Casino for a term of ninety days at $30,000, per month, inclusive of all personnel needed to provide the consulting services. The Company plans to leverage this agreement to generate additional Native American gaming consulting agreements.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.

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

Also in connection with the acquisition of Gaming, the Company acquired a 50% joint venture interest in Rotate Black India Pvt Ltd. (India), formed to develop a project in India. This project was cancelled as of December 31, 2009, and the Company had written-off the deferred expenses of $139,782

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included.  These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended June 30, 2011.  Interim results are not necessarily indicative of the results for a full year.

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiary. As of July 6, 2010, the Company sold its interest in the subsidiary, Gaming, deconsolidated the entity (Note 9) and the balance sheet as of June 30, 2011 and September 30, 2011 are not consolidated.

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

Reclassifications

Certain amounts for prior periods have been reclassified to conform to 2011 financial statement presentation.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of September 30, 2011 and June 30, 2011, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.  As of September 30, 2011 and June 30, 2011, there were 1,986,182 and 2,021,333, respectively, total common stock equivalents.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between accounting principles generally accepted in the United States (GAAP) and International Financial Reporting Standards (IFRS).  While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  Adoption of ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $17,324,611 and negative working capital of $2,302,616 as of September 30, 2011 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell registered and unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of September 30, 2011 and June 30, 2011, property and equipment consisted of the following:

	2011	2010

Gaming vessel	$-	$4,854,908
Truck	39,761	39,761
Furniture and fixtures	8,490	8,490
Office equipment	23,290	23,290
	71,541	4,926,449
Less accumulated depreciation	(64,852)	(263,708)
Sale of Gaming Vessel	-	(4,651,637)
	$6,689	$11,104

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

For the three ended September 30, 2011 and 2010, depreciation expense was $4,415 and $58,818, respectively.

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

6. GULFPORT CASINO HOTEL PROJECT

In August 2012, the Company entered into an Indicative Summary of Terms and Conditions with an equity investor related to a proposed financing for the Gulfport Casino Hotel Project to be developed by RBMS (Borrower).  The proposed financing is for up to $101,800,000 for the development, design, construction, financing, ownership, operation and maintenance of an approximately 191,000 square foot land based four star casino, including gaming, restaurant, bar and support space and an adjacent 205-room hotel in Gulfport, Mississippi.

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

In connection with the proposed terms of the funding of the Gulfport Casino Hotel Project (Note 6), holders of Class A Units of RBMS have agreed to convert their units into B Units to facilitate the financing of the Gulfport project.  Upon closing, the equity investor will own 60,000 B Units out of 100,000 authorized and 70,588 outstanding, or 85% of RBMS. In addition, upon closing, RBMS will issue 29,412 warrants at an exercise price of $0.01, to all other investors based on pre-negotiated percentages. Assuming all warrants are exercised, the equity investor will be diluted to a 60% ownership. The Company will own at closing, B units and warrants that represent approximately 10% of the fully diluted RBMS shares. Closing is anticipated to be on or before November 15, 2012.

As of September 30, 2011 and June 30, 2011, the condensed balance sheet of RBMS was as follows:

	9/30/11	6/30/11
	(Unaudited)	(Unaudited)
Prepaid expenses	$7,500	$7,500
Development costs	2,016,762	1,912,125

Total Assets	$2,024,262	$1,919,625

Current liabilities	$612,560	$405,583
Due to RBI
Members’ equity	1,411,702	1,514,042

Total Liabilities and
Members’ Equity	$2,024,262	$1,919,625

As of September 30, 2011 and June 30, 2011, the condensed income statement of RBMS was as follows:

	Three Months Ended 9/30/11	Twelve Months Ended 6/30/11
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Management fees	-	970,000
General & Administrative
expenses	380,086	179,994
Lease fees	51,500	70,000

Total Expenses		1,219,994

Net Loss	$(431,586)	$(1,219,994)

For the year ended June 30, 2011, intra-entity management expense of $452,020 is included in the condensed income statement of RBMS and is eliminated in the financial statement presentation against the management income recorded by the Company.

As of June 30, 2011, the Company paid expenses of $435,036 in cash and $189,000 in stock on behalf of RBMS as a capital contribution and recorded an equity investment of $624,036.  The Company reduced its investment in RBMS by $568,517, 46.6% of the loss of the entity.

As of September 30, 2011, the Company sold $375,000 in additional equity in RBMS and used $142,047 to pay expenses of RBMS and paid $187,200 in expenses on behalf of RBMS.. The Company reduced its investment in RBMS to zero by recording $201,119, 46.6% of the loss of the equity entity.

Ground Lease

Effective October 20, 2010, RBMS entered into a ground lease for the nine and a half acre site for the Gulfport Project.  The Preliminary Term, as defined, remains in effect until the earliest of the ninth month following the effective date or the date gaming operations begin on the leased property.  During the Preliminary Term, rent shall be equal to $20,000, per month with no payment required until the earlier of the date the Lessee commences construction on the premises or February 1, 2011. If RBMS does not receive approval to proceed with the development of the casino from the Mississippi Gaming Commission on or prior to March 1, 2011, then the lease terminates with no obligations due.

Due to delays, the lease was amended on October 21, 2011 for a term through October 31, 2069, with a fee payable of $25,000 to enter into the amended and restated lease and $50,000 as the initial base rent payment.  After the commencement of gaming operations, RBMS will pay an annual minimum base rent of $600,000, as defined. On March 13, 2012 this ground lease was amended and extends the date for RBMS to obtain approval to proceed to April 30, 2012.  In consideration of this extension, RBMS agreed to pay a fee of $50,000. An additional extension was entered into May 1, 2012 extending the approval date to August 31, 2012 and RBMS agreed to pay a fee for the extension of $20,000 for two thirty-day periods and $35,000 for each month thereafter.

On April 9, 2012, the Mississippi Gaming Commission granted to RBMS approval as a legal gaming site for a 9.5 acre site located in Gulfport Mississippi, however, on May 17, 2012 the Commission denied the application to proceed with construction of the casino resort.

On August 16, 2012, the Commission voted to grant RBMS approval to proceed with the Gulfport Project.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable has consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.

In May 2011, the equity investor informed RBMS it would not move forward with the financing of the Gulfport Project unless the casino was land based.  As a result, it was decided the vessel be sold at a public auction, however, the public sale did not yield sufficient funds to eliminate the fees and mortgage debt.  The Company received $459,746 in the reduction of accounts payable from the public sale which was paid directly to vendors of the Company. As of June 30, 2011, the Company has recorded a loss of $4,191,891 on the sale of the gaming vessel.  The Company is currently in discussions with the mortgage holder and the trustee to reach an agreement to extinguish the mortgage of $2,975,000 and note payable of $600,000 through the issuance of equity.

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

The Company has evaluated the fair value of the land deposit and has determined that the fair value is in excess of its book value as of September 30, 2011.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of September 30, 2011, the project is awaiting direction from Alberta Liquor and Gaming.

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

An agreed Judgment was filed against the Company in the 57th Circuit Court, Judicial District, State of Michigan, in the amount of $38,668 on February 25, 2011 by the landlord of the real estate lease dated August 8, 2008.  Subsequently, a Real Estate Lease Addendum and Affirmation of Debt was agreed to and effective as of May 2, 2011 providing for a week-to-week lease commencing May 2, 2011, at $5,000, per week and to repay the debt owed of $40,373.11 by May 31, 2011.

As of June 30, 2011, the Company has commenced payment of the week-to-week lease and as of September 30, 2011, has a liability to the landlord of $31,076.

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

On December 1, 2011, the title of the truck was transferred to an officer of the Company without consideration as the asset was fully depreciated.

As of September 30, 2011, minimum annual payments under the loan are:

2012	$5,293
2013	1,112
$6,405

15. COMMON STOCK

Reverse Stock-Split

On July 19, 2010, effective August 2, 2010, the Board of Directors authorized a one-for-five reverse stock-split by combining every five outstanding shares of common stock into one share of common stock, without a change to authorized shares or par value. All share and per share amounts have been retroactively restated.

Common and Preferred Shares

In September 2011, the Company issued an aggregate of 400,000 shares of common stock for payment of loan payable - stockholder, valued at $80,000, $0.20, per share.

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

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As of September 30, 2011, no options were granted under the Plan.

Warrants

On May 28, 2010, the Company granted a warrant to purchase 100,000 shares of the Company's common stock to a consultant for services rendered. The warrant is exercisable at $0.17 and was valued at $11,610 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.19, the risk free interest rate, 2.10% and the expected volatility of 69.81%. 7,900 shares of stock were issued pursuant to a cashless exercise of the warrant on September 30, 2011.

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

On June 10, 2011, the Company entered into a Securities Purchase Agreement to sell up to an aggregate of 500 shares of Preferred Stock with an aggregate value of $500,000.

As of June 30, 2011 the Company sold 190 Series A shares with 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years. As of September 30, 2011, none of the warrants have been exercised.

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

As of September 30, 2011, dividends on the Series A Preferred Stock of $14,250 were accrued.

In connection with the sale of the Series A Preferred Stock, the Company paid fees of $15,200, issued 20,000 shares of common stock, valued at $4,000, $0.20, per share, and granted warrants to purchase 158,000 shares of common stock, valued at $22,658, to the investment banker. (Note 18).

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

17. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000. (Note 8)

On March 15, 2011, the Company entered into a non-exclusive agreement with an investment banker, financial advisor and consultant.  The agreement becomes exclusive for 14 days following execution and then non-exclusive for a term of six months.  As compensation, the Company issued  20,000 shares of common stock and agreed to pay to the investment banker a cash placement fee of 8% of the total purchase price of the Company’s securities sold, adjusted by the exercise of any investor warrants, in connection with a placement resulting from the investment banker’s introduction.  In addition, the banker shall receive warrants to purchase common shares of the Company equal to 8% of the funds raised, as defined.  If the investment banker introduces the Company during the term to a transaction which becomes a merger, acquisition, joint venture or similar transaction, the Company shall pay the banker a fee in combination of stock and cash that reflects the exact percentage of stock and or cash used for the transaction, as defined.

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

18. SUBSEQUENT EVENTS

Common stock

In December 2011, the Company issued an aggregate of 500,000 shares of common stock for payment of loan payable - stockholder, valued at $100,000, $0.20, per share.

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

In July 2012, the Company issued an aggregate of 1,200,000 shares of common stock at $0.20, per share, for legal services.

In July and August 2012, the Company converted an aggregate of 40 shares of Series A Preferred stock to 526,253 shares of common stock.

In October 2012, the Company converted 100 preferred shares of stock to 2,780,602 shares of common stock.

Convertible Note and Warrant

On May 1, 2012, the Company issued a two-year, 10% convertible promissory note in the amount of $150,000.  121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 150 days from the issue date, the conversion price per share shall be $0.25; from 151 days to 180 days from the issue date, the conversion price shall be $0.20; anytime thereafter the conversion price shall be $0.15, subject to adjustment as defined. . The investor also was issued a five year common stock purchase warrant for the purchase of up to 480,000 shares of the Company’s common stock, at a price per share of $0.40, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.  The Company received net proceeds of $127,000 after payment of expenses incurred in connection with such transaction.

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

Series A Preferred Stock

On July 26, 2012 and August 8, 2012, two holders of the Company’s Series A Preferred Stock converted 20 shares each, plus accrued dividends and penalties, to 262,730 and 263,523 shares, respectively, of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters.  We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements.  When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimates,” “projects” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made and these words or phrases or similar expressions should be interpreted as intended to identify these forward-looking statements.

In addition to the risks discussed in Item 1A “Risk Factors”, of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 14, 2012, various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

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

Gulfport, the second largest city in Mississippi, is approximately 12 miles west of Biloxi. The Gulfport Project is expected to open January, 2014 following the completion of a fourteen-month development period. Upon completion, the casino will feature 1,188 slot machines and 26 table games. The Gulfport Project’s non-gaming amenities will include a four-star 205 room hotel, pool, spa, cabanas, steakhouse, buffet, snack bar and two feature bars.

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

On July 7, 2010, the company received $15,000 upon closing and, given the long-term nature and political processes involved with obtaining a gaming eligible site in New York State, the Company cannot predict the timing of and the potential for the balance of the income from this transaction.

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

On June 10, 2010, the Company entered into an Offer to Purchase and Sales Agreement (the “Purchase Agreement”) with the seller of The Big Easy, Cruise Holdings II, LLC (“Seller”). Pursuant to the Purchase Agreement, the Company purchased The Big Easy, a gaming vessel for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of 414,500 and cash of $275,000. The gaming vessel collateralizes the Secured Note and both notes are guaranteed by an officer of the Company. The Secured Note is payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. As of September 17, 2010, both notes are in deferment and the default interest rate of 20% per annum is maintained. (See Note 8).

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

Based upon feedback from the Commission, RBMS modified its plans for the first phase construction of its gaming project proposed for the site.  Modifications included the increase of the hotel size to 205 rooms, addition of pool, spa and cabanas and increased the gaming floor to offer 1,188 slots and 26 table games.  On August 16, 2012 the Commission voted unanimously to grant RBMS Approval to Proceed with its Gulfport Project.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of September 30, 2011, the project is awaiting direction from Alberta Liquor and Gaming.

Oklahoma Native American Tribe Casino Management

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

Gaming and Other Developments Terminated or On Hold

Dayton. On July 9, 2009, the Company entered into a cancelable development agreement with RBL associated with Schaller Development’s “Traditions Casino Resort” to be developed and located in Dayton, Nevada. Pursuant to Rotate Black’s current negotiations with Schaller Development (“Schaller”) Rotate Black would contribute $5.0 million of working capital into a newly formed subsidiary, Rotate Black Dayton, Inc., upon Schaller’s contribution of $6.5 million of land and carrying all approvals and entitlements for gaming. The purchase price of Dayton of $219,154 was allocated to deferred expenses and included the predevelopment expenses as of the date acquired. As of June 30, 2009, the Dayton casino development project was terminated and the Company has written-off deferred expenses of $233,960. The Company has pending litigation with regard to this project and seeking to recover damages. (See Note 17))

Panama. On March 17, 2011, the Company entered into an agreement for a proposed joint venture (Blue Water Gaming and Entertainment S.A.), with Ocean Point Development Corp. to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama.  As of June 30, 2011, due to the market conditions in Panama, the Company has put this project on hold and has written off deferred costs of $73,938.

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

Due to the development nature of its business, the Company has incurred losses since inception. For the years ended June 30, 2011 and 2010 we had revenues of $517,980 and $600,000, respectively.  There were no revenues for the three months ended September 30, 2011.  All revenues were related to the Gulfport Project management agreement as discussed previously.  Future management fees will commence on opening of the casino and are capped at $300,000 per month.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2011, we had an accumulated deficit of $17,324,611, negative working capital of  $2,302,616, and had a net loss of $340,858 for the three months ended September 30, 2011.

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

Results of Operations

Three months ended September 30, 2011 compared to three months ended September 30, 2010:

Revenue

For the three month periods ended September 30, 2011 and 2010, we had revenues of -0- and $600,000, respectively. Revenues consist of management fees and, will commence again upon the closing of the financing related to the Catskills casino hotel project.

Expenses

Our total operating expenses for the three months ended September 30, 2011, were $340,858 as compared to $396,135 for the comparable prior year period. The decrease of $55,277, approximately 14%, can be attributed primarily to increases in interest expense, offset by a decrease in general and administrative expenses.

General and administrative expenses for the three months ended September 30, 2011, were $71,478 as compared to $353,454 for the prior year period. The decrease of $281,976, approximately 80% is mainly attributable to decreases in outside services, and travel and entertainment, in addition to a decrease in the expenses related to the Big Easy Vessel, which was sold as of June 30, 2011, of insurance and depreciation expense.

Our net loss from operations for the three months ended September 30, 2011, was $340,858 as compared to income of $223,933 for the prior year period. The increase in loss of $564,791, approximately 252%, is primarily attributable to the $600,000 in management fees earned in the 2010 period as compared to no revenue in the 2011 period, offset in part by decreases in general and administrative expenses in three months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, we had negative working capital of $2,302,616 compared to negative working capital of $2,267,987 as of June 30, 2011, an accumulated deficit of $17,324,611 as of September 30, 2011, and further losses are anticipated.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by sales of common stock and to a limited extent, debt financing until such time that operations will generate sufficient funds.

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

Cash (Used in) Provided by Financing Activities

Net cash flows from financing activities for the three months ended September 30, 2010 were $98,109, and consisted primarily of increases in note payable – stockholder and increases in notes payable.

Net cash flows used in financing activities for the three months ended September 30, 2011 was $16,169, resulting primarily from payments of  loan payable – stockholder notes payable.

Contractual Obligations

Not applicable as we are a smaller reporting company.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2011. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material adverse effect on our operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as we are a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2011, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have identified certain matters that constitute deficiencies (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The deficiencies that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. We are working to remedy our deficiencies.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 25, 2010, an action was filed in the United States District Court, Western District of  New York by The Sandesh Limited, the Plaintiff, against Rotate Black, Inc., Rotate Black LLC and a former employee, collectively, the Defendants. The Plaintiff alleges that as a condition to their purchase of 1,200,000 shares of our common stock, the Plaintiff had the right to require the Defendants to repurchase all or any portion of the shares. Plaintiffs also allege that a subsequent agreement was entered into with Rotate Black, LLC, whereby Rotate Black, LLC would purchase the Plaintiff’s 1,200,000 shares of common stock.  Plaintiff further alleges that this repurchase also did not occur and that the Defendants breached other terms of the agreements. Plaintiffs are seeking the return of $1,200,000 and additional unspecified amounts as compensatory, actual and punitive and/or exemplary damages, restitution for unjust enrichment, prejudgment interest, attorney’s fees and costs and other relief as the court deems appropriate. The Company has filed an answer and a counterclaim. On November 23, 2011, a settlement agreement was entered into dismissing the litigation and ordering that RBL pay Sandesh $1,500,000 as settlement, in payments of $35,000, per month, as defined, with interest at 8%, per annum. Sandesh is holding 480,000 common shares of the Company’s common stock and 350 units of RBMS held by RBL as collateral.

ITEM 1A. RISK FACTORS

N/A.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.:	Exhibit

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

10.5	Promissory Note from Rotate Black, Inc. to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.2 of Form 10-K filed on February 8, 2010.

10.6	Unconditional Guarantee from John Paulsen to the Trustee, dated January 28, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on February 8, 2010.

10.7	Letter Agreement between Rotate Black, Inc. and the Trustee, dated April 16, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on April 27, 2010.

10.8	Offer to Purchase and Sale Agreement between Rotate Black, Inc. and Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.1 of Form 8-K filed on June 16, 2010.

10.9	Secured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.2 of Form 8-K filed on June 16, 2010.

10.10	Preferred Mortgage issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.3 of Form 8-K filed on June 16, 2010.

10.11	Unsecured Promissory Note issued by Rotate Black, Inc. in favor of Cruise Holdings II, LLC, dated June 10, 2010, incorporated by reference from Exhibit 10.4 of Form 8-K filed on June 16, 2010.

10.12	Unconditional Guaranty from John Paulsen in favor of Cruise Holdings II, LLC, dated June 11, 2010, incorporated by reference from Exhibit 10.5 of Form 8-K filed on June 16, 2010.

10.13	Agreement with Catskills Gaming and Development, LLC, dated July 1, 2010, incorporated by reference from Form 8-K filed on July 9, 2009.

10.14	Placement Agreement between Capstone Investments and Rotate Black, Inc., dated October 26, 2009, dated July 1, 2010, incorporated by reference to Exhibit 10.14 to Form 10-K filed on August 14, 2012.

10.15	Placement Agreement between CRT Capital Corp, LLC and Solstice International, Inc., dated February 12, 200,8 incorporated by reference to Exhibit 10.15 to Form 10-K filed on August 14, 2012.

10.16	Consulting Agreement with Mark J. Ross, dated April 23, 2010, incorporated by reference to Exhibit 10.1 to registration statement on Form S-8, filed with the SEC on June 23, 2010.

10.17	Consulting Agreement with Rajat Shah, dated June 1, 2010, incorporated by reference to Exhibit 10.2 to registration statement on Form S-8, filed with the SEC on June 23, 2010.

10.18	Agreement with Catskills Gaming and Development, dated July 1, 2010, incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K, filed with the SEC on July 9, 2010.

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

10.22	Securities Purchase Agreement, dated May 1, 2012, between Rotate Black, Inc. and purchasers signatory thereto, incorporated by reference to Exhibit 10.22 to Form 10-K filed on August 14, 2012.

10.23
Form of 10% Convertible Promissory Note, dated May 1, 2012, issued by Rotate Black, Inc. to the purchasers signatory to the Securities Purchase Agreement referred to in Ex. 10.22, incorporated by reference to Exhibit 10.23 to Form 10-K filed on August 14, 2012.

10.24
Form of Common Stock Purchase Warrant, dated May 1, 2012, issued by Rotate Black, Inc. to the purchasers signatory to the Securities Purchase Agreement referred to in Ex. 10.22, incorporated by reference to Exhibit 10.24 to Form 10-K filed on August 14, 2012.

21.1	Principal Subsidiaries, incorporated by reference to Exhibit 21.1 to Form 10-K filed on August 14, 2012.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

32.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

EX-101.INS	XBRL INSTANCE DOCUMENT+

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE+

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+

*filed herewith
 +submitted herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTATE BLACK, INC. (Registrant)

Date: September __, 2012	By:	/s/ John Paulsen
John Paulsen
Chief Executive Officer (Authorized Officer, Principal Executive Officer

Date: September __, 2012	By:	/s/ Jeff Bacigalupi
Jeff Bacigalupi,
Chief Financial Officer Principal Financial and Accounting Officer