Form 10-Q
period 2011-12-31
ROTATE BLACK INC
filed 2012-11-09
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares of common stock outstanding as of December 31, 2011 was 29,258,896 and as of October 29, 2012 the number of shares of common stock outstanding was 37,115,149.

ROTATE BLACK, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$2,802	$-
Prepaid expenses	2,316	23,641

Total current assets	5,118	23,641

Fixed assets - net	5,208	11,104
Land purchase deposit	8,470,674	8,470,674
Investment in RBMS	-	65,519
Deferred development cost	102,278	52,278
Security deposit	3,600	3,600

TOTAL ASSETS	$8,586,878	$8,626,816

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,694,558	$1,301,387
Redeemable Preferred Series A Stock	190,000	190,000
Note payable - insurance	-	2,074
Loan payable - stockholder	677,858	792,455
Dividends payable	19,833	-
Note payable - truck - current portion	4,141	5,712

Total current liabilities	2,586,390	2,291,628

Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	1,008,020	642,576
Note payable - truck	-	2,539

TOTAL LIABILITIES	7,169,410	6,511,743

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized; 29,258,896 and 22,138,849
shares issued and outstanding as of
December 31, 2011 and June 30, 2011,
respectively	29,259	22,139

Additional paid-in-capital	20,478,984	19,076,687

Accumulated deficit	(19,090,775)	(16,983,753)

TOTAL STOCKHOLDERS' EQUITY	1,417,468	2,115,073

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,586,878	$8,626,816

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Revenue	$30,000	$370,000	$30,000	$970,000

Operating expenses
Salary expense	53,180	26,471	100,674	74,609
Stock based compensation	1,229,417	118,600	1,229,417	124,600
Stock issued for interest	-	13,000	-	26,000
General and administrative expenses	111,196	412,586	182,674	766,040
Equity investment loss	213,865	-	233,631	-
Dividends on Redeemable Preferred Series A Stock	5,583	-	14,133	-
Interest expense	182,923	187,918	376,493	163,461

Total expenses	1,796,164	758,575	2,137,022	1,154,710

Net (Loss) Income	(1,766,164)	(388,575)	(2,107,022)	(184,710)

Less: Income attributable to noncontrolling interest	-	3,200	-	23,268

Net (loss) income attributable to controlling interest	$(1,766,164)	$(385,375)	$(2,107,022)	$(161,442)

Basic and diluted net (loss) income per common share
attributed to controlling interest	$(0.07)	$(0.02)	$(0.09)	*

Basic and diluted average
common shares outstanding	23,933,896	17,613,003	23,085,331	17,677,991

* Less than $0.01
See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,107,022)	$(161,442)
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Stock-based compensation	1,229,417	124,600
Stock issued for interest	-	26,000
Depreciation and amortization	5,896	117,637
Noncontrolling interest	-	(23,268)
Changes in assets and liabilities:
Prepaid expenses	21,325	(107,736)
Other current assets	-	-
Unbilled development advances	-	(41,907)
Accounts payable and accrued expenses	777,021	546,393
Due to affiliate	-	(138,993)
Derivative liability	-	(167,127)
Contingent liability	-	92,000
Deposits	-	15,000

Net cash (used in) provided by operating activities	(73,363)	281,157

CASH FLOWS FROM INVESTING ACTIVITIES
Investment In RBMS	65,519	(397,749)
Increase in deferred development costs	(50,000)	(3,237)

Net cash provided by (used in) investing activities	15,519	(400,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	65,403	30,891
Proceeds from sales of common stock	-	5,000
Payment of note payable	(2,074)	(24,478)
Increase in notes payable	-	109,350
Payments of note payable - truck	(2,683)	(2,147)

Net cash (used in) provided by financing activities	60,646	118,616

Net increase (decrease) in cash	2,802	(1,213)

Cash, beginning of period	-	1,226

Cash, end of period	$2,802	$13

Noncash Transaction

Issuance of common stock for services billed to customer	$-	$125,000

Issuance of common stock in payment of due to stockholder	$180,000	$120,000

Issuance of common stock in payment of accounts payable	$-	$179,863

Issuance of common stock in settlement of derivative liability	$-	$52,923

See notes to financial statements

Rotate Black, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Rotate Black, Inc. (Company) was incorporated in Nevada on August 2, 2006 to be the successor by merger of BevSystems International, Inc. and BevSystems International Ltd. (BevSystems).

The Company develops, operates and manages gaming and related properties. On April 1, 2010, the Company commenced operations under the Gulfport Project management agreement and was no longer a development stage company. (Note 6)

Gulfport Project

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

Rotate Black Gaming

In October 2008, the Company acquired 75% of the outstanding common stock of Rotate Black Gaming, Inc., (Gaming), from RBL. Gaming is under contract to develop and manage a world-class destination casino resort in Sullivan County, New York. Gaming had acquired the property and completed all design layouts (Note 10).

Other Projects

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.

On January 11, 2011, the Company entered into a management agreement whereby a new to-be-formed wholly-owned subsidiary of the Company would act as manager for a proposed casino and entertainment destination on the Louis Bull Indian Reserve near Edmonton, Canada (Note 11).

In connection with the acquisition of Gaming, the Company also acquired the Dayton Project, a casino development project in Dayton, Nevada. The Dayton Project was cancelled as of June 30, 2009, and the Company had written-off the deferred expenses of $233,960 (Note 18).

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

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiary. As of July 6, 2010, the Company sold its interest in the subsidiary, Gaming, deconsolidated the entity (Note 10) and the balance sheet as of June 30, 2011 is not consolidated.  On December 14, 2011, the Company formed a wholly owned subsidiary, Rotate Black, OK, LLC. (OKL), and the balance sheet as of December 31, 2011 is consolidated.

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

Contract Rights and Intangible Assets

Contract rights and intangible assets are valued at cost and, if there is a finite life, will be amortized over their estimated useful lives of each asset as determined by management. Amortization will commence upon the placement of individual assets into service and the initial determination of the lives assigned to each. The Company expects this to occur for the Contract Rights upon the effective date of the Development Agreement. Contract Rights were valued based upon management’s forecast of expected future net cash flows, with revenues based on projected revenues under the Development and Management Agreements.  As of June 30, 2010, the Contract Rights had not commenced amortization and were sold as part of Gaming on July 6, 2010 (Note 10).

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

The development advances and the development fee had been deferred and were sold as part of Gaming (Note 10).

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of December 31, 2011 and June 30, 2011, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.  As of December 31, 2011 and June 30, 2011, there were 1,900,000 and 2,021,333, respectively, total common stock equivalents.

Basic loss per share has been retroactively restated to reflect the reverse stock split (Note 16).

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

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $19,090,775 and negative working capital of $2,581,272 as of December 31, 2011 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell registered and unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of December 31, 2011 and June 30, 2011, property and equipment consisted of the following:

	12/31/2011	06/30/2011

Gaming vessel	$-	$4,854,908
Truck	-	39,761
Furniture and fixtures	8,490	8,490
Office equipment	23,289	23,290
	31,779	4,926,449
Less accumulated depreciation	(26,571)	(263,708)
Sale of Gaming Vessel	-	(4,651,637)
	$5,208	$11,104

On June 10, 2010, the Company purchased The Big Easy, a gaming vessel for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of $414,500 and cash of $275,000. As of September 17, 2010, both notes were in default and the interest rate was increased to 20%, per annum. As of June 30, 2011, the Big Easy was sold at public auction at a loss of $4,191,891 (Note 9).

On December 1, 2011, the Company transferred ownership of the Company truck to an officer without consideration.  The vehicle had a net book value of $0 at the date of transfer.

For the six months ended December 31, 2011 and 2010, depreciation expense was $5,896 and $117,637, respectively.

5.  ROTATE BLACK OK, LLC

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

6. RBMS MANAGEMENT AGREEMENT

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

As of June 30, 2011, the Company, in conjunction with the sale of the Big Easy Gaming Vessel (Note 9) and commencement of the Gulfport Project, made an adjustment related to its investment in RBMS. The Company recognized 46.6% of the loss of RBMS as of June 30, 2011, reclassified the accrual of approximately seven months of management fees due from RBMS, and eliminated intra-entity revenues and expenses totaling $452,020.  As a result, the Company reported $517,980 in management revenue for the year ended June 30, 2011 and has restated revenue and net loss for the three and six months ended December 31, 2010.

 For the three and six months ended December 30, 2010, the effect on revenue was as follows:

	Three Months	Six Months
As originally reported	$600,000	$1,200,000
Adjustment	(230,000)	(230,000)

As restated, December 31, 2010	$370,000	$970,000

For the three and six months ended December 30, 2010, the effect on net loss was as follows:

	Three Months	Six Months
As originally reported	$(155,375)	$68,558
Adjustment	(230,000)	(230,000)

As restated, December 31, 2010	$(385,375)	$(161,642)

7. GULFPORT CASINO HOTEL PROJECT

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

8. INVESTMENT IN RBMS

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

In connection with the proposed terms of the funding of the Gulfport Casino Hotel Project (Note 7), holders of Class A Units of RBMS have agreed to convert their units into B Units to facilitate the financing of the Gulfport project.  Upon closing, the equity investor will own 60,000 B Units out of 100,000 authorized and 70,588 outstanding, or 85% of RBMS. In addition, upon closing, RBMS will issue 29,412 warrants at an exercise price of $0.01, to all other investors based on pre-negotiated percentages. Assuming all warrants are exercised, the equity investor will be diluted to a 60% ownership. The Company will own at closing, B units and warrants that represent approximately 10% of the fully diluted RBMS shares. Closing is anticipated to be on or before November 15, 2012.

As of December 31, 2011 and June 30, 2011, the condensed balance sheet of RBMS was as follows:

	12/31/11	6/30/11
	(Unaudited)	(Unaudited)
Prepaid expenses	$6,720	$7,500
Development costs	2,137,266	1,912,125

Total Assets	$2,143,986	$1,919,625

Current liabilities	$697,819	$405,583
Due to RBI
Members’ equity	1,446,167	1,514,042

Total Liabilities and
Members’ Equity	$2,143,986	$1,919,625

As of December 31, 2011 and June 30, 2011, the condensed income statement of RBMS was as follows:

	Six Months Ended 12/31/11	Twelve Months Ended 6/30/11
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Management fees	-	970,000
General & Administrative
expenses	559,486	179,994
Lease fees	51,500	70,000

Total Expenses		1,219,994

Net Loss	$(610,986)	$(1,219,994)

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

As of December 31, 2011, the Company sold $375,000 in additional equity in RBMS and used $176,512 to pay expenses of RBMS and paid $366,600 in expenses on behalf of RBMS. The Company reduced its investment in RBMS to zero by recording expense of $83, 600, 46.6% of the loss of the equity entity and an additional expense of $103,366, a portion of the equity investment loss not previously recorded since it would have reduced the investment below zero.

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

9. THE BIG EASY GAMING VESSEL

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

10. ROTATE BLACK, GAMING, INC.

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

The Company has evaluated the fair value of the land deposit and has determined that the fair value is in excess of its book value as of December 31, 2011.

This land purchase deposit was made by the Company and not part of Gaming and, therefore, was not included in the sale to Catskill.

11. EDMONTON PROJECT MANAGEMENT AGREEMENT

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of December 31, 2011, the project is awaiting direction from Alberta Liquor and Gaming.

12. PANAMA PROJECT

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

13.  LEASE

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

As of June 30, 2011, the Company has commenced payment of the week-to-week lease and as of December 31, 2011, has a liability to the landlord of $41,625.

14.  LOAN PAYABLE – STOCKHOLDER

Loan payable –stockholder primarily consists of advances by RBL, the majority stockholder of the Company and is payable on demand, with interest at 12%.

15.  NOTE PAYABLE – TRUCK

On September 10, 2008, the Company borrowed $20,800 to purchase a truck. The note is payable in 48 equal installments of $520, including interest at 9.19%, per annum, through September 10, 2012.

On December 1, 2011, the title of the truck was transferred to an officer of the Company without consideration as the asset was fully depreciated.

16. COMMON STOCK

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

In September 2011, the Company issued 7,900 shares f common stock for the cashless exercise of  warrants.

In September 2011, the Company issued an aggregate of 400,000 shares of common stock for payment of loan payable – stockholder, valued at $80,000, $0.20, per share.

In November 2011, the Company issued 65,058 shares f common stock for the cashless exercise of warrants.

In December 2011, the Company issued an aggregate of 500,000 shares of common stock for payment of loan payable - stockholder, valued at $100,000, $0.20, per share.

In December 2011, the Company issued an aggregate of 5,847,089 shares of common stock as compensation to employees and consultants, valued at $1,169,417, $0.20, per share.

In December 2011, the Company issued 300,000 shares of common stock to board members for services rendered, valued at $60,000, $0.20, per share.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As of December 31, 2011, no options were granted under the Plan.

Warrants

On May 28, 2010, the Company granted a warrant to purchase 100,000 shares of the Company's common stock to a consultant for services rendered. The warrant is exercisable at $0.17 and was valued at $11,610 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.19, the risk free interest rate, 2.10% and the expected volatility of 69.81%. 7,900 shares of stock were issued pursuant to a cashless exercise of the warrant on December 31, 2011.

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

As of June 30, 2011 the Company sold 190 Series A shares with 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years. As of December 31, 2011, none of the warrants have been exercised.

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

As of December 31, 2011, dividends on the Series A Preferred Stock of $19,833 were accrued.

In connection with the sale of the Series A Preferred Stock, the Company paid fees of $15,200, issued 20,000 shares of common stock, valued at $4,000, $0.20, per share, and granted warrants to purchase 158,000 shares of common stock, valued at $22,658, to the investment banker.

17. INCOME TAXES

The Company and its subsidiary file separate tax returns as they are unable to file consolidated tax returns. The Company and its subsidiary have not filed income tax returns for the years ended June 30, 2012, 2011, 2010 and 2009 and anticipate no significant income tax expenses as a result of these filings.

On July 1, 2010, as amended, the Company and RBL entered into an agreement to sell 100% of the common stock of Gaming to Catskills Gaming and Development, LLC (Catskill).  As a result, the Company has recorded the deconsolidation of Gaming and recorded a loss of $6,843,246.

As of December 31, 2011, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

18. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000. (Note 9)

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

19. SUBSEQUENT EVENTS

Common stock

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

In July and August 2012, the Company converted an aggregate of 40 shares of Series A Preferred stock to 526,253 shares of common stock at a conversion rate of $.10, per share, including accrued dividends, penalty and interest.

In October 2012, the Company converted 100 preferred shares of stock to 2,780,602 shares of common stock at a conversion rate of $0.05, per share, including accrued dividends, penalty and interest, pursuant to an agreement with the investor.

On October 15, 2012, the Company issued 500,000 shares of common stock at $.20, per share, for legal services pursuant to an agreement dated April 23, 2012.

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

On May 28, 2010, the Company, Rotate Black, LLC (“RBL”), an entity under common control with the Company, and an officer of the Company formed RBMS (Note 6) to own, develop and manage the operations of a dockside vessel-based casino in Gulfport, Mississippi. The initial strategy was to secure an existing gaming vessel, move the vessel to the Company’s Gulfport site, and build land assets on that site to support the gaming vessel. Subsequently, the strategy was changed to developing an entirely land-based casino.

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

Catskills Gaming Project

In October 2008, the Company acquired 75% of the outstanding common stock of Rotate Black Gaming, Inc., (“Gaming”), from RBL.  Gaming was under contract to develop and manage a world-class destination casino resort in Sullivan County, New York.  Gaming acquired the property and completed all design layouts (Note 10).

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

On June 10, 2010, the Company entered into an Offer to Purchase and Sales Agreement (the “Purchase Agreement”) with the seller of The Big Easy, Cruise Holdings II, LLC (“Seller”). Pursuant to the Purchase Agreement, the Company purchased The Big Easy, a gaming vessel for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of 414,500 and cash of $275,000. The gaming vessel collateralizes the Secured Note and both notes are guaranteed by an officer of the Company. The Secured Note is payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. As of September 17, 2010, both notes are in deferment and the default interest rate of 20% per annum is maintained. (See Note 9).

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of December 31, 2011, the project is awaiting direction from Alberta Liquor and Gaming.

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

Gaming and Other Developments Terminated or On Hold

Dayton. On July 9, 2009, the Company entered into a cancelable development agreement with RBL associated with Schaller Development’s “Traditions Casino Resort” to be developed and located in Dayton, Nevada. Pursuant to Rotate Black’s current negotiations with Schaller Development (“Schaller”) Rotate Black would contribute $5.0 million of working capital into a newly formed subsidiary, Rotate Black Dayton, Inc., upon Schaller’s contribution of $6.5 million of land and carrying all approvals and entitlements for gaming. The purchase price of Dayton of $219,154 was allocated to deferred expenses and included the predevelopment expenses as of the date acquired. As of June 30, 2009, the Dayton casino development project was terminated and the Company has written-off deferred expenses of $233,960. The Company has pending litigation with regard to this project and seeking to recover damages. (See Note 18)

Panama. On March 17, 2011, the Company entered into an agreement for a proposed joint venture (Blue Water Gaming and Entertainment S.A.), with Ocean Point Development Corp. to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama.  As of June 30, 2011, due to the market conditions in Panama, the Company has put this project on hold and has written off deferred costs of $73,938.

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

Due to the development nature of its business, the Company has incurred losses since inception. For the years ended June 30, 2011 and 2010 we had revenues of $517,980 and $600,000, respectively. All revenues were related to the Gulfport Project management agreement as discussed previously.    Revenues for the three months ended December 31, 2011were $30,000, related to the OKL casino management agreement.   Future management fees will commence on opening of the casino and are capped at $300,000 per month.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2011, we had an accumulated deficit of $19,090,775, negative working capital of $2,518,272, and had a net loss of $2,107,022 for the six months ended December 31, 2011.

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

Results of Operations

Three months ended December 31, 2011 compared to three months ended December 31, 2010:

Revenue

For the three-month periods ended December 31, 2011 and 2010, we had revenues of $30,000 and $370,000, respectively. Revenues consist of management fees and, will commence again upon the closing of the financing related to the Catskills casino hotel project. (Note 6).

Expenses

Our total operating expenses for the three months ended December 31, 2011, were $1,796,164 as compared to $758,575 for the comparable prior year period. The increase of $1,037,589, approximately 137%, can be attributed primarily to increases in stock based compensation and equity investment loss, offset by a decrease in general and administrative expenses.

General and administrative expenses for the three months ended December 31, 2011, were $111,196 as compared to $412,586 for the prior year period. The decrease of $301,390, approximately 73% is mainly attributable to decreases in outside services, and travel and entertainment, in addition to a decrease in the expenses related to the Big Easy Vessel, which was sold as of June 30, 2011, of insurance and depreciation expense.

Our net loss from operations for the three months ended December 31, 2011, was $1,766,164 as compared to a loss of $385,375 for the prior year period. The increase in loss of $1,380,798, approximately 3.58%, is primarily attributable to the $370,000 in management fees earned in the 2010 period as compared to $30,000 in revenue in the 2011 period . (Note 6).

Six months ended December 31, 2011 compared to six months ended December 31, 2010:

Revenue

For the six-month periods ended December 31, 2011 and 2010, we had revenues of $30,000 and $970,000, respectively. Revenues consist of management fees and, will commence again upon the closing of the financing related to the Catskills casino hotel project.

Expenses

Our total operating expenses for the six months ended December 31, 2011, were $2,137,022 as compared to $1,154,710 for the comparable prior year period. The increase of $982,312, approximately 85%, can be attributed primarily to increases in stock based compensation and equity investment loss, offset by a decrease in general and administrative expenses.

General and administrative expenses for the six months ended December 31, 2011, were $182,674 as compared to $766,040 for the prior year period. The decrease of $583,366, approximately 76% is mainly attributable to decreases in outside services, and travel and entertainment, in addition to a decrease in the expenses related to the Big Easy Vessel, which was sold as of June 30, 2011, of insurance and depreciation expense.

Our net loss from operations for the six months ended December 31, 2011, was $2,107,022 as compared to $161,442 for the prior year period. The increase in loss of $1,945,580 is primarily attributable to the $970,000 in management fees earned in the 2010 period as compared to $30,000 in revenue in the 2011 period . (Note 6).

Liquidity and Capital Resources

As of December 31, 2011, we had negative working capital of $2,581,272 compared to negative working capital of $2,267,987 as of June 30, 2011, an accumulated deficit of $19,090,775 as of December 31, 2011, and further losses are anticipated.

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

Cash (Used in) Provided by Investing Activities

Cash flows provided by investing activities for the six months ended December 31, 2011 was $15,519 as compared to cash flow used in investing activities of $400,986 for the comparable 2010 period. This decrease in cash used resulted primarily from investments in the equity entity.

Cash (Used in) Provided by Financing Activities

Cash flows from financing activities for the six months ended December 31, 2011 were $60,646 as compared to $118,616 for the six months ended December 31, 2010.  This decrease consisted primarily of decreases in loan payable and proceeds in the sale of common stock.

Contractual Obligations

Not applicable as we are a smaller reporting company.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended December 31, 2011. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROTATE BLACK, INC. (Registrant)

Date: November 9, 2012	By:	/s/ John Paulsen
John Paulsen
Chief Executive Officer (Authorized Officer, Principal Executive Officer

Date: November 9, 2012	By:	/s/ Jeff Bacigalupi
Jeff Bacigalupi,
Chief Financial Officer Principal Financial and Accounting Officer