Form 10-Q
period 2012-03-31
ROTATE BLACK INC
filed 2012-12-07
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding as of March 31, 2012 was 32,878,896 and as of November 19, 2012 the number of shares of common stock outstanding was 38,598,004.

ROTATE BLACK, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash	$2,686	$-
Prepaid expenses	269	23,641

Total current assets	2,955	23,641

Fixed assets - net	3,728	11,104
Land purchase deposit	8,470,674	8,470,674
Investment in RBMS	186,181	65,519
Deferred development cost	138,507	52,278
Security deposit	3,600	3,600

TOTAL ASSETS	$8,805,645	$8,626,816

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,139,052	$950,250
Accrued salaries	867,519	351,137
Redeemable Preferred Series A Stock	190,000	190,000
Note payable - insurance	-	2,074
Loan payable - stockholder	83,871	792,455
Dividends payable	28,383	-
Note payable - truck - current portion	2,675	5,712

Total current liabilities	2,311,500	2,291,628

Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	1,407,004	642,576
Note payable - truck	-	2,539

TOTAL LIABILITIES	7,293,504	6,511,743

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized; 32,878,896 and 22,138,849
shares issued and outstanding as of
March 31, 2012 and June 30, 2011,
respectively	32,879	22,139

Additional paid-in-capital	21,203,364	19,076,687

Accumulated deficit	(19,724,102)	(16,983,753)

TOTAL STOCKHOLDERS' EQUITY	1,512,141	2,115,073

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,805,645	$8,626,816

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenue	$90,000	$-	$120,000	$970,000

Operating expenses
Salary expense	77,311	161,033	177,985	235,642
Stock based compensation	-	-	1,229,417	124,600
Stock issued for interest	-	-	-	26,000
General and administrative expenses	109,340	176,635	292,014	942,675
Equity investment loss	129,082	-	362,713	-
Dividends on Redeemable Preferred Series A Stock	8,550	-	22,683	-
Interest expense	399,044	186,093	775,537	349,554

Total expenses	723,327	523,761	2,860,349	1,678,471

Net (Loss) Income	(633,327)	(523,761)	(2,740,349)	(708,471)

Less: Income attributable to noncontrolling interest	-	330	-	(22,938)

Net (loss) income attributable to controlling interest	$(633,327)	$(524,091)	$(2,740,349)	$(685,533)

Basic and diluted net (loss) income per common share
attributed to controlling interest	$(0.02)	*	$(0.11)	$(0.04)

Basic and diluted average
common shares outstanding	30,886,149	18,674,635	25,666,692	17,643,345

* Less than $0.01, per share

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,740,349)	$(685,533)
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Stock-based compensation	1,229,417	124,600
Stock issued for accounts payable	60,000
Stock issued for interest	-	26,000
Depreciation and amortization	7,376	176,455
Noncontrolling interest	-	(22,938)
Changes in assets and liabilities:	-
Prepaid expenses	23,372	(58,157)
Unbilled development advances	-	(58,359)
Accounts payable and accrued expenses	1,497,995	969,926
Due to affiliate	-	(138,993)
Derivative liability	-	(167,127)
Contingent liability	-	90,000
Deposits	-	15,000

Net cash (used in) provided by operating activities	77,811	270,874

CASH FLOWS FROM INVESTING ACTIVITIES
Investment In RBMS	(120,662)	(405,520)
Increase in deferred development costs	(86,229)	(32,385)

Net cash provided by (used in) investing activities	(206,891)	(437,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	139,416	79,868
Proceeds from sales of common stock	-	5,000
Payment of note payable	(2,074)	(24,478)
Increase in notes payable	-	109,350
Payments of note payable - truck	(5,576)	(3,924)

Net cash (used in) provided by financing activities	131,766	165,816

Net increase (decrease) in cash	2,686	(1,215)

Cash, beginning of period	-	1,226

Cash, end of period	$2,686	$11

Noncash Transaction

Issuance of common stock for services billed to customer	$-	$150,000

Issuance of common stock in payment of due to stockholder	$880,000	$120,000

Issuance of common stock in payment of accounts payable	$60,000	$179,863

Issuance of common stock in settlement of derivative liability	$-	$52,923

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

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiary. As of July 6, 2010, the Company sold its interest in the subsidiary, Gaming, deconsolidated the entity (Note 10) and the balance sheet as of June 30, 2011 is not consolidated.  On December 14, 2011, the Company formed a wholly owned subsidiary, Rotate Black, OK, LLC. (OKL), and the balance sheet as of March 31, 2012 is consolidated.

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

Reclassifications

Certain amounts for prior periods have been reclassified to conform to 2012 financial statement presentation.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of March 31, 2012 and June 30, 2011, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.  As of March 31, 2012 and June 30, 2011, there were 1,900,000 and 2,021,333, respectively, total common stock equivalents.

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

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $19,724,102 and negative working capital of $2,308,545, as of March 31, 2012 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell registered and unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of March 31, 2012 and June 30, 2011, property and equipment consisted of the following:

	3/31/2012	06/30/2011

Gaming vessel	$-	$4,854,908
Truck	-	39,761
Furniture and fixtures	8,490	8,490
Office equipment	23,289	23,290
	31,779	4,926,449
Less accumulated depreciation	(28,051)	(263,708)
Sale of Gaming Vessel	-	(4,651,637)
	$3,728	$11,104

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

For the nine months ended March 31, 2012 and 2011, depreciation expense was $7,376 and $176,455, respectively.

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

As of June 30, 2011, the Company, in conjunction with the sale of the Big Easy Gaming Vessel (Note 9) and commencement of the Gulfport Project, made an adjustment related to its investment in RBMS. The Company recognized 46.6% of the loss of RBMS as of June 30, 2011, reclassified the accrual of approximately seven months of management fees due from RBMS, and eliminated intra-entity revenues and expenses totaling $452,020.  As a result, the Company reported $517,980 in management revenue for the year ended June 30, 2011 and has restated revenue and net loss for the three and nine months ended March 31, 2011.

 For the three and nine months ended March 31, 2011, the effect on revenue was as follows:

	Three Months	Nine Months
As originally reported	$600,000	$1,800,000
Adjustment	(600,000)	(830,000)

As restated, March 31, 2011	$-	$970,000

For the three and nine months ended March 31, 2011, the effect on net loss was as follows:

	Three Months	Nine Months
As originally reported	$75,909	$144,467
Adjustment	(600,000)	(830,000)

As restated, March 31, 2011	$(524,091)	$(685,533)

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

In connection with the proposed terms of the funding of the Gulfport Casino Hotel Project (Note 7), holders of Class A Units of RBMS have agreed to convert their units into B Units to facilitate the financing of the Gulfport project.  Upon closing, the equity investor will own 60,000 B Units out of 100,000 authorized and 70,588 outstanding, or 85% of RBMS. In addition, upon closing, RBMS will issue 29,412 warrants at an exercise price of $0.01, to all other investors based on pre-negotiated percentages. Assuming all warrants are exercised, the equity investor will be diluted to a 60% ownership. The Company will own at closing, B units and warrants that represent approximately 10% of the fully diluted RBMS shares. Closing is anticipated to be on or before December 15, 2012.

As of March 31, 2012 and June 30, 2011, the condensed balance sheet of RBMS was as follows:

	3/31/12	6/30/11
	(Unaudited)	(Unaudited)
Prepaid expenses	$6,233	$7,500
Development costs	2,319,140	1,912,125

Total Assets	$2,325,373	$1,919,625

Current liabilities	$731,313	$405,583
Due to RBI
Members’ equity	1,594,060	1,514,042

Total Liabilities and
Members’ Equity	$2,325,373	$1,919,625

As of March 31, 2012 and June 30, 2011, the condensed income statement of RBMS was as follows:

	Nine Months Ended 3/31/12	Twelve Months Ended 6/30/11
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Management fees	-	970,000
General & Administrative
Expenses	723,286	179,994
Lease fees	55,070	70,000

Total Expenses	778,356	1,219,994

Net Loss	$(778,356)	$(1,219,994)

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

As of March 31, 2012, the Company sold $375,000 in additional equity in RBMS; paid $818,375 in expenses and issued 200,000 shares of common stock valued at $40,000 on behalf of RBMS. For the three and nine months ended March 31, 2012, the Company reduced its investment in RBMS by recording expense of $129,082 and  $362,713, respectively, 46.6% of the loss of the equity entity.

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

The Company has evaluated the fair value of the land deposit and has determined that the fair value is in excess of its book value as of March 31, 2012.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of March 31, 2012, the project is awaiting direction from Alberta Liquor and Gaming.

12. PANAMA PROJECT

On March 17, 2011, the Company entered into an agreement (Agreement) for a proposed joint venture (Blue Water Gaming and Entertainment S.A.) (Blue Water), with Ocean Point Development Corp. (Ocean Point) to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama (Trump Ocean Club).  As of June 30, 2011, due to the market conditions in Panama, the Company put this project on hold and wrote off deferred costs of $73,938.  The Company is now focusing its development efforts on its Gulfport Project and is no longer pursuing this development opportunity.

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

As of June 30, 2011, the Company has commenced payment of the week-to-week lease and as of March 31, 2012, has a liability to the landlord of $53,176.

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

In September 2011, the Company issued 7,900 shares of common stock for the cashless exercise of warrants.

In September 2011, the Company issued an aggregate of 400,000 shares of common stock for payment of loan payable – stockholder, valued at $80,000, $0.20, per share.

In November 2011, the Company issued 65,058 shares of common stock for the cashless exercise of warrants.

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

In February 2012, the Company issued an aggregate of 3,340,000 shares of common stock for payment of loan payable - stockholder, valued at $668,000, $0.20, per share.

In March 2012, the Company issued 200,000 shares of common stock as repayment of accounts payable on behalf of RBMS, valued at $40,000, $0.20, per share.

In March 2012. The Company issued 80,000 shares of common stock as payment for accounts payable valued at $20,000, $0.25, per share.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As March 31, 2012, no options were granted under the Plan.

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

As of June 30, 2011 the Company sold 190 Series A shares with 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years. As of March 31, 2012, none of the warrants have been exercised.

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

As of March 31, 2012, dividends on the Series A Preferred Stock of $28,383 were accrued.

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

As of March 31, 2012, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

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

19. SUBSEQUENT EVENTS

Common stock

In April 2012, the Company issued 150,000 shares of common stock as repayment of loans on behalf of RBMS, valued at $30,000, $0.20, per share.

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

On October 15, 2012, the Company issued 500,000 shares of common stock at $0.20, per share, for legal services pursuant to an agreement dated April 23, 2012.

In October, 2012, the Company issued an aggregate of 62,253 shares of common stock at $0.30, per share, to the investment banker in connection with financings.

On November 8, 2012, the Company issued 100,000 shares of common stock at $0.15, per share, in settlement of accounts payable.

Convertible Note and Warrant

On May 1, 2012, the Company issued a two-year, 10% convertible promissory note in the amount of $150,000.  121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 150 days from the issue date, the conversion price per share shall be $0.25; from 151 days to 180 days from the issue date, the conversion price shall be $0.20; anytime thereafter the conversion price shall be $0.15, subject to adjustment as defined. . The investor also was issued a five year common stock purchase warrant for the purchase of up to 480,000 shares of the Company’s common stock, at a price per share of $0.40, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.  The Company received net proceeds of $127,000 after payment of expenses incurred in connection with such transaction.  In connection with this financing, the investment banker received 40,000 shares of the Company’s common stock.

On July 17, 2012 and October 15, 2012, the Company sold an additional $56,000 and $41,000, respectively, of the 10% convertible promissory notes.  Warrants to purchase an aggregate of 272,530 shares of the Company’s common stock were issued in conjunction with these financings. In connection with these financings, the investment banker received 22,253 shares of the Company’s common stock.

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

Gulfport, the second largest city in Mississippi, is approximately 12 miles west of Biloxi. The Gulfport Project is expected to open February, 2014 following the completion of a fourteen-month development period. Upon completion, the casino will feature 1,188 slot machines and 22 table games. The Gulfport Project’s non-gaming amenities will include a four-star 205 room hotel, pool, spa, cabanas, steakhouse, buffet, snack bar and two feature bars.

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

In addition, the project site is just south of downtown Gulfport, four miles from the Gulfport-Biloxi International Airport and adjacent to Mississippi’s third busiest intersection with an estimated 34,000 cars passing by daily.

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

The term of the GRC Lease commences as of the Effective Date and terminates at 11:59 p.m. on October 31, 2069. Pursuant to the terms of the GRC Lease, RBMS will pay an initial one-time base rent of $50,000 to the GRC upon commencement of construction of the initial gaming operations. After commencement of the gaming operations, the rent payable to the GRC is a percentage rent with a minimum rent guarantee. The percentage rent is equal to one percent (1%) of the gross gaming revenues (as defined in the GRC Lease).  The minimum rent guarantee is $600,000 per annum. For the first lease year, RBMS shall be entitled to a $50,000 credit. Beginning with the sixth (6th) lease year, there is an annual 2% minimum rent guarantee increase. After the earlier of: (i) commencement of the permanent land-based casino or (ii) October 15, 2015, the GRC is entitled to additional rent in an amount equal to 25 bps of Adjusted EBITDA (as defined in the GRC Lease) generated by RBMS on the entire 9.5 acre parcel. This additional rent shall increase by 25 bps each lease year for the three immediately subsequent lease years. In the event Adjusted EBITDA exceeds $75 million in any lease year, RBMS shall pay the GRC an additional 25 bps of the amount of Adjusted EBITDA in excess of $75 million.

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

The Company is currently in the final stages of closing on its financing to proceed with the construction of the Gulfport Project.  The Company anticipates such closing of financing before December 31, 2012.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of March 31, 2012, the project is awaiting direction from Alberta Liquor and Gaming.

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

Gaming and Other Developments Terminated or On Hold

Dayton. On July 9, 2009, the Company entered into a cancelable development agreement with RBL associated with Schaller Development’s “Traditions Casino Resort” to be developed and located in Dayton, Nevada. Pursuant to Rotate Black’s current negotiations with Schaller Development (“Schaller”) Rotate Black would contribute $5.0 million of working capital into a newly formed subsidiary, Rotate Black Dayton, Inc., upon Schaller’s contribution of $6.5 million of land and carrying all approvals and entitlements for gaming. The purchase price of Dayton of $219,154 was allocated to deferred expenses and included the predevelopment expenses as of the date acquired. As of June 30, 2009, the Dayton casino development project was terminated and the Company has written-off deferred expenses of $233,960. The Company has pending litigation with regard to this project and seeking to recover damages. (See Note 18)

Panama. On March 17, 2011, the Company entered into an agreement for a proposed joint venture (Blue Water Gaming and Entertainment S.A.), with Ocean Point Development Corp. to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama.  As of June 30, 2011, due to the market conditions in Panama, the Company has put this project on hold and has written off deferred costs of $73,938. The Company is now focusing its development efforts on its Gulfport Project and is no longer pursuing this development opportunity.

Financial Position and Future Capital Needs – Going Concern

We were a development stage company through March 31, 2010 when the Gulfport Project management agreement became effective. We have a limited history in the casino and gaming business. Since inception, a majority of our operating and development expenses have been funded by private placement offerings and a loan from one of our stockholders, RBL.

Due to the development nature of its business, the Company has incurred losses since inception. For the years ended June 30, 2011 and 2010 we had revenues of $517,980 and $600,000, respectively. All revenues were related to the Gulfport Project management agreement as discussed previously.    Revenues for the nine months ended March 31, 2012 were $120,000, related to the OKL casino management agreement.   Future management fees will commence on opening of the casino and are capped at $300,000 per month.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2012, we had an accumulated deficit of $19,724,102 negative working capital of $2,308,545, and had a net loss of $2,740,349 for the nine months ended March 31, 2012.

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

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011:

Revenue

For the three-month periods ended March 31, 2012 and 2011, we had revenues of $90,000 and none, respectively. Revenues consist of management fees and, will commence again upon the closing of the financing related to the Catskills casino hotel project. (Note 6).

Expenses

Our total operating expenses for the three months ended March 31, 2012, were $723,327 as compared to $523,761 for the comparable prior year period. The increase of $199,566, approximately 38%, can be attributed primarily to an increase in equity investment loss and interest expense, offset by a decreases salary and general and administrative expenses.

General and administrative expenses for the three months ended March 31, 2012, were $109,340 as compared to $176,635 for the prior year period. The decrease of $67,295, approximately 38% is mainly attributable to decreases in outside services, and travel and entertainment, in addition to a decrease in the expenses related to the Big Easy Vessel, which was sold as of June 30, 2011, of insurance and depreciation expense.

Our net loss from operations for the three months ended March 31, 2012, was $633,327 as compared to $524,091 for the prior year period. The increase in loss of $109,236, approximately 21%, is primarily attributable to the $90,000 in management fees earned in the 2012 period. (Note 6)

Nine months ended March 31, 2012 compared to nine months ended March 31, 2011:

Revenue

For the nine-month periods ended March 31, 2012 and 2011, we had revenues of $120,000 and $970,000, respectively. Revenues consist of management fees and, will commence again upon the closing of the financing related to the Catskills casino hotel project. (Note 6)

Expenses

Our total operating expenses for the nine months ended March 31, 2012, were $2,860,349 as compared to $1,678,471 for the comparable prior year period. The increase of $1,181,878, approximately 70%, can be attributed primarily to increases in stock based compensation, interest expense and equity investment loss, offset by decreases in salary and general and administrative expenses.

General and administrative expenses for the nine months ended March 31, 2012, were $292,014 as compared to $942,675 for the prior year period. The decrease of $650,661 approximately 69% is mainly attributable to decreases in outside services, and travel and entertainment, in addition to a decrease in the expenses related to the Big Easy Vessel, which was sold as of June 30, 2011, of insurance and depreciation expense.

Our net loss from operations for the nine months ended March 31, 2012, was $2,740,349 as compared to $685,533 for the prior year period. The increase in loss of $2,054,816 is primarily attributable to the $970,000 in management fees earned in the 2011 period as compared to $120,000 in the 2012 period. (Note 6)

Liquidity and Capital Resources

As of March 31, 2012, we had negative working capital of $2,308,545 compared to negative working capital of $2,267,987 as of June 30, 2011, an accumulated deficit of $19,724,102 as of March 31, 2012, and further losses are anticipated.

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

Cash (Used in) Provided by Investing Activities

Cash flows used in investing activities for the nine months ended March 31, 2012 was $206,891 as compared to cash flow used in investing activities of $437,905 for the comparable 2011 period. This decrease in cash used resulted primarily from investments in the equity entity.

Cash (Used in) Provided by Financing Activities

Cash flows from financing activities for the nine months ended March 31, 2012 were $131,766 as compared to $165,816 for the nine months ended March 31, 2011.  This decrease consisted primarily of decreases in loan payable and proceeds in the sale of common stock.

Contractual Obligations

Not applicable as we are a smaller reporting company.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2012. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2012, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROTATE BLACK, INC. (Registrant)

Date: December 6, 2012	By:	/s/ John Paulsen
John Paulsen
Chief Executive Officer (Authorized Officer, Principal Executive Officer

Date: December 6, 2012	By:	/s/ Jeff Bacigalupi
Jeff Bacigalupi,
Chief Financial Officer Principal Financial and Accounting Officer