Form 10-K
period 2012-06-30
ROTATE BLACK INC
filed 2013-08-28
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended June 30, 2012

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

As of July 31, 2013. the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,980,546 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on July 31. 2013.

At July 31, 2013, 45,863,609 shares of the registrant’s common stock (par value of $0.001) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

ROTATE BLACK, INC.
FORM 10-K

EXPLANATORY NOTE:

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

Gulfport, the second largest city in Mississippi, is approximately 12 miles west of Biloxi. The Gulfport Project is expected to open in the fall of 2013 following the completion of a fourteen-month development period. Upon completion, the casino will feature 1,188 slot machines and 22 table games. The  Gulfport Project’s non-gaming amenities will include a four-star 205 room hotel, pool, spa, cabanas, steakhouse, buffet, snack bar and two feature bars.

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

Gulfport Project

In June 2010, the Company purchased The Big Easy, a gaming vessel for the Gulfport Project, for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of $414,500 and cash of $275,000. The Secured Note is collateralized by the gaming vessel and both notes are guaranteed by an officer of the Company. The Secured Note was payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest were due. Since September 17, 2010, both notes have been in default and the interest rate was increased to 20%, per annum.

In May 2011, the equity investor informed RBMS it would not move forward with the financing of the Gulfport Project unless the casino was land based.  As a result, it was decided the vessel be sold at a public auction, however, the public sale did not yield sufficient funds to eliminate the fees and mortgage debt.

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  As of August 16, 2013, the Company has not repaid the principal and accrued interest by the dates stipulated in the extension.

On December 20, 2012 the Company, an officer of the Company as Guarantor entered into a Settlement Agreement (Agreement) with the Trustee for the estate of the gaming vessel which set forth terms related to the consideration to be paid by the Company to the Trustee in exchange for the release of all claims against the Company and the Guarantor, including all promissory notes, penalties, fees and interest. The Agreement is subject to the order of approval by the US Bankruptcy Court, Southern District of Florida, West Palm Division and will become effective upon the first business day of the Company and the Company’s closing on primary equity and debt financing for not less than $100,000,000 for the design, construction and opening of a casino resort in Gulfport, MS. Pursuant to the terms of the Agreement, upon closing, the Company and RBMS shall deliver to the Trustee 250,000 shares of Series B Subordinated Participating Preferred Stock in the Company, to be designated.  These Series B Preferred shares will be fully redeemed through payments to the Trustee totaling $5,000,000 and will be determined as a percentage of the Company’s gross cash receipts each year, as defined. The payments will be due on a monthly basis.  The Series B shares will be subordinated to a maximum of $2,500,000 of Series A Preferred shares.  The Series B are fully redeemable in part or in full based upon a schedule whereby the balance will be adjusted; (1) within the first three months of the closing to $2,000,000; (2) within the first 15 months of closing to $2,500,000; (3) within the first 27 months of closing to $3,000,000; (4) within the first 39 months of closing to $3,500,000; (5) within the first 51 months of closing to $4,000,000; and (5) after 51 but before 59 months of closing the Company is obligated to pay $5,000,000.  If the Series B Preferred is not redeemed on an accelerated basis or in accordance with the terms of the Agreement, the Company shall pay the Trustee the sum of $5,000,000, plus 12% interest, per annum, over the five years, with default provisions as defined.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of July 2013, the project is awaiting is final approval from Alberta Liquor and Gaming. The project remains in process, however the Company has written off the deferred costs.

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

SlotOne, Inc.

In December 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in September 2013 as well as an approval of its lender to facilitate the financings of this operation.

Terminated Gaming Developments

Panama. On March 17, 2011, the Company entered into an agreement for a proposed joint venture (Blue Water Gaming and Entertainment S.A.), with Ocean Point Development Corp. to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama.  As of June 30, 2011, due to the market conditions in Panama, the Company terminated the project and has written off deferred costs of $73,938.

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

Indian Gaming Regulatory Matters

Because a portion of operations are on tribal property, the following is a summary of some of the particulars relating to regulations of gaming properties on tribal lands.

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

Financial Position and Future Capital Needs – Going Concern

We were a development stage company through March 31, 2010 when the Gulfport management agreement became effective. We have a limited history in the casino and gaming business. Since inception, a majority of our operating and development expenses have been funded by private placement offerings and a loan from one of our stockholders, RBL.

Due to the development nature of its business, the Company has incurred losses since inception. For the years ended June 30, 2012 and 2011 we had revenues of $180,000 and $517,980, respectively.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2012, we had an accumulated deficit of $29,150,503, as compared to $16,983,753 as of June 30, 2011, negative working capital of $8,856,985, and had a net loss totaling ($11,515,272) for the year ended June 30, 2012, as compared to a net loss of  ($13,355,333) for the year ended June 30, 2011.

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

Our accumulated deficit is approximately $30 million as of June 30, 2012.  We have had limited revenues and have not achieved profitability. We can give no assurances that we will be profitable in the future. We cannot assure investors that we will not incur operating losses in the future.

We may not be able to execute our business plan and continue as a going concern.

The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($11,515,272) for the fiscal year ended June 30, 2012 and has an accumulated deficit as of June 30, 2012 of $29,150,503.

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

Due, in part, to increases in our share price, some of our present stockholders have acquired an interest in us at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares).  As of July 31, 2013, there were 75,000,000 shares of common stock authorized and 45,863,609 common shares outstanding.

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

The Requirements under Sarbanes-Oxley impose increasing costs for compliance and review of accounting and reporting processes.

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

The conduct of our businesses and the advertising, marketing and operation of our facilities, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate.

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

ITEM 2:  PROPERTIES

Administrative Offices.   We maintain our corporate office at 932 Spring Street, Petoskey, Michigan 49770. On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  The Company is now on a month to month lease.

ITEM 3:  LEGAL PROCEEDINGS

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is presently quoted on the over-the-counter pink sheets under the symbol “ROBK.PK.”

The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Year Ended June 30, 2012
	High	Low
First Quarter	$0.43	0.14
Second Quarter	0.35	0.06
Third Quarter	0.59	0.17
Fourth Quarter	0.25	0.10

Year Ended June 30, 2011
	High	Low
First Quarter	$0.70	0.30
Second Quarter	0.19	0.10
Third Quarter	0.43	0.14
Fourth Quarter	0.35	0.06

Year Ended June 30, 2010

First Quarter	$0.60	0.30
Second Quarter	0.72	0.30
Third Quarter	0.48	0.15
Fourth Quarter	0.35	0.12

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

Holders

As of June 30, 2012, there were 33,228,896 shares of common stock issued and outstanding, held by approximately 143 shareholders of record.  As of July 31, 2013, there were 45,863,609 shares of common stock issued and outstanding, held by approximately 160 shareholders of record.

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

Equity Compensation Plans

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As June 30, 2012, no options were granted under the Plan.

Recent Sales of Unregistered Securities

Common stock

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

In April 2012, the Company issued 150,000 shares of common stock as repayment of loans on behalf of RBMS, valued at $30,000, $0.20, per share

In April 2012, the Company issued 200,000 shares of common stock for legal services rendered valued at $40,000, $0.20, per share.

None of the foregoing issuances of securities were registered under the Securities Act of 1933, as amended (the “Act”), and the Company relied on the registration exemptions provided by Section 4(2) and Section 3(a)9 of the Act.

Convertible Note and Warrant

On May 1, 2012, the Company issued a two-year, 10% convertible promissory note in the amount of $150,000.  121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 150 days from the issue date, the conversion price per share shall be $0.25; from 151 days to 180 days from the issue date, the conversion price shall be $0.20; anytime thereafter the conversion price shall be $0.15, subject to adjustment as defined. . The investor also was issued a five year common stock purchase warrant for the purchase of up to 480,000 shares of the Company’s common stock, at a price per share of $0.40, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.  The Company received net proceeds of $127,000 after payment of expenses incurred in connection with such transaction.  In connection with this financing, the investment banker received 40,000 shares of the Company’s common stock and a 10% promissory note for $6,000 and a warrant to purchase 34,500 shares of the Company’s common stock.

On July 17, 2012 and October 15, 2012, the Company sold an additional $50,000 and $39,015, respectively, of the 10% convertible promissory notes.  Warrants to purchase an aggregate of 272,530 shares of the Company’s common stock were issued in conjunction with these financings. In connection with these financings, the investment banker received 22,253 shares of the Company’s common stock and a 10% promissory note for $6,000 and a warrant to purchase 34,500 shares of the Company’s common stock.

On June 10, 2013, the Company issued a two-year, 10% convertible promissory note in the amount of $20,000.  121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 210 days from the issue date, the conversion price per share shall be $0.15; after 210 days from the issue date, the conversion price shall be $0.10; subject to adjustment as defined. . The investor also was issued a five year common stock purchase warrant for the purchase of up to 133,334 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise. In addition, on July 2, 2013, additional 10% promissory notes in the aggregate of $40,000 were issued.

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

Overview

Gulfport Casino Hotel Project

The Company’s primary focus is the management of a casino resort in Gulfport, Mississippi (“the Gulfport Project”) under the Gulfport Project Management Agreement with the Company’s affiliate, Rotate Black MS, LLC (RBMS), a Mississippi limited liability company.

On May 28, 2010, the Company, Rotate Black, LLC (“RBL”), an entity under common control with the Company, and an officer of the Company formed RBMS to own, develop and manage the operations of a dockside vessel-based casino in Gulfport, Mississippi. The initial strategy was to secure an existing gaming vessel, move the vessel to the Company’s Gulfport site, and build land assets on that site to support the gaming vessel. Subsequently, the strategy was changed to developing an entirely land-based casino.

As of June 30, 2012, management has evaluated and found that at the present time, the variable interest holders of RBMS lack the direct and indirect ability to make decisions about the entity’s activities and has determined that that the Company is the primary beneficiary of RBMS and has consolidated the financial statements of RBMS in the accompanying consolidated financial statements of the Company.

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

Effective October 20, 2010, RBMS entered into a ground lease for the nine and a half acre site for the Gulfport Project.  The Preliminary Term, as defined, remains in effect until the earliest of the ninth month following the effective date or the date gaming operations begin on the leased property.  During the Preliminary Term, rent would  be equal to $20,000, per month with no payment required until the earlier of the date the Lessee commences construction on the premises or February 1, 2011. RBMS did not receive approval to proceed with the development of the casino from the Mississippi Gaming Commission on or prior to March 1, 2011, and the lease terminated with no obligations due.

Due to delays, the lease was amended on October 21, 2011 for a term through October 31, 2069, with a fee payable of $25,000 to enter into the amended and restated lease and $50,000 as the initial base rent payment.  After the commencement of gaming operations, RBMS will pay an annual minimum base rent of $600,000, as defined. On March 13, 2012 this ground lease was amended and extends the date for RBMS to obtain approval to proceed to April 30, 2012.  In consideration of this extension, RBMS agreed to pay a fee of $50,000. An additional extension was entered into May 1, 2012 extending the approval date to August 31, 2012 and RBMS agreed to pay a fee for the extension of $110,000.  On August 18, 2012, RBMS received its Approval to Proceed from the Mississippi Gaming Commission.

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

SlotOne, Inc.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in September 2013 as well as an approval of its lender to facilitate the financings of this operation.

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($11,515,272) for the fiscal year ended June 30, 2012 and has an accumulated deficit as of June 30, 2012 of $29,150,503.

We intend to continue our planned capital expenditures to develop our gaming interests, as discussed, but we do not have sufficient realized revenues in order to finance these activities internally. As such, we intend to seek capital in order to fund our working capital and capital expenditure needs.

Although we recently obtained additional financing of approximately $150,000 in May 2012, we can provide no assurance that we will be able to obtain sufficient additional funds to develop our interests and alleviate doubt about our ability to continue as a going concern. We cannot be certain that additional funds, even if available, will be on acceptable terms. To the extent the Company raises additional funds by issuing equity or equity-linked securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. Furthermore, certain of our current creditors may be required to approve any such transaction and may require the issuance of securities convertible into equity of the Company that can result in significant dilution.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

A Comparison of Results of Operations for the years ended June 30, 2012 and June 30, 2011

As of June 30, 2012, management has evaluated and found that at the present time, the variable interest holders of RBMS lack the direct and indirect ability to make decisions about the entity’s activities and has determined that that the Company is the primary beneficiary of RBMS and has consolidated the financial statements of RBMS in the accompanying consolidated financial statements of the Company.

Revenue

For the years ended June 30, 2012 and June 30, 2011, we had revenues of approximately $180,000 and $517,980, respectively.  Revenue in 2012 consists of management fees earned through OKL under the Oklahoma Native American Tribe Casino project.  Revenue in 2011 was managements fees earned in connection with the development of RBMS and will resume again upon the closing of the financing related to the Gulfport Project.

Operating Expenses

Operating expenses for the years ended June 30, 2012 totaled approximately $13.2 million as compared to the year ended June 30, 2011 of $13.9 million, a decrease of approximately $.7 million.  Operating expenses consisted primarily of write-offs of impaired assets or investments, stock based compensation, interest expense and general and administrative expenses.

General and administrative expense for the year ended June 30, 2012 was $1,366,659 as compared to $713,943 for the year ended June 30, 2011.The  increase of $652,716; approximately 91% was due to allocation of expenses to the consolidation of  RBMS, LLC and the expenses associated with development of the casino project.

Interest expense and amortization of beneficial conversion feature for the year ended June 30, 2012 was $1,048,151 as compared to $711,732 for the year ended June 30, 2011.  This increase of $336,419; approximately 47% resulted primarily from interest related to the mortgage on the Big Easy Vessel and Promissory Notes.

Net Loss

Net loss for the years ended June 30, 2012 and June 30, 2011 were $13,033,422 and $13,355,333,  respectively;  a decrease in net loss of $321,911 which is primarily the result of the sale of Gaming and the Big Easy Vessel during the 2011 fiscal year offset by the loss on impairment of the land purchase deposit in fiscal year 2012 and consolidation of RBMS.

Liquidity and Capital Resources

At June 30, 2012, we had current assets of approximately $15,000 and current liabilities of $8,872,157 and a negative working capital of $8,856,985.

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

Cash Flows

Cash flows provided by operating activities.  Net cash provided by operating activities was $46,353 for the year ended June 30, 2012 and $553,220 for the year ended June 30, 2011, a decrease in cash provided by operations of $506,867.  This decrease was the result of losses recorded on the sale of the Big Easy Vessel in 2011, offset by the loss on impairment of the land purchase deposit in 2012.

Cash flows used in investing activities.  Net cash used in investing activities was $694,156 for the year ended June 30, 2012 and $833,505 for the year ended June 30, 2011, a decrease of $139,349, resulting primarily from the decrease in deferred development assets and decrease in the purchase of fixed assets.

Cash flows from financing activities.  Net cash provided by financing activities was $656,474 for the year ended June 30, 2012 and $279,059 for the year ended June 30, 2011, an increase of $377,415. The increase resulted primarily from proceeds from notes payable and an increase in loan payable – stockholder offset by a decrease in the sale of Series A Preferred.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended June 30, 2012.  We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiaries, Rotate Black Oklahoma, LLC and RBMS, LLC.

Investments in 50% or less owned entities without controlling influence by the Company are accounted for using the equity method.  Under the equity method, the Company recognizes its ownership share of the income and losses of the equity entity.  Through June 30, 2011, the Company accounted for its investment in RBMS on the equity method as it did not meet all the requirements to consolidate. As of June 30, 2012, Management evaluated and determined that, at the present time, the variable interest holders lack the direct and indirect ability to make decisions about the entity’s activities and has determined that that the Company is the primary beneficiary of RBMS.   As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.  The Company owned an aggregate of 24.81% of the voting interest of RBMS, therefore a non-controlling interest representing 75.19% of the net loss of RBMS has been reflected on the Statement of Operations as of June 30, 2012.

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In February 2013, The Financial Accounting Standards Board Issued FASB ASU 2013-02 Comprehensive Income (Topic 220) Reporting of Amounts reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update seek to obtain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are note required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross reference other disclosures required under U.S. GAAP that provide additional detail about these amounts.  The amendment is effective prospectively for reporting periods beginning after December 15, 2012.  For non-public entities, the amendments are effective prospectively for reporting periods beginning December 15, 2013.  Early adoption is permitted.  The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

In July 2012, The Financial Accounting Standards Board Issued FASB ASU 2012-02 Intangibles-Goodwill and other (Topic 350), Testing indefinite-Lived Intangible Assets and Impairment.  The FASB amended the standards for testing indefinite-lived intangible asset for impairment to guidance that is similar to the guidance for goodwill impairment testing.  An entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset if an entity determines that it is more likely then not that the asset is impaired.  The objective of the amendment is to reduce the cost and complexity of performing impairment and to improve consistency in the impairment testing guidance among long lived asset categories. These amended standards are to be applied for fiscal years beginning after September 15, 2012, including interim periods with early adoption permitted.  The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS

Our consolidated financial statements for the years ended June 30, 2012 and 2011 are included as a separate section of this report being on page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management’s Assessment

Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2012 based on the framework in Internal Control-Integrated Framework , published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2012.

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

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In October 2012, the Company sold an aggregate of 300,000 shares of the Company’s common stock and a warrant to purchase 249 shares of Class B common stock of RBMS to three investors of the Company for $30,000.

On October 15, 2012, the Company issued 300,000 shares of common stock at $0.20, per share, for legal services pursuant to an agreement dated April 23, 2012.

In October, 2012, the Company issued an aggregate of 62,253 shares of common stock at $0.30, per share, to the investment banker in connection with financings.

On November 8, 2012, the Company issued 100,000 shares of common stock at $0.15, per share, in settlement of accounts payable.

In December 2012, the Company issued an aggregate of 1,400,000 shares of common stock, at $0.20, per share, for compensation to employees valued at $280,000.

In December 2012, the Company issued 20,000 shares of common stock at $0.20, per share for consulting services.

In January 2013, the Company issued 1,200,000 shares of common stock at $0.20, per share for legal services.

In February 2013, the Company the Company converted 50 shares of Series A Preferred stock to 723,534 shares of common stock at a conversion rate of $.10, per share, including accrued dividends, penalty and interest.

In March 2013, the Company issued 50,000 shares of common stock at $0.20, per share, for repayment of loans on behalf of RBMS.

In May 2013, the Company issued 2,000,000 shares of common stock at $0.20, per share, for loan collateral.

In June 2013, the Company issued 92,400 shares of common stock @ $0.20, per share, for interest on note payable.

In June 2013, the Company issued 50,000 shares of common stock @ $0.20, per share for repayment of loan on behalf of RBMS.

In June 2013, the Company issued an aggregate of 1,280,000 shares of stock and a warrant to purchase 1,280,000 shares of common stock as compensation to officers and affiliates of the Company.  The warrant is exercisable at $0.20, per share, for 5 years.

In July 2013, the Company issued 164,671 shares common stock @ $0.10, per share for repayment of note payable and accrued interest.

In July 2013, the Company issued a warrant to purchase 100,000 shares of common stock exercisable at $0.15, per share for 5 years.

Convertible Notes and Warrant

On September 6, 2012, the Company issued a promissory note in the amount of $80,000, with 185,000 shares of common stock as interest. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan.  As of July 15, 2013, no payments have been made on the promissory note.

On January 14, 2013 the Company entered into a non-exclusive agreement with an investment banker, financial advisor and consultant for a term of six months.  The investment banker is entitled to a cash placement fee of 8% of the total purchase price of the Company’s securities sold, adjusted by the exercise of any investor  warrants, in connection with a placement resulting from the investment banker’s introduction.  In addition, the banker shall receive a placement fee equal to 4% of the total purchase price of the Company’s securities sold and a warrant to purchase common shares of the Company equal to 8% of the funds raised, as defined. If the investment banker introduces the Company during the term to a transaction which becomes a merger, acquisition, joint venture or similar transaction, the Company shall pay the banker a fee in combination of stock and cash that reflects the exact percentage of stock and or cash used for the transaction, as defined.

On June 10, 2013, the Company agreed to sell up to an aggregate of $250,000 in convertible promissory notes under a securities purchase agreement (Agreement) with an aggregate stated value equal to the purchaser’s subscription amount and a warrant to purchase up to a number of shares of common stock equal to 100% of the purchaser’s subscription amount divided by $0.15 with an exercise price of $0.15 exercisable immediately with a term of five years.

 On June 10, 2013, under the Agreement, the Company issued a two-year, 10% convertible promissory note in the amount of $20,000 to an investor.  121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 210 days from the issue date, the conversion price per share shall be $0.15; after 210 days from the issue date, the conversion price shall be $0.10; subject to adjustment as defined. . The investor also was issued a five year common stock purchase warrant for the purchase of up to 133,334 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.   In addition, if while the warrant is outstanding, the Company effects a merger or consolidation, sells all of its assets or enters into other specifically defined transactions, the warrant will be exercisable into shares of the surviving entity as defined.

On July 2, 2013, under the Agreement, the Company issued four two-year, 10% convertible promissory notes in the amount of $10,000 each.  The investors also were issued a five year common stock purchase warrant for the purchase of up to 67,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.

Under the Agreement, on July 2, 2013, the company issued a five year common stock purchase warrant for the purchase of up to 100,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.

None of the securities issued in connection with the transaction were registered under the Securities Act of 1933, as amended (the Act”) and the Company relied on the registration exemption provided by Section 4(2) of the Act.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth, as of June 30, 2012, the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed.  There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.  Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has three Directors.

NAME	AGE	POSITION

John Paulsen	50	Chairman and CEO
Dual Cooper	69	President and COO
Jeff Bacigalupi	43	CFO
Dennis Piotrowski	71	Director
Dr. William N. Thompson	71	Director
William J. (Jeff) Marshall	56	Director

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

Jeff Bacigalupi.  Mr. Bacigalupi has been CFO of the Company from October, 2011 to June 2013.  Mr. Bacigalupi brings over a decade of capital markets experience including buy and sell-side investment banking transactions in the hospitality, logistics and manufacturing industries.  Mr. Bacigalupi most recently served as Managing Director, Investment Banking at Leonard Capital Markets from 2010 to 2011.  His capital markets experience includes serving as Senior Vice President, Institutional Sales at Capstone Investments from 2008 to 2010; Institutional Derivative and Equity Sales at Susquehanna International Group in Chicago from 2006 to 2007; and Vice President, Institutional Sales with Sanford C. Bernstein in New York from 2000 to 2006.  Mr. Bacigalupi also has transaction experience from his time employed as Senior Associate with Deloitte & Touche’s Corporate Finance Group.  Mr. Bacigalupi earned his MBA from the Ross School of Business at the University of Michigan in 2000 and BA in Political Economy from James Madison College at Michigan State University in 1993. Mr. Baciagalupi’s investment banking and industry experience make him well-qualified to serve on, and a valuable member of, our management team.

On June 20, 2013, Mr. Alan J. Bailey was appointed as Chief Financial Officer to replace Jeff Bacigalupi who resigned in June 2013.  Mr. Bailey is a finance veteran in the entertainment industry having served as a Senior Financial Executive of Paramount Pictures for 35 years, including being its Treasurer.  Alan has substantial experience in cash management, financial reporting, audit and compliance, corporate and structured finance, and financial planning, and is considered to be one of the industry’s leading experts in maximizing both domestic and international production incentives.

Dennis Piotrowski.  Mr. Piotrowski was been a director of the Company since May 2009.  Mr. Piotrowski has been an independent consultant to Coast Casinos and various Native American Tribes from January 2005 to January 2006 when he became executive vice president and director of the Company.  Prior to January 2005, Mr. Piotrowski served in various general manager or executive positions with the following casinos:  Caribe Gaming in Aruba, Panama City, and Colorado, the Horseshoe Hotel & Casino in Las Vegas, Nevada, the Silver Nugget Casino in Las Vegas, Nevada, and the Lady Luck Casino in Las Vegas Nevada.  Mr. Piotrowski attended the University of Detroit from 1959 to 1960, the American Institute of Banking from 1962 to 1964 and Wayne State University from 1965 to 1974. Mr. Piotrowski’s experience with us, in the gaming industry, and with tribal interests in the industry, make him well-qualified to serve on, and a valuable member of, our Board of Directors

Dr. William N. Thompson.  Dr. Thompson has been a director of the Company since May 2009.  Dr. Thompson received a B.A. from Michigan State University, an M.A. from Michigan State University, and a Ph.D. in Political Science – Public Administration from the University of Missouri-Columbia.  He has been a professor at the University of Nevada, Las Vegas since 1988 and prior to that date; Dr. Thompson held various professorial positions at the University of Nevada, Las Vegas, Troy State, and Western Michigan University.  Dr. Thompson has written extensively on the gaming industry.  Dr. Thompson’s experience with us, and his knowledge of the gaming industry, make him well-qualified to serve on, and a valuable member of, our Board of Directors

William J. (Jeff) Marshall was appointed chief executive officer and a member of our Board of Directors on February 3, 2008.  He has also served as Chairman of the Board since February 2008.  From 2006 to 2008, Mr. Marshall served as Managing Partner of CRT Private Equity, the private equity investment arm of CRT Capital Group which absorbed RockRidge Capital Partners in 2006 which Mr. Marshall was the Founder & Senior Managing Partner from 2002 to 2006. From 1996 to 2002, Mr. Marshall was the Senior Managing Partner at VantagePoint Venture Partners with over $3.5 billion under management and four technology investment funds.  From 1985 to 1996, Mr. Marshall was a Senior Managing Director, Chief Technology Officer and Head of the Communications Technologies Group (CTG) at Bear Stearns, where, in addition to his other duties, he worked with the Corporate Finance and Technology Group advising both public and private companies on financing, mergers and acquisitions and other strategic transactions.  Mr. Marshall was a member of the board of directors of the Securities Industry Association Technology Committee from 1989 to 2005.  He is a graduate of New York University in Finance and Computer Applications and Information Systems (B.S.), and the Harvard Management Program in Strategic Technology and Business Development.  Mr. Marshall’s experience with us, and his capital markets experience, make him well-qualified to serve on, and a valuable member of, our Board of Directors.

Mr. Marshall passed away in January 2013 and his position has not yet been replaced.

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

Independence of Directors

Our Board of Directors has determined that Mr. Piotrowski, Dr. Thompson and Mr. Marshall were independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act.

Audit Committee

The Board of Directors does not have an Audit Committee and the entire Board serves as our Audit Committee. Mr. Marshall, who was independent, qualifies as a “financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Board of Directors does not have a Compensation Committee and the entire Board serves as our Compensation Committee, except that the independent members of the Board are responsible for reviewing and approving the compensation of the Chief Executive Officer.

Communications with the Board of Directors

The Board of Directors has not adopted a formal shareholder communication policy for shareholders wishing to communicate with the Board as a whole or individual members of the Board of Directors. Shareholders wishing to communicate with the Board of Directors, or specified individual members of the Board of Directors, can send communications to the Board of Directors and, if applicable, to the specified individual directors in writing c/o John Paulsen, 932 Spring Street, Petoskey, Michigan 49770. We do not screen such mail and all such letters will be forwarded to the intended recipient.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During the fiscal year ended June 30, 2012, the Board of Directors held 1 regular meeting in person and 11 special telephonic meetings.  Each regular meeting was attended by all of the members of the Board. Each of the independent directors attended all of the meetings of the Board of Directors when serving as the Audit Committee or the Compensation Committee.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in person annual meeting of shareholders in 2012.

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

Discretionary Annual Bonus. In addition to base salaries, our Board of Directors has the authority to award discretionary annual bonuses to our executive officers. In 2012, the Board of Directors did not award any cash bonuses. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the Board of Directors believes to be value-creating milestones. Our annual bonus, if any, is paid in cash in an amount reviewed and approved by our Board of Directors. Each executive officer is eligible for a discretionary annual bonus.

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
Summary compensation table

Name and principal position	Year	Salary	Stock Awards	Total
John Paulsen (CEO since 2006) (1)	2012	$4,492	$80,000	$84,492
	2011	$26,694	$418,187	$444,881
	2010	$21,781	0	$21,781
Dual Cooper (COO since 2006) (2)	2012	$27,061	$100,000	$127,061
	2011	$40,500	$403,657	$444,157
	2010	$28,994	$0	$54,072
__________
1.	Mr. Paulsen became President and CEO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named Chairman of the Board of Directors.
2.	Mr. Cooper served as COO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named President.

Columns for bonus, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table as all amounts are $0.

Grants of plan-based awards

There were no grants of plan-based awards during the year to the named individuals.

Outstanding equity awards at fiscal year-end

There were no options or warrants outstanding at June 30, 2011 or June 30, 2012, for the named individuals.

Option Exercises

There were no option exercises or stock remaining unvested during the years ended June 30, 2011 or June 30, 2012, for the named individuals.

Pension Benefits

The named individuals are not covered by a pension plan.

Nonqualified defined contribution and other nonqualified deferred compensation plans

We do not have a nonqualified defined contribution or deferred compensation plan.

Potential payments upon termination or change-in-control

There are no potential payments upon termination or change-in-control for the named individuals.

Compensation of Directors

Director	Cash Compensation	Common Stock Grant	Value at Time of Grant	Total Compensation
William J. Marshall
-2012	$0	150,000	$30,000	$30,000
-2011	$0	20,000	$4,800	$4,800
Dr. William N. Thompson
-2012	$0	150,000	$30,000	$30,000
-2011	$0	20,000	$4,800	$4,800
Dennis Piotrowski
-2012	$0	150,000	$30,000	$30,000
-2011	$0	20,000	$4,800	$4,800

Compensation committee interlocks and insider participation

None of our executive officers serves, nor served in 2011 or 2012, on the board of directors or compensation committee of another company with an executive officer serving on our Board of Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of July 31, 2013, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of July 31, 2013, there were 45,863,609 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	John Paulsen	5,989,030(1)	13.06%
	932 Spring Street
	Petoskey, MI 49770

Common	Dual Cooper	2,916,937(2)	6.36%
	932 Spring Street
	Petoskey, MI 49770

(1)
Includes: 100,000 shares held by Metrolink Charter, a limited liability company owned by Mr. Paulsen’s spouse; 2,990,936 shares owned by Mr. Paulsen jointly in its entirety with his spouse; 698,094 shares owned by Mr. Paulsen’s spouse; and 1,700,000 shares held by Mr. Paulsen’s spouse for the benefit of his minor children. Does not include 50,000 shares held by Mr. Paulsen’s adult brother, as to which Mr. Paulsen disclaims beneficial ownership.

(2)	Owned solely and directly.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of July 31, 2013, the most recent practicable date. As of July 31, 2013, there were 45,863,609 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. There are no options outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	John Paulsen, CEO and Chairman	5,489,030(2)	13.06%

Common	Dual Cooper, President and COO	2,916,937(3)	6.36%

Common	Dennis Piotrowski, Director	1,983,333(3)	4.32%

Common	Jeff Bacigalupi, CFO	1,334,667(3)	2.91%

Common	Dr. William N. Thompson, Director	266,000(3)	*%

Common	William J. Marshall, Director	170,000(3)	*%

Common	All officers and directors as a Group (6 persons)	12,659,967	27.60%

*less than 1%

(1)	The address for each shareholder is 932 Spring Street, Petoskey, MI 49770.

(2)
Includes:  100,000 shares held by Metrolink Charter, a limited liability company owned by Mr. Paulsen’s spouse; 2,990,936 shares owned by Mr. Paulsen jointly with his spouse; 698,094 shares owned by Mr. Paulsen’s spouse; and 1,700,000 shares held by Mr. Paulsen’s spouse for the benefit of his minor children. Does not include 50,000 shares held by Mr. Paulsen’s adult brother, as to which Mr. Paulsen disclaims beneficial ownership.

(3)	Owned solely and directly.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The loan payable-stockholder of $792,454, as of June 30, 2011, was payable on demand with interest at 12%.  Subsequent to June 30, 2011, the Company issued 4,240,000 shares of common stock to RBL and its affiliates as repayment of loan payable stockholder of $848,000, $0.20, per share

As of June 30, 2012, Kelly Paulsen, wife of John Paulsen, our CEO owned 710 members’ shares of RBMS, an affiliate of ours, which represented 1.1% ownership in RBMS.

As of June 30, 2012, Mr. Cooper owned 51 shares of RBMS, which represented .07% ownership in RBMS.

At June 30, 2012, there was no compensation owed Mr. Paulsen.

At June 30, 2012, there was no compensation owed Mr. Cooper.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective as of January 10, 2011, our independent registered public accounting firm, Most & Company, LLP, combined its practice with Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman,  LLP. As a result, Most & Company resigned as our independent registered public accounting firm and Schulman Lobel, as successor to Most & Company, became our independent registered public accounting firm. The engagement of Schulman Lobel was approved by our board of directors acting as our audit committee.

Audit Fees:

For the fiscal years ended June 30, 2012 and 2011, audit fees billed for professional services rendered for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC, were as follows:

2012	$25,000

2011	$85,000

Audit Related Fees:

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the years ended June 30, 2012 and 2011, no audit-related fees were billed by Schulman Lobel.

Tax Fees:

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended June 30, 2012 and 2011, no tax fees were billed by Schulman, Lobel .

Other Fees:

No other fees were billed by our independent auditors in respect of the fiscal years ended June 30, 2012 and 2011.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended June 30, 2012, with our management. In addition, our board of directors has discussed with Schulman Lobel, our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. I (Independence Discussions with Audit Committees) and our board of directors have discussed the independence of Schulman Lobel with that firm.

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

   *filed herewith
**submitted herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August _____, 2013.

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

Title	(Capacity)	Date

/s/ John Paulsen
John Paulsen	Chairman and CEO

/s/ Dual Cooper
Dual Cooper	President, COO and Director

/s/ Alan J Bailey
Alan J. Bailey	CFO

/s/ Dr. William N. Thompson
Dr. William N. Thompson	Director

/s/ Dennis Piotrowski
Dennis Piotrowski	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rotate Black, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Rotate Black, Inc. and Subsidiary as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended June 30, 2012.   Rotate Black, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rotate Black, Inc. and Subsidiary as of June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman, LLP

New York, New York

August 26, 2013

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	JUNE 30,
	2012	2011
ASSETS
Current Assets
Cash	$8,671	$-
Prepaid expenses	6,501	23,641

Total current assets	15,172	23,641

Fixed assets - net	2,247	11,104
Casino construction in progress	538,853	-
Land purchase deposit	437,688	8,470,674
Investment in RBMS	-	65,519
Deferred development costs	-	52,278
Deferred casino development costs	1,149,017	-
Security deposit	3,600	3,600

TOTAL ASSETS	$2,146,577	$8,626,816

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,290,633	$950,250
Accrued salaries	1,027,723	351,137
Redeemable Preferred Series A Stock	190,000	190,000
Note payable - insurance	-	2,074
Loan payable - stockholder	85,846	792,455
Dividends payable	36,933	-
Mortgage payable - Big Easy vessel	2,975,000	-
Note payable - Big Easy vessel	600,000	-
Accrued interest on mortgage and note payable	1,665,614	-
Note payable - truck - current portion	408	5,712

Total current liabilities	8,872,157	2,291,628

Mortgage payable - Big Easy vessel	-	2,975,000
Note payable - Big Easy vessel	-	600,000
Accrued interest on mortgage and note payable	-	642,576
Convertible promissory note payable	16,458	-
Beneficial conversion feature	47,000	-
Warrant liability	98,372	-
Note payable - truck	-	2,539

TOTAL LIABILITIES	9,033,987	6,511,743

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized; 33,228,896 and 22,138,849
shares issued and outstanding as of
June 30, 2012 and 2011, respectively	33,229	22,139

Class A Preferred Stock Units, $0.001 par value, 45 Units
authorized, issued and outstanding as of June 30, 2012	1,750,000	-

Class B Preferred Stock Units, $0.001 par value, 2,687 Units
authorized, issued and outstanding as of June 30, 2012	725,000	-

Additional paid-in-capital	21,273,014	19,076,687

Accumulated deficit	(29,150,503)	(16,983,753)

Noncontrolling Interest	(1,518,150)	-

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(6,887,410)	2,115,073

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,146,577	$8,626,816

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended June 30,
	2012	2011

Revenue	$180,000	$517,980

Operating expenses
Salary expense	252,850	379,615
Stock based compensation	1,269,417	912,378
General and administrative expenses	1,366,659	713,943
Loss on sale of Rotate Black Gaming, Inc.	-	6,843,246
Loss on sale of Big Easy Gaming Vehicle	-	4,191,891
Write-off investment in joint venture	-	73,938
Write-off of deferred development costs	138,507	-
Write-off of deferred casino development costs	1,073,929
Settlement of derivative liability	-	(167,127)
Equity investment loss	-	116,497
Adjustment in fair market value of Preferred Series A Stock	-	91,500
Dividends on Redeemable Preferred Series A Stock	31,233	5,700
Loss on impairment of land purchase deposit	8,032,986	-
Change in fair value of conversion feature	(310)	-
Interest expense and amortization of beneficial conversion feature	1,048,151	711,732

Total expenses	13,213,422	13,873,313

Net Loss	$(13,033,422)	$(13,355,333)

Net Loss Attributable to Noncontrolling Interest	$1,518,150	$-

Net Loss Attributable to Shareholders	$(11,515,272)	$(13,355,333)

Basic and diluted net loss per common share	$(0.42)	$(0.69)

Basic and diluted average
common shares outstanding	27,525,464	19,454,298

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Series A Preferred Units		Series B Preferred Units		Additional
	Number of		Number of		Number of		Paid-in	Accumulated	Controlling	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest

Balance - June 30, 2010	16,599,829	$16,600	42	$1,625,000	848	$50,000	$17,673,413	$(4,850,386)	$14,514,627	$(1,338,178)

Common stock sold for cash	20,000	20	-	-	-	-	4,980	-	5,000	-

Common stock issued in connection with
consulting services rendered	1,129,526	1,130	-	-	-	-	321,145	-	322,275	-

Series A Preferred Common Stock Units sold	-	-	3	125,000	-	-	-	-	125,000	-

Series B Preferred Common Stock Units sold	-	-	-	-	41	50,000	-	-	50,000	-

Series B Preferred Common Stock Units issued
for services rendered	-	-	-	-	246	250,000	-	-	250,000	-

Common stock issued in connection with
legal services rendered	460,224	460	-	-	-	-	153,386	-	153,845	-
						-
Common stock issued in repayment of a loan	80,000	80	-	-	-	-	15,920	-	16,000	-
						-
Common stock issued as compensation	2,000,000	2,000	-	-	-	-	398,000	-	400,000	-
						-
Common stock issued to board members	40,000	40	-	-	-	-	9,560	-	9,600	-
						-
Common stock issued in payment of
loan payable - stockholder	1,600,000	1,600				-	318,400	-	320,000	-

Common stock issued for settlement of						-
derivative liability	139,270	139	-	-	-	-	52,784	-	52,923	-
						-
Common stock issued for settlement of						-
accounts payable	50,000	50	-	-	-	-	10,962	-	11,012	-
						-
Warrant granted to investment banker	-	-	-	-	-	-	22,658	-	22,658	-
						-
Shares issued to investment banker	20,000	20	-	-	-	-	3,980	-	4,000	-
						-
Warrants sold with Series A Preferred Stock	-	-	-	-	-	-	91,500		91,500	-
						-
Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(25,430)
						-
Sale of Gaming and noncontrolling interest	-	-	-	-	-	-	-	1,221,966	1,221,966	1,363,608
						-
Net loss attributable to controlling interest	-	-	-	-	-	-	-	(13,355,333)	(13,355,333)	-

Balance - June 30, 2011	22,138,849	22,139	45	1,750,000	1,135	350,000	19,076,687	(16,983,753)	4,215,073	-

Common stock issued in connection with
legal services rendered	200,000	200		-	-	-	39,800	-	40,000	-

Common stock issued as compensation	5,847,089	5,847		-	-	-	1,163,570	-	1,169,417	-

Series B Preferred Common Stock Units sold	-	-		-	1,552	375,000	-	-	375,000	-

Common stock issued to board members	300,000	300		-	-	-	59,700	-	60,000	-

Common stock issued in payment of
loan payable - stockholder	4,240,000	4,240		-	-	-	843,760	-	848,000	-

Common stock issued for investment in
Rotate Black, MS LLC	430,000	430		-	-	-	89,570	-	90,000	-

Cashless warrants exercised	72,958	73		-	-	-	(73)	-	-	-

Effect of consolidation of RBMS and elimination
of investment loss	-	-	-	-	-	-	-	(651,478)	(651,478)

Net loss	-	-		-	-	-	-	(11,515,272)	(13,033,422)	1,518,150

Balance - June 30, 2012	33,228,896	$33,229	45	$1,750,000	2,687	$725,000	$21,273,014	$(29,150,503)	$(6,887,410)	$1,518,150

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,033,422)	$(13,355,333)
Adjustments to reconcile net loss to cash
provided by operating activities:
Deconsolidation of Rotate Black Gaming, Inc. (RBG)	-	6,843,246
Effect of consolidation of RBMS	(566,239)	-
Sale of Big Easy Gaming Vessel	-	4,191,891
Stock-based compensation	1,229,417	912,378
Issuance of Series A Preferred and B Common Stock Units for services	550,000	-
Stock issued for legal services	40,000	-
Warrants granted with Series A Preferred Stock	-	91,500
Dividends payable	36,933	-
Write-off of investment in joint venture	-	73,938
Write-off of deferred development costs	52,278	-
Write-off of casino deferred development costs	1,073,929	-
Loss on impairment of land purchase deposit	8,032,986	-
Depreciation and amortization	8,857	214,066
Amortization and changes in beneficial conversion feature and warrant liability	11,830	-
Noncontrolling interest	-	25,430
Changes in assets and liabilities:
Prepaid expenses	(24,640)	(3,105)
Accounts payable and accrued expenses	1,611,386	981,760
Accrued interest on mortgage and note payable	1,023,038	642,576
Derivative liability	-	(167,127)
Contingent liability	-	102,000

Net cash provided by operating activities	46,353	553,220

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets (net of notes payable of $2,975,000 and $600,000 in 2010)	-	(590,408)
Investment In RBMS	155,519	(188,512)
Casino construction in progress	(406,219)	-
Deferred casino development costs	(443,456)	-
Proceeds from sale of RBG	-	15,000
Deferred development costs	-	(94,585)
Decrease in deferred financing fee	-	25,000

Net cash used in investing activities	(694,156)	(833,505)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - stockholder	141,391	86,362
Proceeds from sales of common stock	-	5,000
Proceeds from note payable	150,000	-
Sale of Redeemable Series A Preferred Stock	-	190,000
Sale of RBMS Series A and B Preferred Units	375,000	-
Payment of note payable - insurance	(2,074)	2,074
Payments of note payable - truck	(7,843)	(4,377)

Net cash provided by financing activities	656,474	279,059

Net increase (decrease) in cash	8,671	(1,226)

Cash, beginning of period	-	1,226

Cash, end of period	$8,671	$-

Noncash Transactions:

Increase in net assets due to consolidation of RBMS	$1,514,041	$-

Issuance of common stock in equity investment	$90,000	$166,000

Issuance of common stock in payment of due to stockholder	$848,000	$320,000

Issuance of Series A and B Preferred Common Stock Units for services	$550,000	$486,000

Issuance of common stock in payment of accounts payable	$-	$149,574

Issuance of common stock in settlement of derivative liability	$-	$52,923

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

On May 28, 2010, the Company, Rotate Black, LLC (RBL), an entity under common control with the Company, and an officer of the Company formed Rotate Black MS, LLC (RBMS), a Mississippi limited liability company, to own, develop and manage the operations of a casino resort to be located on the property adjacent to the Gulfport, MS marina.  RBMS’s initial strategy was to secure an existing gaming vessel, move the vessel to the Gulfport site, and build land assets on that site to support the gaming vessel.  Subsequently, RBMS changed its strategy to an entirely land-based casino. In August 2012, the Company entered into an Indicative Summary of Terms and Conditions with debt and equity investors related to a proposed financing for the Gulfport Casino Hotel Project to be developed by RBMS (Borrower).  The proposed financing is for up to $101,800,000 for the development, design, construction, financing, ownership, operation and maintenance of an approximately 191,000 square foot land based, four star casino, including gaming, restaurant, bar and support space and an adjacent 205-room hotel in Gulfport, Mississippi.

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

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in September 2013 as well as an approval of its lender to facilitate the financings of this operation. As of June 30, 2012, the entity was inactive.

On January 11, 2011, the Company entered into a management agreement whereby a new to-be-formed wholly-owned subsidiary of the Company would act as manager for a proposed casino and entertainment destination on the Louis Bull Indian Reserve near Edmonton, Canada.  As of July 31, 2013, the project is awaiting final approval from Alberta Liquor and Gaming, which is expected in fall 2013 (Note 10).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, Rotate Black, OK, LLC. (OKL).  In addition, at June 30, 2012, the Company has included the financial statements of RBMS in the accompanying consolidated financial statements. (Note 7).

Investments in 50% or less owned entities without controlling influence by the Company are accounted for using the equity method. Under the equity method, the Company recognizes its ownership share of the income and losses of the equity entity. Through June 30, 2011, the Company recognized an equity interest in RBMS. (Note 7).

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of June 30, 2012 and June 30, 2011, they were not included in the calculation of earnings per share because their inclusion would have been considered anti-dilutive.  As of June 30, 2012 and June 30, 2011, there were 3,900,000 and 2,021,333, respectively, total common stock equivalents.

Leases

Rent expense is recognized on the straight-line basis over the term of the lease.

Recent Accounting Pronouncements

In February 2013, The Financial Accounting Standards Board Issued FASB ASU 2013-02 Comprehensive Income (Topic 220) Reporting of Amounts reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update seek to obtain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are note required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross reference other disclosures required under U.S. GAAP that provide additional detail about these amounts.  The amendment is effective prospectively for reporting periods beginning after December 15, 2012.  For non-public entities, the amendments are effective prospectively for reporting periods beginning December 15, 2013.  Early adoption is permitted.  The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

In July 2012, The Financial Accounting Standards Board Issued FASB ASU 2012-02 Intangibles-Goodwill and other (Topic 350), Testing indefinite-Lived Intangible Assets and Impairment.  The FASB amended the standards for testing indefinite-lived intangible asset for impairment to guidance that is similar to the guidance for goodwill impairment testing.  An entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset if an entity determines that it is more likely then not that the asset is impaired.  The objective of the amendment is to reduce the cost and complexity of performing impairment and to improve consistency in the impairment testing guidance among long lived asset categories. These amended standards are to be applied for fiscal years beginning after September 15, 2012, including interim periods with early adoption permitted.  The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $29,150,503 and negative working capital of $8,856,985, as of June 30, 2012 and further losses are anticipated. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell registered and unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of June 30, 2012 and 2011, property and equipment consisted of the following

	2012	2011

Gaming vessel	$-	$4,854,908
Truck	-	39,761
Furniture and fixtures	8,490	8,490
Office equipment	23,289	23,290
	31,779	4,926,449
Less accumulated depreciation	(29,532)	(263,708)
Sale of Gaming Vessel	-	(4,651,637)
	$2,247	$11,104

On June 10, 2010, the Company purchased The Big Easy, a gaming vessel for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of $414,500 and cash of $275,000. As of September 17, 2010, both notes were in default and the interest rate was increased to 20%, per annum. As of June 30, 2011, the Big Easy was sold at public auction at a loss of $4,191,891.

On December 1, 2011, the Company transferred ownership of the Company truck to an officer without consideration.  The vehicle had a net book value of $0 at the date of transfer.

Casino construction in progress totals $538,853 and represents expenses related to the architectural design of the casino.

For the years ended June 30, 2012 and 2011, depreciation expense was $8,857 and $214,066, respectively.

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

In response to the equity investor, RBMS changed its strategy toward the construction of an entirely land-based casino.  On June 20, 2011, the Company agreed to amend its management agreement with RBMS to facilitate a $15.0 million equity financing for the Gulfport Project.  Under the new terms of the proposed agreement, the Company will receive from the closing of the equity financing to the opening date of the casino, a management fee of $200,000, per month, not to exceed $1,000,000, in total, prior to the opening of the casino.

As of June 30, 2011, in conjunction with the sale of the Big Easy Gaming Vessel (Note 9) and commencement of the Gulfport Project, the Company made an adjustment related to its investment in RBMS. The Company recognized 46.6% of the loss of RBMS as of June 30, 2011, reclassified the accrual of approximately seven months of management fees due from RBMS, and eliminated intra-entity revenues and expenses totaling $452,020.  As a result, the Company reported $517,980 in management revenue for the year ended June 30, 2011.

As of June 30, 2012, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS now lack the direct and indirect  ability to make decisions about the entity’s activities and have determined that that the Company is the primary beneficiary of RBMS.  As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

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

7. INVESTMENT IN RBMS

Upon formation of RBMS and the commencement of the management agreement, the Company, RBL and an officer of the Company owned an aggregate 46.6% of the voting interests of RBMS and the remaining units were sold to outside investors. Through June 30, 2011, the Company accounted for its investment in RBMS on the equity method in accordance with ASC 810-10; as it did not meet all the requirements of a variable interest entity to consolidate; the outside equity investors were not protected from the losses of the entity nor were they guaranteed a return by the legal entity; the outside equity investors expected residual returns that were not capped by any arrangements or documents with other holders;  and the percent of ownership will be diluted by future financing of RBMS.

As of June 30, 2012, Management evaluated and determined that,  at the present time, the variable interest holders lack the direct and indirect ability to make decisions about the entity’s activities and has determined that that the Company is the primary beneficiary of RBMS.   As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.  The Company owned an aggregate of 24.81% of the voting interest of RBMS, therefore a non-controlling interest representing 75.19% of the net loss of RBMS has been reflected on the Statement of Operations as of June 30, 2012.  In consolidation, the Company recorded an adjustment to retained earnings of $651,478; the difference between the opening balance of retained earnings of RBMS of $1,219,995 and the prior equity loss recorded by the Company of $568,517.

In connection with the proposed terms of the funding of the Gulfport Casino Hotel Project (Note 6), holders of Class A Units of RBMS have agreed to convert their units into B Units to facilitate the financing of the Gulfport project.  Upon closing, the equity investor will own 60,000 B Units out of 100,000 authorized and 70,588 outstanding, or 85% of RBMS. In addition, upon closing, RBMS will issue 29,412 warrants at an exercise price of $0.01, to all other investors based on pre-negotiated percentages. Assuming all warrants are exercised, the equity investor will be diluted to a 60% ownership. The Company will own at closing, B units and warrants that represent approximately 10% of the fully diluted RBMS shares. Closing is anticipated to be on or before December 15, 2013.

Ground Lease

Effective October 20, 2010, RBMS entered into a ground lease for the nine and a half acre site for the Gulfport Project.  The Preliminary Term, as defined, remains in effect until the earliest of the ninth month following the effective date or the date gaming operations begin on the leased property.  During the Preliminary Term, rent would be equal to $20,000, per month with no payment required until the earlier of the date the Lessee commences construction on the premises or February 1, 2011. RBMS did not receive approval to proceed with the development of the casino from the Mississippi Gaming Commission on or prior to March 1, 2011, and the lease terminated with no obligations due.

Due to delays, the lease was amended on October 21, 2011 for a term through October 31, 2069, with a fee payable of $25,000 to enter into the amended and restated lease and $50,000 as the initial base rent payment.  After the commencement of gaming operations, RBMS will pay an annual minimum base rent of $600,000, as defined. On March 13, 2012 this ground lease was amended and extends the date for RBMS to obtain approval to proceed to April 30, 2012.  In consideration of this extension, RBMS agreed to pay a fee of $50,000. An additional extension was entered into May 1, 2012 extending the approval date to August 31, 2012 and RBMS agreed to pay a fee for the extension of $110,000.  On August 18, 2012 the RBMS received its Approval to Proceed from the Mississippi Gaming Commission.

On April 9, 2012, the Mississippi Gaming Commission granted to RBMS approval as a legal gaming site for a 9.5 acre site located in Gulfport Mississippi, however, on May 17, 2012 the Commission denied the application to proceed with construction of the casino resort.

8. THE BIG EASY GAMING VESSEL

On June 10, 2010, the Company purchased The Big Easy, a gaming vessel for the Gulfport Project, for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of $414,500 and cash of $275,000. The Secured Note is collateralized by the gaming vessel and both notes are guaranteed by an officer of the Company. The Secured Note was payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. Since September 17, 2010, both notes have been in default and the interest rate was increased to 20%, per annum.

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable has consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  As of July 31, 2013, the Company has not repaid the principal and accrued interest by the dates stipulated in the extension and, therefore, is currently in default.  As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of June 30, 2012.

In May 2011, the equity investor informed RBMS it would not move forward with the financing of the Gulfport Project unless the casino was land based.  As a result, it was decided the vessel be sold at a public auction, however, the public sale did not yield sufficient funds to eliminate the fees and mortgage debt.  The Company received $459,746 in the reduction of accounts payable from the public sale which was paid directly to vendors of the Company. As of June 30, 2011, the Company recorded a loss of $4,191,891 on the sale of the gaming vessel.  The Company is currently in discussions with the mortgage holder and the trustee to reach an agreement to extinguish the mortgage of $2,975,000 and note payable of $600,000 through the issuance of equity.

On December 20, 2012 the Company, an officer of the Company as Guarantor entered into a Settlement Agreement (Agreement) with the Trustee for the estate of the gaming vessel which set forth terms related to the consideration to be paid by the Company to the Trustee in exchange for the release of all claims against the Company and the Guarantor, including all promissory notes, penalties, fees and interest. The Agreement is subject to the order of approval by the US Bankruptcy Court, Southern District of Florida, West Palm Division and will become effective upon the first business day of RBMS’s closing on primary equity and debt financing for not less than $100,000,000 for the design, construction and opening of a casino resort in Gulfport, MS. Pursuant to the terms of the Agreement, upon closing, the Company shall deliver to the Trustee 250,000 shares of Series B Subordinated Participating Preferred Stock in of the Company, to be designated. These Series B Preferred shares will be fully redeemed through payments to the Trustee totaling $5,000,000 and will be determined as a percentage of the Company’s gross cash receipts each year, as defined. The payments will be due on a monthly basis.  The Series B shares will be subordinated to a maximum of $2,500,000 of Series A Preferred shares.  The Series B are fully redeemable by the Company in part or in full based upon a schedule whereby the balance will be adjusted; (1) within the first three months of the closing to $2,000,000; (2) within the first 15 months of closing to $2,500,000; (3) within the first 27 months of closing to $3,000,000; (4) within the first 39 months of closing to $3,500,000; (5) within the first 51 months of closing to $4,000,000; and (5) after 51 but before 59 months of closing the Company is obligated to pay $5,000,000.  If the Series B Preferred is not redeemed on an accelerated basis or in accordance with the terms of the Agreement, the Company shall pay the Trustee the sum of $5,000,000, plus 12% interest, per annum, over the five years, with default provisions as defined.

9. ROTATE BLACK, GAMING, INC.

Development Agreement

On June 22, 2007, Gaming entered into a Development Agreement with the Seneca Nation of Indians (Nation), a Federally-recognized Indian tribal government, to act as the Developer to provide managerial expertise and financial resources to assist the Nation in acquiring land and developing and constructing a gaming facility (Facility).

Under the terms of the Development Agreement, the Company was responsible for arranging a limited recourse loan or other arrangements to finance the Facility in an aggregate principal amount of up to $350,000,000. The proceeds of the loan were to be used exclusively for the development, design, construction, furnishing and equipping of the Facility, for start-up and working capital and reimbursing the Company for development advances. Development advances are the funds advanced by the Company for necessary costs in advance of the facility loan. In accordance with the Development Agreement, development costs include the costs of the design, construction, furnishing and equipping of the Facility and such other costs incurred by the Company or by the Nation to advance the conclusion of the project, including consultant and attorney fees and costs. According to the Agreement, funds advanced as development costs, together with the development fee, would constitute the initial principal of the development loan and the funds advanced by the Company, as developer will be reimbursed from the proceeds of the Facility Loan.

A development fee of 2.5% of total development costs was to be paid to the Company for services rendered pursuant to the Development Agreement and are in addition to the amounts advanced to cover the development costs.

Management Agreement

On June 14, 2008, Gaming entered into a Management Agreement with the Nation for an exclusive right and obligation to manage, operate and maintain the gaming facility to be developed in Sullivan County, New York, commencing on the effective date, as defined, and continuing for a period of seven years after the date on which gaming commences in the facility. The term would be automatically extended for a period of seven years unless terminated under the provisions of the agreement.

Under the Management Agreement, the Nation would have paid the Company a fee based on a percent of gaming revenues, as defined.

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

Land Purchase Deposit

On May 26, 2009, the Company entered into an agreement to acquire real property in Sullivan County, New York. The purchase price for the property was 1,409,828 shares of common stock of the Company, $1,750,000 in cash on escrow and $1,750,000 in cash upon closing. On May 11, 2009, the Company issued 630,735 shares of common stock and Rotate Black, LLC transferred, on behalf of the Company, 779,093 shares of the Company’s common stock to the seller, both being held in escrow, as a deposit under the agreement. The shares were valued at $7,049,142, $5.00, per share.

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

The Company has evaluated the fair value of the land deposit and has determined that the acreage of land has a fair value in excess of the book value of the deposit recorded, however,  the value of the 2,188,441 shares of the common stock of the Company provided as a deposit on the land is not in excess of its fair value and, therefore, has recorded a loss on impairment of the land purchase deposit of $8,032,986 as of June 30, 2012. The remaining value of the deposit of $437,688 represents the current fair value of the shares at $0.20, per share.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of July 2013, the project is awaiting direction from Alberta Liquor and Gaming.  The project remains in process, however the Company has written-off the deferred costs.

11. PANAMA PROJECT

On March 17, 2011, the Company entered into an agreement (Agreement) for a proposed joint venture (Blue Water Gaming and Entertainment S.A.) (Blue Water), with Ocean Point Development Corp. (Ocean Point) to develop and manage an approximately 52,000 square foot Las Vegas style casino at the Trump Ocean Club International Hotel and Tower, in Panama City, Panama (Trump Ocean Club).  As of June 30, 2011, due to the market conditions in Panama, the Company put this project on hold and wrote off deferred costs of $73,938.  The Company is now focusing its development efforts on its Gulfport Project and is no longer pursuing this development opportunity
.
12.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  Rent is payable in advance, in annual installments.  The initial year’s rent was $46,200, increasing as defined.  The Company had an option to extend the lease for an additional three-year period.

An Agreed Judgment was filed against the Company in the 57th Circuit Court, Judicial District, State of Michigan, in the amount of $38,668 on February 25, 2011 by the landlord of the real estate lease dated August 8, 2008. On July 21, 2013 the Landlord agreed to a final payment offer for all past and current rent due through August 31, 2013 of $157,489, plus interest at 12%, payable by September 30, 2013

13.  LOAN PAYABLE – STOCKHOLDER

Loan payable –stockholder primarily consists of advances by RBL, the majority stockholder of the Company and is payable on demand, with interest at 12%.

14.  CONVERTIBLE PROMISSORY NOTE PAYABLE

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

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory note payable, the Company recorded a derivative for the embedded beneficial feature conversion on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability.  The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value.

The Company calculated the value of the conversion feature as of May 1, 2012 at $45,251, based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $3,771 in amortization expense as of June 30, 2012.

The Company calculated the value of the conversion feature at June 30, 2012, recording a loss on the change in fair market value of $1,749 as of June 30, 2012.

Warrants

As part of the issuance of certain convertible debentures, the Company recorded a derivative for the issuance of detachable warrants.    Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financing, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

The warrant was valued as of May 1, 2012 at $100,431, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .84% and the expected volatility of 108.93%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  As of June 30, 2012, the Company recorded $8,369 in interest expense.

The Company calculated the value of the conversion feature at June 30, 2012, recording a gain on the change in fair market value of $2,059 as of June 30, 2012.

The Company has reflected the value of the convertible promissory note payable in its consolidated balance sheet as follows:

	May 1, 2012	June 30, 2012

Convertible Promissory Note Payable	$150,000	$150,000
Less:	-
Beneficial Conversion Feature Discount	(45,251)	(41,480)
Warrant Discount	(100,431)	(92,062)

Total Discount	(145,682)	(133,542)

Convertible Promissory Note Payable - Net	$4,318	$16,458

In July 2013, $15,000 of the principal of the promissory note, and $1,467 in interest were repaid as a result of converting the debt to 164,671 shares of the Company’s common stock.  In connection with this financing, the investment banker received 40,000 shares of the Company’s common stock.

On July 17, 2012 and October 15, 2012, the Company sold an additional $50,000 and $39,015, respectively, of the 10% convertible promissory notes.  Warrants to purchase an aggregate of 272,530 shares of the Company’s common stock were issued in conjunction with these financings. In connection with these financings, the investment banker received a 10% promissory note for $6,000 and a warrant to purchase 34,500 shares of the Company’s common stock, under the same terms as the other notes sold, as payment for commissions on the financing. In addition, the investment banker received 22,253 shares of the Company’s common stock as commission.

On May 28, 2013, the Company sold an additional $59,000 of the 10% convertible promissory notes. In connection with this note, the Company agreed to hold 2,000,000 of its common stock as collateral for the note payable.

15. COMMON STOCK

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

In March 2012, the Company issued 80,000 shares of common stock as payment for accounts payable valued at $20,000, $0.25, per share.

In April 2012, the Company issued 150,000 shares of common stock as repayment of loans on behalf of RBMS, valued at $30,000, $0.20, per share

In April 2012, the Company issued 200,000 shares of common stock for legal services rendered valued at $40,000, $0.20, per share.

RBMS Equity

RBMS equity consists of 45 Series A Preferred Common Stock Units and 2,687 Series B Preferred Common Stock Units. $1,925,000 in Units were sold for cash from 2010 through 2012 and $550,000 in Units were issued for services rendered to the Company.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As June 30, 2012, no options were granted under the Plan.

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

As of June 30, 2012, dividends on the Series A Preferred Stock of $36,933 were accrued.

In connection with the sale of the Series A Preferred Stock, the Company paid fees of $15,200, issued 20,000 shares of common stock, valued at $4,000, $0.20, per share, and granted warrants to purchase 158,000 shares of common stock, valued at $22,658, to the investment banker.

16. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000. (Note 8)

On March 15, 2011, and April 16, 2012, the Company entered into non-exclusive agreements with an investment banker, financial advisor and consultant.  The agreements each become exclusive for 14 days following execution and then non-exclusive for a term of six months.  The Company a agreed to pay to the investment banker a cash placement fee of 8% of the total purchase price of the Company’s securities sold, adjusted by the exercise of any investor warrants, in connection with a placement resulting from the investment banker’s introduction.  In addition, the banker shall receive warrants to purchase common shares of the Company equal to 8% of the funds raised, as defined.  If the investment banker introduces the Company during the term to a transaction which becomes a merger, acquisition, joint venture or similar transaction, the Company shall pay the banker a fee in combination of stock and cash that reflects the exact percentage of stock and or cash used for the transaction, as defined.

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

17. INCOME TAXES

The Company and its subsidiaries file separate tax returns and have not filed income tax returns for the years ended June 30, 2012, 2011, 2010 and 2009 but anticipate no significant income tax expenses as a result of these filings.

On July 1, 2010, as amended, the Company and RBL entered into an agreement to sell 100% of the common stock of Gaming to Catskills Gaming and Development, LLC (Catskill).  As a result, the Company has recorded the deconsolidation of Gaming and recorded a loss of $6,843,246.

As of June 30, 2012, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

As of June 30, 2012, the Company had net operating loss carryforwards of approximately $12,687,000 to reduce future Federal and state taxable income through 2032.  However, as a result of the changes in the share ownership of the Company, future utilization of the net operating losses may be limited pursuant to Section 382 of the Internal Revenue Code.

As of June 30, 2012, realization of the Company’s deferred tax asset of $11,153,825 was not considered more likely than not and, accordingly, a valuation allowance of $11,153,825 has been provided.  There was an increase of $4,489,000 in the valuation allowance.

As of June 30, 2012 and 2011, components of deferred tax assets were as follows:

	2012		2011

Sale and deconsolidation of RBG		$-		$2,669,000
Impairment of intangible asset		3,133,000
Write-off of investment in joint venture, intangible assets and deferred expenses		54,000		28,800
Other		-		225
Net operating loss		1,302,000		2,477,800

		4,489,000		5,175,825
Allowance		(4,489,000)		(5,175,825)
	$	None	$	None

For the years ended June 30, 2012 and 2011, deferred income tax expense consisted of the following:

	2012		2011

Sale and deconsolidation of RBG		$-		$2,669,000
Impairment of intangible asset		5,749,525
Write-off of investment in joint venture, intangible assets and deferred expenses		375,000		320,600
Other		29,300		29,300
Net operating loss		5,000,000		3,645,925

		11,153,825		6,664,825
Valuation allowance		(11,153,825)		(6,664,825)
	$	None	$	None

18. SUBSEQUENT EVENTS

Common stock

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

In October 2012, the Company sold an aggregate of 300,000 shares of the Company’s common stock and a warrant to purchase 249 shares of Class B common stock of RBMS to three investors of the Company for $30,000.

On October 15, 2012, the Company issued 300,000 shares of common stock at $0.20, per share, for legal services pursuant to an agreement dated April 23, 2012.

In October, 2012, the Company issued an aggregate of 62,253 shares of common stock at $0.30, per share, to the investment banker in connection with financings.

On November 8, 2012, the Company issued 100,000 shares of common stock at $0.15, per share, in settlement of accounts payable.

In December 2012, the Company issued an aggregate of 1,400,000 shares of common stock, at $0.20, per share, for compensation to employees valued at $280,000.

In December 2012, the Company issued 20,000 shares of common stock at $0.20, per share for consulting services.

In January 2013, the Company issued 1,200,000 shares of common stock at $0.20, per share for legal services.

In February 2013, the Company the Company converted 50 shares of Series A Preferred stock to 723,534 shares of common stock at a conversion rate of $.10, per share, including accrued dividends, penalty and interest.

In March 2013, the Company issued 50,000 shares of common stock at $0.20, per share, for repayment of loans on behalf of RBMS.

In May 2013, the Company issued 2,000,000 shares of common stock at $0.20, per share, as loan collateral.

In June 2013, the Company issued 92,400 shares of common stock @ $0.20, per share, for fees to the investment banker.

In June 2013, the Company issued 50,000 shares of common stock @ $0.20, per share for repayment of loan on behalf of RBMS.

In June 2013, the Company issued an aggregate of 1,280,000 shares of stock and a warrant to purchase 1,280,000 shares of common stock as compensation to officers and affiliates of the Company.  The warrant is exercisable at $0.20, per share, for 5 years.

In July 2013, the Company issued 164,671 shares common stock @ $0.10, per share for repayment of note payable and accrued interest.

In July 2013, the Company issued a warrant to purchase 100,000 shares of common stock exercisable at $0.15, per share for 5 years.

Convertible Notes and Warrant

On September 6, 2012, the Company issued a promissory note in the amount of $80,000, with 185,000 shares of common stock as interest. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan.  As of July 15, 2013, no payments have been made on the promissory note.

On January 14, 2013 the Company entered into a non-exclusive agreement with an investment banker, financial advisor and consultant for a term of six months.  The investment banker is entitled to a cash placement fee of 8% of the total purchase price of the Company’s securities sold, adjusted by the exercise of any investor warrants, in connection with a placement resulting from the investment banker’s introduction.  In addition, the banker shall receive a placement fee equal to 4% of the total purchase price of the Company’s securities sold and a warrant to purchase common shares of the Company equal to 8% of the funds raised, as defined. If the investment banker introduces the Company during the term to a transaction which becomes a merger, acquisition, joint venture or similar transaction, the Company shall pay the banker a fee in combination of stock and cash that reflects the exact percentage of stock and or cash used for the transaction, as defined.

On June 10, 2013, the Company agreed to sell up to an aggregate of $250,000 in convertible promissory notes under a securities purchase agreement (Agreement) with an aggregate stated value equal to the purchaser’s subscription amount and a warrant to purchase up to a number of shares of common stock equal to 100% of the purchaser’s subscription amount divided by $0.15 with an exercise price of $0.15 exercisable immediately with a term of five years.

 On June 10, 2013, under the Agreement, the Company issued a two-year, 10% convertible promissory note in the amount of $20,000 to an investor.  121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 210 days from the issue date, the conversion price per share shall be $0.15; after 210 days from the issue date, the conversion price shall be $0.10; subject to adjustment as defined. . The investor also was issued a five year common stock purchase warrant for the purchase of up to 133,334 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.   In addition, if while the warrant is outstanding, the Company effects a merger or consolidation, sells all of its assets or enters into other specifically defined transactions, the warrant will be exercisable into shares of the surviving entity as defined.

On July 2, 2013, under the Agreement, the Company issued four two-year, 10% convertible promissory notes in the amount of $10,000 each.  The investors also were issued a five year common stock purchase warrant for the purchase of up to 67,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.

On July 2, 2013 the Company issued a five year warrant to purchase of up to 100,000 shares of the Company’s common stock, at a price per share of $0.15, to the investment banker in payment for commissions due.