Form 10-Q
period 2012-09-30
ROTATE BLACK INC
filed 2013-09-30
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☑

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$94	$8,671
Prepaid expenses	147,149	6,501

Total current assets	147,243	15,172

Fixed assets - net	2,645	2,247
Casino construction in progress	693,424	538,853
Land purchase deposit	440,388	437,688
Deferred casino development costs	1,380,112	1,149,017
Security deposit	3,600	3,600

TOTAL ASSETS	$2,667,412	$2,146,577

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$2,703,720	$2,290,633
Accrued salaries	1,162,654	1,027,723
Redeemable Preferred Series A Stock	150,000	190,000
Loan payable - stockholder	200,102	85,846
Dividends payable	38,030	36,933
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	1,938,134	1,665,614
Note payable - truck - current portion	916	408

Total current liabilities	9,768,556	8,872,157

Convertible promissory note payable	40,406	16,458
Beneficial conversion feature	100,503	47,000
Warrant liability	155,396	98,372

TOTAL LIABILITIES	10,064,861	9,033,987

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized; 35,140,149 and 33,228,896
shares issued and outstanding as of
September 30, 2012 and June 30, 2012, respectively	35,141	33,229

Class A Preferred Stock Units, $0.001 par value, 45 Units
authorized, issued and outstanding as of September 30, 2012
and June 30, 2012	1,750,000	1,750,000

Class B Preferred Stock Units, $0.001 par value, 2,687 Units authorized, issued and outstanding as of September 30, 2012
and June 30, 2012	725,000	725,000

Additional paid-in-capital	21,600,727	21,273,014

Accumulated deficit	(29,787,809)	(29,150,503)

Noncontrolling Interest	(1,720,508)	(1,518,150)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(7,397,449)	(6,887,410)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,667,412	$2,146,577

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2012	2011

Revenue	$-	$-

Operating expenses
Salary expense	43,877	47,494
Stock based compensation	37,000	-
General and administrative expenses	388,144	71,478
Equity investment loss	-	19,766
Dividends on Redeemable Preferred Series A Stock	7,369	8,550
Change in fair value of conversion feature	(4,051)	-
Interest expense and amortization of beneficial conversion feature	367,325	193,570

Total expenses	839,664	340,858

Net Loss	$(839,664)	$(340,858)

Net Loss Attributable to Noncontrolling Interest	$(202,358)	$-

Net Loss Attributable to Shareholders	$(637,306)	$(340,858)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted average
common shares outstanding	34,520,314	22,236,675

See notes to  financial statements

 ROTATE BLACK, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENT OF CASH FLOWS
  (UNAUDITED)

	Three Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(839,664)	$(340,858)
Adjustments to reconcile net loss to cash
provided by operating activities:
Stock-based compensation	37,000	-
Stock for interest	6,352
Dividends payable	7,370	-
Depreciation and amortization	(398)	4,415
Amortization and changes in beneficial conversion feature and warrant liability	84,475	-
Changes in assets and liabilities:
Prepaid expenses	6,232	(77,918)
Accounts payable and accrued expenses	641,138	402,589
Accrued interest on mortgage and note payable	272,520	-

Net cash provided by (used in) operating activities	215,025	(11,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment In RBMS	-	65,519
Casino construction in progress	(154,571)	-
Deferred casino development costs	(231,095)	-
Land deposit	(2,700)	-
Increase in deferred development costs	-	(25,000)

Net cash provided by (used in) investing activities	(388,366)	40,519

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in loan payable - stockholder	114,256	(13,676)
Proceeds from convertible promissory note payable	50,000	-
Payment of note payable - insurance	-	(2,074)
Payments of note payable - truck	508	(419)

Net cash provided by (used in) financing activities	164,764	(16,169)

(Decrease) increase in cash	(8,577)	12,578

Cash, beginning of period	8,671	-

Cash, end of period	$94	$12,578

Noncash Transactions:

Issuance of common stock in payment of due to stockholder	$-	$80,000

Issuance of common stock in payment toward accounts payable	$240,000	$-

Issuance of common stock for redemption of Series A Preferred Stock	$52,265	$-

Issuance of common stock for loan consideration	$37,000	$-

 See notes to financial statements

Rotate Black, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. ORGANIZATION AND OPERATIONS

Rotate Black, Inc. (Company) was incorporated in Nevada on August 2, 2006.  The Company develops, operates and manages gaming and related properties. On April 1, 2010, the Company commenced operations under the Gulfport Project management agreement and was no longer a development stage company. (Note 6)

Gulfport Project

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

Other Projects

On December 14, 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (OKL) and through the subsidiary, the Company entered into an agreement to provide casino management services to an Oklahoma Native American Tribe Casino for a term of ninety days at $30,000, per month, inclusive of all personnel needed to provide the consulting services. The Company plans to leverage this agreement to generate additional Native American gaming consulting agreements.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in November 2013 as well as an approval of its lender to facilitate the financings of this operation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended June 30, 2012. Interim results are not necessarily indicative of the results for a full year.

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, Rotate Black, OK, LLC. (OKL).  In addition, since June  30, 2012, the Company has included the financial statements of RBMS in the accompanying consolidated financial statements. (Note 7).

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of September 30, 2012 and September 30, 2011, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.  As of September 30, 2012 and September 30, 2011, there were 1,900,000 and 1,986,182, respectively, total common stock equivalents.

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

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $29,787,809 and negative working capital of $9,621,313, as of September 30, 2012 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell registered and unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of September 30, 2012 and June 30, 2012, property and equipment consisted of the following

	September 30	June 30,
	2012	2012

Furniture and fixtures	$8,490	$8,490
Office equipment	23,289	23,289
Total	31,779	31,779
Less accumulated depreciation	(29,134)	(29,532)

	$2,645	$2,247

Casino construction in progress totals $693,424 and $538,853 as of September 30, 2012 and June 30, 2012 repectively and represents expenses related to the architectural design of the casino.

For the three months ended September 30, 2012 and 2011, depreciation expense was $398 and $4,415, respectively.

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

As of June 30, 2012, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.  As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

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

As of June 30, 2012, Management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.   As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.  At June 30, 2012, the Company owned an aggregate of 24.81% of the voting interest of RBMS, therefore, a non-controlling interest representing 75.19% of the net loss of RBMS was reflected on the Statement of Operations as of June 30, 2012.  In consolidation, the Company recorded an adjustment to retained earnings of $651,478; the difference between the opening balance of retained earnings of RBMS of $1,219,995 and the equity loss recorded prior to June 30, 2012 by the Company of $568,517.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable has consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  As of September 2013, the Company has not repaid the principal and accrued interest by the dates stipulated in the extension and, therefore, is currently in default.  As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of September 30, 2012 and June 30, 2012.

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

On December 20, 2012 the Company, an officer of the Company as Guarantor entered into a Settlement Agreement (Agreement) with the Trustee for the estate of the gaming vessel which set forth terms related to the consideration to be paid by the Company to the Trustee in exchange for the release of all claims against the Company and the Guarantor, including all promissory notes, penalties, fees and interest. The Agreement is subject to the order of approval by the US Bankruptcy Court, Southern District of Florida, West Palm Division and will become effective upon the first business day of RBMS’s closing on primary equity and debt financing for not less than $100,000,000 for the design, construction and opening of a casino resort in Gulfport, MS. Pursuant to the terms of the Agreement, upon closing, the Company shall deliver to the Trustee 250,000 shares of Series B Subordinated Participating Preferred Stock in Rotate Black, to be designated  These Series B Preferred shares will be fully redeemed through payments to the Trustee totaling $5,000,000 and will be determined as a percentage of the Company’s gross cash receipts each year, as defined. The payments will be due on a monthly basis.  The Series B shares will be subordinated to a maximum of $2,500,000 of Series A Preferred shares.  The Series B are fully redeemable by the Company in part or in full based upon a schedule whereby the balance will be adjusted; (1) within the first three months of the closing to $2,000,000; (2) within the first 15 months of closing to $2,500,000; (3) within the first 27 months of closing to $3,000,000; (4) within the first 39 months of closing to $3,500,000; (5) within the first 51 months of closing to $4,000,000; and (5) after 51 but before 59 months of closing the Company is obligated to pay $5,000,000.  If the Series B Preferred is not redeemed on an accelerated basis or in accordance with the terms of the Agreement, the Company shall pay the Trustee the sum of $5,000,000, plus 12% interest, per annum, over the five years, with default provisions as defined.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty percent of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of September 2013, the project is awaiting direction from Alberta Gaming and Liquor Commission.  The project remains in process, however the Company has written-off the deferred costs as of June 30, 2012.

11.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  Rent is payable in advance, in annual installments.  The initial year’s rent was $46,200, increasing as defined.  The Company had an option to extend the lease for an additional three-year period.

An Agreed Judgment was filed against the Company in the 57th Circuit Court, Judicial District, State of Michigan, in the amount of $38,668 on February 25, 2011 by the landlord of the real estate lease dated August 8, 2008. On July 21, 2013 the Landlord agreed to a final payment offer for all past and current rent due through August 31, 2013 of $157,489, plus interest at 12%, payable by September 30, 2013

12.  LOAN PAYABLE – STOCKHOLDER

Loan payable –stockholder primarily consists of advances by RBL, the majority stockholder of the Company and is payable on demand, with interest at 12%.

13.  CONVERTIBLE AND PROMISSORY NOTES PAYABLE

May 1, 2012 Convertible Promissory Note Payable

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

The Company calculated the value of the conversion feature as of May 1, 2012 at $45,251, based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $5,572 in amortization expense as of September 30, 2012.

The Company calculated the value of the conversion feature, recording a loss on the change in fair market value of $2,884 as of September 30, 2012.

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

The warrant was valued as of May 1, 2012 at $100,431, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .84% and the expected volatility of 108.93%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  As of September 30, 2012, the Company recorded $12,554 in interest expense.

The Company calculated the value of the warrants recording a gain on the change in fair market value of $13,071 as of September 30, 2012.

In July 2013, $15,000 of the principal of the promissory note, and $1,467 in interest were repaid as a result of converting the debt to 164,671 shares of the Company’s common stock.  In connection with this financing, the investment banker received 40,000 shares of the Company’s common stock.

July 17, 2012 Convertible Promissory Notes

On July 17, 2012, the Company sold $50,000, of the 10% convertible promissory notes.  Warrants to purchase an aggregate of 194,500 shares of the Company’s common stock were issued in conjunction with these financings. In connection with these financings, the investment banker received a 10% promissory note for $6,000 and a warrant to purchase 34,500 shares of the Company’s common stock, under the same terms as the other notes sold, as payment for commissions on the financing. In addition, the investment banker received 22,253 shares of the Company’s common stock as commission.

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of July 17, 2012 at $61,327, based upon the Black Scholes model.  Since the fair value of the conversion feature exceeded the remaining proceeds to be allocated, the Company has reflected $2,749, as a discount against the convertible promissory note, amortizable as interest expense over two years. The excess of the value of the conversion feature over the proceeds was $58,578, which was recorded as interest expense on July 17, 2012.  The Company recorded $282 in amortization expense as of September 30, 2012.

The Company calculated the value of the conversion feature at September 30, 2012, recording a gain on the change in fair market value of $10,708 as of September 30, 2012.

Warrants

The warrants were valued as of July 17, 2012 at $53,251, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .76% and the expected volatility of 148.12%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  As of September 30, 2012, the Company recorded $5,456 in interest expense.

The Company calculated the value of the warrants at September 30, 2012, recording a gain on the change in fair market value of $9,298.

The Company has reflected the value of the convertible promissory notes payable in its consolidated balance sheet as follows:

	September 30, 2012	June 30, 2012

Convertible Promissory Note Payable	$200,000	$150,000
Less:	-
Beneficial Conversion Feature Discount	(30,340)	(41,480)
Warrant Discount	(129,254)	(92,062)

Total Discount	(159,594)	(133,542)

Convertible Promissory Note Payable - Net	$40,406	$16,458

Promissory Note Payable

On September 6, 2012, the Company issued a promissory note in the amount of $80,000, with 185,000 shares of common stock as interest. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan.  As of September 23, 2013, no payments have been made on the promissory note.

14. COMMON STOCK

 Common and Preferred Shares

 On April 20, 2011, the Stockholders authorized an increase the number of authorized common shares from 20,000,000 to 75,000,000, $0.001, par value, and authorized 5,000,000 preferred shares, $.01, par value.

In April 2012, the Company issued an aggregate of 200,000 shares of common stock for legal services rendered, valued at $40,000, an average of $0.20, per share, the value of the service provided.

In December 2011, the Company issued an aggregate of 5,847,089 shares of common stock to officers for services rendered, valued at $1,169,417, an average of $0.20, per share, the value of the service provided.

In December 2011, the Company issued an aggregate of 300,000 shares of common stock to board members for services rendered, valued at $60,000, an average of $0.20, per share, the value of the service provided.

In September and December 2011 and February 2012 the Company issued an aggregate of 4,240,000 shares of common stock as payment for loan payable – stockholder, valued at $848,000, $0.20, per share.

In February, March and April 2012, the Company issued an aggregate of 430,000 shares of common stock for investment in Rotate Black MS, LLC, valued at $90,000, $0.21, per share.

For the year ended June 30, 2012, the Company issued 72,958 shares of common stock for cashless warrants exercised.

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

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As September 23, 2013, no options were granted under the Plan.

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

As of June 30, 2011 the Company sold 190 Series A shares with 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years. As of September 30, 2012, none of the warrants have been exercised.

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

As of September 30, 2012, dividends on the Series A Preferred Stock of $38,030 were accrued.

In connection with the sale of the Series A Preferred Stock, the Company paid fees of $15,200, issued 20,000 shares of common stock, valued at $4,000, $0.20, per share, and granted warrants to purchase 158,000 shares of common stock, valued at $22,658, to the investment banker.

15. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000. (Note 8)

On March 15, 2011, and April 16, 2012, the Company entered into non-exclusive agreements with an investment banker, financial advisor and consultant.  The agreements each become exclusive for 14 days following execution and then non-exclusive for a term of six months.  The Company agreed to pay to the investment banker a cash placement fee of 8% of the total purchase price of the Company’s securities sold, adjusted by the exercise of any investor warrants, in connection with a placement resulting from the investment banker’s introduction.  In addition, the banker shall receive warrants to purchase common shares of the Company equal to 8% of the funds raised, as defined.  If the investment banker introduces the Company during the term to a transaction which becomes a merger, acquisition, joint venture or similar transaction, the Company shall pay the banker a fee in combination of stock and cash that reflects the exact percentage of stock and or cash used for the transaction, as defined.

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

On August 31, 2011, the Company agreed to an assignment of this agreement to Wells Fargo Securities, LLC.

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

16. INCOME TAXES

The Company and its subsidiaries file separate tax returns and have not filed income tax returns for the years ended June 30, 2012, 2011, 2010 and 2009 but anticipate no significant income tax expenses as a result of these filings.

The Company's policy is to classify income tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

As of September 30, 2012, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

17. SUBSEQUENT EVENTS

Common stock

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

In June 2013, the Company issued 92,400 shares of common stock at $0.20, per share, for fees to the investment banker.

In June 2013, the Company issued 50,000 shares of common stock at $0.20, per share, for repayment of loan on behalf of RBMS.

In June 2013, the Company issued an aggregate of 1,280,000 shares of stock and a warrant to purchase 1,280,000 shares of common stock as compensation to officers and affiliates of the Company.  The warrant is exercisable at $0.20, per share, for 5 years.

In July 2013, the Company issued 164,671 shares of common stock at $0.10, per share for repayment of note payable and accrued interest.

In July 2013, the Company issued a warrant to purchase 100,000 shares of common stock exercisable at $0.15, per share for 5 years.

In September 2013, the Company issued 289,251 shares of common stock at $.10, per share in connection with the conversion of its convertible promissory notes.

Convertible Notes and Warrant

On October 15, 2012, the Company sold $39,015, of the 10% convertible promissory notes.  Warrants to purchase an aggregate of 78,030 shares of the Company’s common stock were issued in conjunction with this financing.

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

On August 28, 2013, the Company agreed to sell up to an aggregate of $250,000 in convertible promissory notes under a securities purchase agreement (Agreement) with an aggregate stated value equal to the purchaser’s subscription amount and a warrant to purchase up to a number of shares of common stock equal to 100% of the purchaser’s subscription amount divided by $0.15 with an exercise price of $0.15 exercisable immediately with a term of five years.  As of September 17, 2013 $70,000 has been funded on this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters.  We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements.  When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimates,” “projects” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made and these words or phrases or similar expressions should be interpreted as intended to identify these forward-looking statements.

In addition to the risks discussed in Item 1A “Risk Factors” of our Form 10-K, filed with the Securities and Exchange Commission on August 28, 2013, various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

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

These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements.  Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing.  The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this quarterly report will prove to be accurate.

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

At June 30, 2012, management evaluated and found that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and has determined that that the Company is the primary beneficiary of RBMS and consolidated the financial statements of RBMS in the accompanying consolidated financial statements of the Company.

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

Rotate Black OK, LLC

On December 14, 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (OKL) and through the subsidiary the Company entered into an agreement to provide casino management services to an Oklahoma Native American Tribe Casino for a term of ninety days at $30,000, per month, inclusive of all personnel needed to provide the consulting services. The Company plans to leverage this agreement to generate additional Native American gaming consulting agreements.

SlotOne, Inc.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in November 2013 as well as an approval of its lender to facilitate the financings of this operation.

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($637,306) for the three months ended September 30, 2012 and has an accumulated deficit as of September 30, 2012 of $29,787,809.

We intend to continue our planned capital expenditures to develop our gaming interests, as discussed, but we do not have sufficient realized revenues in order to finance these activities internally. As such, we intend to seek capital in order to fund our working capital and capital expenditure needs.

Although we recently obtained additional financing, we can provide no assurance that we will be able to obtain sufficient additional funds to develop our interests and alleviate doubt about our ability to continue as a going concern. We cannot be certain that additional funds, even if available, will be on acceptable terms. To the extent the Company raises additional funds by issuing equity or equity-linked securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. Furthermore, certain of our current creditors may be required to approve any such transaction and may require the issuance of securities convertible into equity of the Company that can result in significant dilution.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Three months ended September, 2012 compared to the three months ended September 30, 2011

Expenses

Our total operating expenses for the three months ended September 30, 2012, were $839,664 as compared to $340,858 for the comparable prior year period. The increase of $498,806, approximately 146%, can be attributed primarily to an increase in stock based compensation, general and administrative expenses and interest expense.

General and administrative expenses for the three months ended September 30, 2012, were $388,144 as compared to $71,478 for the prior year period. The increase of $316,666, approximately 443% is mainly attributable to increases in audit, legal and lobbyist fees, travel expenses and allocated expenses to Rotate Black MS, LLC.

Our net loss attributable to shareholders for the three months ended September 30, 2012, was $637,306 as compared to $340,858 for the prior year period. The increase in loss of $296,448, approximately 87%, is primarily attributable to an increase in stock based compensation, general and administrative expenses and interest expense related to the changes in the beneficial conversion feature of the notes payable and warrant liability.

Liquidity and Capital Resources

As of September 30, 2012, we had negative working capital of $9,621,313 compared to negative working capital of $8,856,985 as of June 30, 2012, and an accumulated deficit of $29,787,809 as of September 30, 2012, and further losses are anticipated.

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

Cash (Used in) Provided by Investing Activities

Cash flows used in investing activities for the three months ended September 30, 2012 was $388,366 as compared to cash flow provided by investing activities of $40,519 for the comparable 2011 period. This increase in cash used resulted primarily from increases in the deferred casino development costs and investments in the equity entity.

Cash (Used in) Provided by Financing Activities

Cash flows provided by financing activities for the three months ended September 30, 2012 were $164,764 as compared to $16,169 used in financing activities for the three months ended September 30, 2011.  This increase in cash provided by financing activities consisted primarily of increases in loan payables from stockholders and the sale of convertible promissory notes.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended September 30, 2012.  We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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