Form 10-Q
period 2012-12-31
ROTATE BLACK INC
filed 2013-10-08
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of common stock outstanding as of December 31 2012 was 40,303,004 and as of October 7, 2013 the number of shares of common stock outstanding was 46,152,860.

ROTATE BLACK, INC. AND SUBSIDIARY

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$48	$8,671
Prepaid expenses	149,779	6,501

Total current assets	149,827	15,172

Fixed assets - net	2,054	2,247
Casino construction in progress	1,678,088	538,853
Land purchase deposit	437,688	437,688
Deferred casino development costs	1,748,082	1,149,017
Security deposit	3,600	3,600

TOTAL ASSETS	$4,019,339	$2,146,577

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,171,188	$2,290,633
Accrued salaries	1,311,101	1,027,723
Redeemable Preferred Series A Stock	50,000	190,000
Note payable	45,000	-
Loan payable - stockholder	336,214	85,846
Dividends payable	23,698	36,933
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	2,225,271	1,665,614
Note payable - truck - current portion	-	408

Total current liabilities	11,737,472	8,872,157

Convertible promissory note payable	78,194	16,458
Beneficial conversion feature	60,259	47,000
Warrant liability	101,902	98,372

TOTAL LIABILITIES	11,977,827	9,033,987

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized; 40,303,004 and 33,228,896 shares issued and
outstanding as of December 31, 2012 and June 30, 2012, respectively	40,304	33,229

Class A Preferred Stock Units, $0.001 par value, 45 Units
authorized, issued and outstanding as of December 31, 2012 and June 30, 2012	1,750,000	1,750,000

Class B Preferred Stock Units, $0.001 par value, 2,687 Units authorized, issued and outstanding as of December 31, 2012
and June 30, 2012	725,000	725,000

Additional paid-in-capital	22,182,270	21,273,014

Accumulated deficit	(30,587,789)	(29,150,503)

Noncontrolling Interest	(2,068,273)	(1,518,150)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(7,958,488)	(6,887,410)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,019,339	$2,146,577
See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31, 2012		December 31, 2012
	2012	2011	2012	2011

Revenue	$-	$30,000	$-	$30,000

Operating expenses
Salary expense	60,563	53,180	104,440	100,674
Stock based compensation	402,676	1,229,417	439,676	1,229,417
General and administrative expenses	461,527	111,196	849,671	182,674
Equity investment loss	-	213,865	-	233,631
Dividends on Redeemable Preferred Series A Stock	2,250	5,583	9,619	14,133
Change in fair value of conversion feature	(123,317)	-	(127,368)	-
Interest expense and amortization of
beneficial conversion feature	344,046	182,923	711,371	376,493

Total expenses	1,147,745	1,796,164	1,987,409	2,137,022

Net Loss	$(1,147,745)	$(1,766,164)	$(1,987,409)	$(2,107,022)

Net Loss Attributable to Noncontrolling Interest	(347,765)	$-	$(550,123)	$-

Net Loss Attributable to Stockholders	$(799,980)	$(1,766,164)	$(1,437,286)	$(2,107,022)

Basic and diluted net loss per common share	$(0.03)	$(0.07)	$(0.05)	$(0.09)

Basic and diluted average
common shares outstanding	37,672,075	23,933,896	36,406,112	23,085,331

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,987,409)	$(2,107,022)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
Stock-based compensation	439,676	1,229,417
Stock for interest	28,352	-
Dividends payable	10,068	-
Depreciation and amortization	193	5,896
Amortization and changes in beneficial conversion feature and warrant liability	(10,490)	-
Changes in assets and liabilities:
Prepaid expenses	3,602	21,325
Accounts payable and accrued expenses	2,272,053	777,021
Accrued interest on mortgage and note payable	559,657	-

Net cash provided by (used in) operating activities	1,315,702	(73,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in RBMS	-	65,519
Casino construction in progress	(1,139,235)	-
Deferred casino development costs	(599,065)	-
Increase in deferred development costs	-	(50,000)

Net cash (used in) provided by investing activities	(1,738,300)	15,519

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	30,000	-
Proceeds from convertible notes payable	89,015	-
Proceeds from note payable	45,000	-
Increase in loan payable - stockholder	250,368	65,403
Payment of note payable - insurance	-	(2,074)
Payments of note payable - truck	(408)	(2,683)

Net cash provided by financing activities	413,975	60,646

Net increase (decrease) in cash	(8,623)	2,802

Cash, beginning of period	8,671	-

Cash, end of period	$48	$2,802

Noncash Transactions:

Issuance of common stock for accounts payable	$255,000	$-

Issuance of common stock for redemption of Preferred Series A Stock	$191,655	$-

Issuance of common stock in payment of due to stockholder	$-	$180,000

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, esults of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended June 30, 2012. Interim results are not necessarily indicative of the results for a full year.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of
December 31, 2012 and December 31, 2011, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.  As of December 31, 2012 and December 31, 2011, there were 500,000 and 1,900,000 respectively, total common stock equivalents.

Leases

Rent expense is recognized on the straight-line basis over the term of the lease.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued FASB ASU 2013-02 Comprehensive Income (Topic 220) Reporting of Amounts reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update seek to obtain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are note required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross reference other disclosures required under U.S. GAAP that provide additional detail about these amounts.  The amendment is effective prospectively for reporting periods beginning after December 15, 2012.  For non-public entities, the amendments are effective prospectively for reporting periods beginning December 15, 2013.  Early adoption is permitted.  The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

In July 2012, the FASB issued FASB ASU 2012-02 Intangibles-Goodwill and other (Topic 350), Testing Indefinite-Lived Intangible Assets and Impairment.  The FASB amended the standards for testing indefinite-lived intangible asset for impairment to guidance that is similar to the guidance for goodwill impairment testing.  An entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset if an entity determines that it is more likely then not that the asset is impaired.  The objective of the amendment is to reduce the cost and complexity of performing impairment and to improve consistency in the impairment testing guidance among long lived asset categories. These amended standards are to be applied for fiscal years beginning after September 15, 2012, including interim periods with early adoption permitted.  The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $30,587,789 and negative working capital of $11,587,645, as of December 31, 2012 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell registered and unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of December 31, 2012 and June 30, 2012, property and equipment consisted of the following

	December 31,	June 30,
	2012	2012

Furniture and fixtures	$8,490	$8,490
Office equipment	23,289	23,289
Total	31,779	31,779
Less accumulated depreciation	(29,725)	(29,532)

	$2,054	$2,247

Casino construction in progress totals $1,678,088 and $538,853 as of December 31, 2012 and June 30, 2012, respectively and represents expenses related to the architectural design of the casino.

For the six months ended December 31, 2012 and 2011, depreciation expense was $193 and $5,895, respectively.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable has consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  As of October 2013, the Company has not repaid the principal and accrued interest by the dates stipulated in the extension and, therefore, is currently in default.  As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of December 31, 2012 and June 30, 2012.

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

On December 20, 2012, the Company and an officer of the Company, as Guarantor, entered into a Settlement Agreement (Agreement) with the Trustee for the estate of the gaming vessel which set forth terms related to the consideration to be paid by the Company to the Trustee in exchange for the release of all claims against the Company and the Guarantor, including all promissory notes, penalties, fees and interest. The Agreement is subject to the order of approval by the US Bankruptcy Court, Southern District of Florida, West Palm Division and will become effective upon the first business day of RBMS’s closing on primary equity and debt financing for not less than $100,000,000 for the design, construction and opening of a casino resort in Gulfport, MS. Pursuant to the terms of the Agreement, upon closing, the Company shall deliver to the Trustee 250,000 shares of Series B Subordinated Participating Preferred Stock in Rotate Black, to be designated  These Series B Preferred shares will be fully redeemed through payments to the Trustee totaling $5,000,000 and will be determined as a percentage of the Company’s gross cash receipts each year, as defined. The payments will be due on a monthly basis.  The Series B shares will be subordinated to a maximum of $2,500,000 of Series A Preferred shares.  The Series B are fully redeemable by the Company in part or in full based upon a schedule whereby the balance will be adjusted; (1) within the first three months of the closing to $2,000,000; (2) within the first 15 months of closing to $2,500,000; (3) within the first 27 months of closing to $3,000,000; (4) within the first 39 months of closing to $3,500,000; (5) within the first 51 months of closing to $4,000,000; and (5) after 51 but before 59 months of closing the Company is obligated to pay $5,000,000.  If the Series B Preferred is not redeemed on an accelerated basis or in accordance with the terms of the Agreement, the Company shall pay the Trustee the sum of $5,000,000, plus 12% interest, per annum, over the five years, with default provisions as defined.

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

10. EDMONTON PROJECT MANAGEMENT AGREEMENT

On January 11, 2011, the Company, through an officer of the Company, entered into a management agreement (Management Agreement, whereby a newly to-be-formed wholly-owned subsidiary of the Company would act as manager, with the Bear Hills Charitable Foundation, Bear Hills Casino Inc., the Louis Bull Tribe and 677626 Alberta Ltd. (Tribe Companies) for a proposed casino and entertainment destination on the Louis Bull Indian Reserve, near Edmonton, Canada. The term of the Management Agreement commences on the date the Tribe Companies receive a license for the proposed casino and all related necessary approvals from the Alberta Gaming and Liquor Commission and then shall continue for the greater of twenty years or until all monies advanced by the Company to the Tribe Companies relating directly or indirectly to the casino project are repaid or for such other term agreed.

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty percent of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of October 7, 2013, the project is awaiting direction from Alberta Gaming and Liquor Commission.  The project remains in process, however the Company has written-off the deferred costs as of June 30, 2012.

11.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  Rent is payable in advance, in annual installments.  The initial year’s rent was $46,200, increasing as defined.  The Company had an option to extend the lease for an additional three-year period. An Agreed Judgment was filed against the Company in the 57th Circuit Court, Judicial District, State of Michigan, in the amount of $38,668 on February 25, 2011 by the landlord of the real estate lease dated August 8, 2008. On July 21, 2013 the Landlord agreed to a final payment offer for all past and current rent due through August 31, 2013 of $157,489, plus interest at 12%, payable at the closing of the RBMS’ funding, no payments have been made toward this balance. The Company is currently in negotiations with the Landlord to commence payments toward the remaining balance in November 2013.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory note payable, the Company recorded a derivative for the embedded beneficial conversion feature  on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability.  The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value.

The Company calculated the value of the conversion feature as of May 1, 2012 at $45,251, based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $5,656 in amortization expense as of December 31, 2012.

The Company calculated the value of the conversion feature, recording a gain on the change in fair market value of $29,934 as of December 31, 2012.

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

The warrant was valued as of May 1, 2012 at $100,431, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .84% and the expected volatility of 108.93%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  As of December 31, 2012, the Company recorded $12,554 in interest expense.

The Company calculated the value of the warrants recording a gain on the change in fair market value of $43,875 as of December 31, 2012.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of July 17, 2012 at $61,327, based upon the Black Scholes model.  Since the fair value of the conversion feature exceeded the remaining proceeds to be allocated, the Company has reflected $2,749, as a discount against the convertible promissory note, amortizable as interest expense over two years. The excess of the value of the conversion feature over the proceeds was $58,578, which was recorded as interest expense on July 17, 2012.  The Company recorded $344 in amortization expense as of December 31, 2012.

The Company calculated the value of the conversion feature at December 31, 2012, recording a gain on the change in fair market value of $20,083 as of December 31, 2012.

Warrants

The warrants were valued as of July 17, 2012 at $53,251, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .76% and the expected volatility of 148.12%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  As of December 31, 2012, the Company recorded $6,656 in interest expense.

The Company calculated the value of the warrants at December 31, 2012, recording a gain on the change in fair market value of $17,438 as of December 31, 2012.

In September 2013, $20,000 of the principal of the promissory note, and $2,258 in interest were repaid as a result of converting the debt to 222,574 shares of the Company’s common stock.

In September 2013, $6,000 of the principal of the promissory note issued to the investment banker, and $667 in interest were repaid as a result of converting the debt to 66,667 shares of the Company’s common stock.

October 15, 2012 Convertible Promissory Notes

On October 15, 2012, the Company sold $39,015, of the 10% convertible promissory notes.  Warrants to purchase an aggregate of 78,030 shares of the Company’s common stock were issued in conjunction with these financings.

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 at $16,432, based upon the Black Scholes model.  The Company recorded $1,745 in amortization expense as of December 31, 2012.

The Company calculated the value of the conversion feature at December 31, 2012, recording a gain on the change in fair market value of $6,659.

Warrants

The warrants were valued as of October 15, 2012 at $13,146, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.24, per share, the risk free interest rate of .71% and the expected volatility of 105.60%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  As of December 31, 2012, the Company recorded $1,396 in interest expense.

The Company calculated the value of the warrants at December 31, 2012, recording a gain on the change in fair market value of $5,327.

The Company has reflected the value of the convertible promissory notes payable in its consolidated balance sheet as follows:

	December 31, 2012	June 30, 2012

Convertible Promissory Note Payable	$239,015	$150,000
Less:	-
Beneficial Conversion Feature Discount	(39,027)	(41,480)
Warrant Discount	(121,794)	(92,062)

Convertible Promissory Note Payable - Net	$78,194	$16,458

Promissory Note Payable

On September 6, 2012, the Company issued a promissory note in the amount of $80,000, with 185,000 shares of common stock as interest. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan.  As of October, 2013, no payments have been made on the promissory note.

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

In December 2012, the Company issued an aggregate of 1,600,000 shares of common stock, at $0.20, per share, for compensation to employees valued at $320,000.

In December 2012, the Company issued 20,000 shares of common stock at $0.20, per share for consulting services.

RBMS Equity

RBMS equity consists of 45 Series A Preferred Common Stock Units and 2,687 Series B Preferred Common Stock Units. $1,925,000 in Units were sold for cash from 2010 through 2012 and $550,000 in Units were issued for services rendered to the Company.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As of October 7, 2013, no options were granted under the Plan.

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

As of June 30, 2011 the Company sold 190 Series A shares with 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years. As of December 31, 2012, none of the warrants have been exercised.

The fair value of the 950,000 detachable warrants sold with the Series A for an aggregate of $190,000, was valued at $91,500 and recorded as additional paid-in capital using a Black Scholes Option Pricing Model using the stock price on day of grant, $0.19, per share, the risk free interest rate of 1.48% and the expected volatility of 81.13%.

Since the Series A embodies an obligation to repurchase the issuer’s equity shares in response to a triggering event, as defined, the Company has classified the Series A Preferred Stock as a liability in accordance with guidance under ASC 480-10-65.
As of December 31, 2012, dividends on the Series A Preferred Stock of $23,698 were accrued.

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

The Company’s policy is to classify tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

As of December 31, 2012, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

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

In September 2013, $20,000 of the principal of the promissory note, and $2,258 in interest were repaid as a result of converting the debt to 222,574 shares of the Company’s common stock.

In September 2013, $6,000 of the principal of the promissory note issued to the investment banker, and $667 in interest were repaid as a result of converting the debt to 66,667 shares of the Company’s common stock.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common stockholders of ($1,437,286) for the six months ended December 31, 2012 and has an accumulated deficit as of December 31, 2012 of $30,587,789.

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

Results of Operations

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Revenue

For the three months periods ended December 31, 2012 and 2011, we had revenues of $0 and $30,000 respectively.  Revenues consisted of management fees earned through OKL.

Expenses

Our total operating expenses for the three months ended December 31, 2012, were $1,147,745 as compared to $1,796,164 for the comparable prior year period. The decrease of $648,419, approximately 36%, can be attributed primarily to a decrease in stock based compensation, equity investment loss and change in fair market value of the conversion feature of convertible debt,  offset by an increases in general and administrative expenses and interest expense and amortization of the beneficial conversion feature.

General and administrative expenses for the three months ended December 31, 2012, were $461,527 as compared to $111,196 for the prior year period. The increase of $350,331, approximately 315% is mainly attributable to increases in audit, legal and lobbyist fees, travel expenses and allocated expenses to Rotate Black MS, LLC.

Our net loss attributable to stockholders for the three months ended December 31, 2012, was $799,980 as compared to $1,766,164 for the prior year period. The decrease in loss of $966,184, approximately 55%, is primarily attributable to a decrease in stock based compensation, equity investment loss, change in fair market value of the conversion feature of convertible debt and net loss attributable to noncontrolling interest offset by increases in general and administrative expenses and interest expense and amortization of the beneficial conversion feature.

Six months ended December 31, 2012 compared to the six months ended December 31, 2011

Revenue

For the six months periods ended December 31, 2012 and 2011, we had revenues of $0 and $30,000 respectively.  Revenues consisted of management fees earned through OKL.

Expenses

Our total operating expenses for the six months ended December 31, 2012, were $1,987,409 as compared to $2,137,022 for the comparable prior year period. The decrease of $149,613, approximately 7%, can be attributed primarily to a decrease in stock based compensation, equity investment loss and change in fair market value of conversion feature of convertible debt, offset by increases in  general and administrative expenses and interest expense and amortization of the beneficial conversion feature.

General and administrative expenses for the six months ended December 31, 2012, were $849,671 as compared to $182,674 for the prior year period. The increase of $666,997, approximately 365% is mainly attributable to increases in audit, legal and lobbyist fees, travel expenses and allocated expenses to Rotate Black MS, LLC.

Our net loss attributable to stockholders for the six months ended December 31, 2012, was $1,437,286 as compared to $2,107,022 for the prior year period. The decrease in loss of $669,736, approximately 32%, is primarily attributable to a decrease in stock based compensation, equity investment loss, change in fair market value of conversion feature of convertible debt and net loss attributable to noncontrolling interest offset by increases in general and administrative expenses and interest expense and amortization of the beneficial conversion feature.

Liquidity and Capital Resources

As of December 31, 2012, we had negative working capital of $11,587,645 compared to negative working capital of $8,856,985 as of June 30, 2012, and an accumulated deficit of $30,587,789 as of December 31, 2012, and further losses are anticipated.

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

Cash Provided (Used in) by Operating Activities

Cash flows provided by operating activities for the six months ended December 31, 2012 was $1,315,702 as compared to cash flow used in operating activities of $73,363 for the comparable 2011 period. This increase in cash flows from operations resulted primarily from increases accounts payable and accrued expenses, offset in part by a decrease in stock-based compensation.

Cash (Used in) Provided by Investing Activities

Cash flows used in investing activities for the six months ended December 31, 2012 were $1,738,300 as compared to $15,519 provided by investing activities for the six months ended December 31, 2011.  This increase in cash used in investing activities consisted primarily of increases in casino construction costs and deferred casino development costs.

Cash (Used in) Provided by Financing Activities

Cash flows provided by  financing activities for the six months ended December 31, 2012 were $413,975 as compared to $60,646 provided by financing activities for the six months ended December 31, 2011.  This increase in cash provided by financing activities consisted primarily of increases in the sale of common stock, notes payable, loan payables from stockholders and the sale of convertible promissory notes.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended December 31, 2012.  We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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