Form 10-Q
period 2013-03-31
ROTATE BLACK INC
filed 2013-12-20
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock outstanding as of December 18, 2013 was 46,772,283.

ROTATE BLACK, INC. AND SUBSIDIARY

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$277	$8,671
Prepaid expenses	280,303	6,501

Total current assets	280,580	15,172

Fixed assets - net	1,463	2,247
Casino construction in progress	1,773,088	538,853
Land purchase deposit	437,688	437,688
Deferred casino development costs	1,937,083	1,149,017
Security deposit	3,600	3,600

TOTAL ASSETS	$4,433,502	$2,146,577

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,764,063	$2,290,633
Accrued salaries	1,481,484	1,027,723
Redeemable Preferred Series A Stock	-	190,000
Note payable	80,000	-
Loan payable - stockholder	256,526	85,846
Dividends payable	-	36,933
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	2,527,767	1,665,614
Note payable - truck - current portion	-	408

Total current liabilities	12,684,840	8,872,157

Convertible promissory note payable, net of $137,913 and $133,542 at March 31, 2013 and June 30, 2012, respectively.	107,102	16,458
Beneficial conversion feature	76,185	47,000
Warrant liability	125,512	98,372

TOTAL LIABILITIES	12,993,639	9,033,987

Commitments and contingencies

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 42,276,538 and 33,228,896 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	42,278	33,229

Class A Preferred Stock Units, $0.001 par value, 45 Units authorized, issued and outstanding as of March 31, 2013 and June 30, 2012	1,750,000	1,750,000

Class B Preferred Stock Units, $0.001 par value, 2,687 Units authorized, issued and outstanding as of March 31, 2013 and June 30, 2012	725,000	725,000

Additional paid-in-capital	22,502,649	21,273,014

Accumulated deficit	(31,145,402)	(29,150,503)

Noncontrolling Interest	(2,434,662)	(1,518,150)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(8,560,137)	(6,887,410)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,433,502	$2,146,577

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenue	$-	$90,000	$-	$120,000

Operating expenses
Salary expense	68,882	77,311	173,322	177,985
Stock based compensation	-	-	439,676	1,229,417
General and administrative expenses	477,309	109,340	1,326,980	292,014
Equity investment loss	-	129,082	-	362,713
Dividends on Redeemable Preferred Series A Stock	-	8,550	-	22,683
Change in fair value of conversion feature	39,538	-	(87,830)	-
Interest expense and amortization of beneficial conversion feature	338,273	399,044	1,059,263	775,537

Total expenses	924,002	723,327	2,911,411	2,860,349

Net Loss	$(924,002)	$(633,327)	$(2,911,411)	$(2,740,349)

Net Loss Attributable to Noncontrolling Interest	(367,660)	-	(916,512)	-

Net Loss Attributable to Stockholders	$(556,342)	$(633,327)	$(1,994,899)	$(2,740,349)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.05)	$(0.11)

Basic and diluted average common shares outstanding	42,156,932	30,886,149	38,295,067	25,666,692

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,911,411)	$(2,740,349)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation	439,676	1,229,417
Stock issued for accounts payable	-	60,000
Stock for interest	37,075	-
Original issue discount	15,000	-
Depreciation and amortization	784	7,376
Amortization and changes in beneficial conversion feature and warrant liability	57,954	-
Changes in assets and liabilities:
Prepaid expenses	3,302	23,372
Accounts payable and accrued expenses	3,035,311	1,497,995
Accrued interest on mortgage and note payable	862,153	-

Net cash provided by operating activities	1,539,844	77,811

CASH FLOWS FROM INVESTING ACTIVITIES
Investment In RBMS	-	(120,662)
Casino construction in progress	(1,234,235)	-
Deferred casino development costs	(771,028)	-
Land deposit	(2,700)	-
Increase in deferred development costs	-	(86,229)

Net cash used in investing activities	(2,007,963)	(206,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	30,000	-
Proceeds from convertible promissory note payable	89,015	-
Proceeds from note payable	65,000	-
Increase in loan payable - stockholder	276,118	139,416
Payment of note payable - insurance	-	(2,074)
Payments of note payable - truck	(408)	(5,576)

Net cash provided by financing activities	459,725	131,766

Net increase (decrease) in cash	(8,394)	2,686

Cash, beginning of period	8,671	-

Cash, end of period	$277	$2,686

Noncash Transactions:

Issuance of common stock in payment of due to stockholder	$240,000	$880,000

Issuance of common stock for accounts payable	$255,000	$60,000

Issuance of common stock for redemption of Preferred Series A Stock	$264,008	$-

Issuance of common stock in equity investment	$10,000	$-

See notes to financial statements

Rotate Black, Inc. and Subsidiary
Notesto Consolidated Financial Statements

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

In December 2013, RBMS entered into a term sheet and Summary of Proposed Terms and Conditions Senior Secured Credit Facility with debt and equity investors related to a proposed financing for the Gulfport Casino Hotel Project to be developed by RBMS (Borrower). The proposed financing is for up to $125,000,000 for the development, design, construction, financing, ownership, operation and maintenance of an approximately 191,000 square foot land based, four star casino, including gaming, restaurant, bar and support space and an adjacent 205-room hotel in Gulfport, Mississippi.

Terms of the proposed financing call for senior secured loans whereby the Company shall draw down one-half of the Facility at closing and the remaining one-half on the eighth month anniversary of the closing. Full repayment is expected six years after the closing, which is anticipated to occur in January 2014. Amounts outstanding under the Facility will bear an interest rate of 13% per annum, payable monthly in arrears. Any undrawn amounts under the Facility will bear an interest rate of 6.5% per annum, payable monthly in arrears. Definitive terms, conditions and provisions will be stipulated in the final agreement for the credit facility.

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

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in February 2014 as well as an approval of its lender to facilitate the financings of this operation.

On January 11, 2011, the Company entered into a management agreement whereby a new to-be-formed wholly-owned subsidiary of the Company would act as manager for a proposed casino and entertainment destination on the Louis Bull Indian Reserve near Edmonton, Canada.  The project is awaiting final approval from Alberta Liquor and Gaming, which is expected in summer 2014 (Note 10).

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of March 31, 2013 and March 31, 2012, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.

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

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $31,145,402 and negative working capital of $12,404,260, as of March 31, 2013 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of March 31, 2013 and June 30, 2012, property and equipment consisted of the following

	March 31,	June 30,
	2013	2012

Furniture and fixtures	$8,490	$8,490
Office equipment	23,289	23,289
Total	31,779	31,779
Less accumulated depreciation	(30,316)	(29,532)

	$1,463	$2,247

Casino construction in progress totals $1,773,088 and $538,853 as of March 31, 2013 and June 30, 2012, respectively and represents expenses related to the architectural design of the casino.

For the nine months ended March 31, 2013 and 2012, depreciation expense was $784 and $9,641, respectively.

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

As of June 30, 2012, and March 31, 2013, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.  As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

6. GULFPORT CASINO HOTEL PROJECT

In December 2013, RBMS entered into a term sheet and Summary of Proposed Terms and Conditions, Senior Credit Facility with debt and equity investors related to a proposed financing for the Gulfport Casino Hotel Project to be developed by RBMS (Borrower).  The proposed financing is for up to $125,000,000 for the development, design, construction, financing, ownership, operation and maintenance of an approximately 191,000 square foot land based, four star casino, including gaming, restaurant, bar and support space and an adjacent 205-room hotel in Gulfport, Mississippi.

Terms of the proposed financing call for senior secured loans whereby the Company shall draw down one-half of the Facility at closing and the remaining one-half on the eighth month anniversary of the closing. Full repayment is expected six years after the closing, which is anticipated to occur in January 2014. Amounts outstanding under the Facility will bear an interest rate of 13% per annum, payable monthly in arrears. Any undrawn amounts under the Facility will bear an interest rate of 6.5% per annum, payable monthly in arrears. Definitive terms conditions and provisions will be stipulated in the final agreement for the credit facility.

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

As of June 30, 2012, and March 31, 2013, Management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.   As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.  At June 30, 2012, the Company owned an aggregate of 24.81% of the voting interest of RBMS, therefore, a non-controlling interest representing 75.19% of the net loss of RBMS was reflected on the Statement of Operations as of June 30, 2012.  In consolidation, the Company recorded an adjustment to retained earnings of $651,478; the difference between the opening balance of retained earnings of RBMS of $1,219,995 and the equity loss recorded prior to June 30, 2012 by the Company of $568,517.

 Ground Lease

Effective October 20, 2010, RBMS entered into a ground lease for the nine and a half acre site for the Gulfport Project.  The Preliminary Term, as defined, remains in effect until the earliest of the ninth month following the effective date or the date gaming operations begin on the leased property.  During the Preliminary Term, rent would be equal to $20,000, per month with no payment required until the earlier of the date the Lessee commences construction on the premises or February 1, 2011. Due to delays in gaining approval by the Mississippi Gaming Commission, the Company paid fees to amend and extend the lease.

On August 18, 2012 the RBMS received its Approval to Proceed from the Mississippi Gaming Commission.

After the commencement of gaming operations, RBMS will pay an annual minimum base rent of $600,000 under the lease, as defined.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable has consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  As of October 14, 2013, the Company has not repaid the principal and accrued interest by the dates stipulated in the extension and, therefore, is currently in default.  As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of March 31, 2013 and June 30, 2012.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty percent of all profits on any amenities or services supporting or related directly or indirectly to the casino. As of December 7, 2013, the project is awaiting direction from Alberta Gaming and Liquor Commission.  The project remains in process, however the Company has written-off the deferred costs as of June 30, 2012.

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

On July 21, 2013 the Landlord agreed to a final payment offer for all past and current rent due through August 31, 2013 of $157,489, plus interest at 12%, payable at the closing of the RBMS funding.

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

The Company calculated the value of the conversion feature as of May 1, 2012 at $45,251, based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $5,656 and $16,884 in amortization expense for the three and nine months ended March 31, 2013, respectively.

The Company calculated the value of the conversion feature, recording a loss on the change in fair market value of $6,460 as of March 31, 2013.

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

The warrant was valued as of May 1, 2012 at $100,431, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .84% and the expected volatility of 108.93%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three and nine months ended March 31, 2013, the Company recorded $12,554and $37,662 in interest expense, respectively.

The Company calculated the value of the warrants recording a loss on the change in fair market value of $15,554 as of March 31, 2013.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of July 17, 2012 at $61,327, based upon the Black Scholes model.  Since the fair value of the conversion feature exceeded the remaining proceeds to be allocated, the Company has reflected $2,749, as a discount against the convertible promissory note, amortizable as interest expense over two years. The excess of the value of the conversion feature over the proceeds was $58,578, which was recorded as interest expense on July 17, 2012.  The Company recorded $344 and $970 in amortization expense for the three and nine months ended  March 31, 2013, respectively.

The Company calculated the value of the conversion feature at March 31, 2013, recording a loss on the change in fair market value of $7,080 as of March 31, 2013.

Warrants

The warrants were valued as of July 17, 2012 at $53,251, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .76% and the expected volatility of 148.12%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $6,656 and $18,768 in interest expense for the three and nine months ended March 31, 2013, respectively.

The Company calculated the value of the warrants at March 31, 2013, recording a loss on the change in fair market value of $6,147 as of March 31, 2013.

In September 2013, $20,000 of the principal of the promissory note, and $2,258 in interest were repaid as a result of converting the debt to 222,574 shares of the Company’s common stock.

In September 2013, $6,000 of the principal of the promissory note issued to the investment banker, and $667 in interest were repaid as a result of converting the debt to 66,677 shares of the Company’s common stock.

October 15, 2012 Convertible Promissory Notes

On October 15, 2012, the Company sold $39,015, of the 10% convertible promissory notes.  Warrants to purchase an aggregate of 78,030 shares of the Company’s common stock were issued in conjunction with these financings. A $4,000 convertible note was also issued to the investment banker for fees pursuant to this investment.

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 at $16,432, based upon the Black Scholes model.  The Company recorded $2,054 and $3,799 in amortization expense for the three and nine months ended March 31, 2013, respectively.

The Company calculated the value of the conversion feature at March 31, 2013, recording a loss on the change in fair market value of $2,387.

Warrants

The warrants were valued as of October 15, 2012 at $13,146, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.24, per share, the risk free interest rate of .71% and the expected volatility of 105.60%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $1,728 and $3,124 in interest expense for the three and nine months ended March 31, 2013, respectively.

The Company calculated the value of the warrants at March 31, 2013, recording a loss on the change in fair market value of $1,910.

The Company has reflected the value of the convertible promissory notes payable in its consolidated balance sheet as follows:

	March 31, 2013	June 30, 2012

Convertible Promissory Note Payable	$245,015	$150,000
Less:	-
Beneficial Conversion Feature Discount	(39,008)	(41,480)
Warrant Discount	(98,905)	(92,062)

Convertible Promissory Note Payable - Net	$107,102	$16,458

Promissory Note Payable

On September 6, 2012, the Company received $65,000 in loan proceeds. A promissory note was issued in the amount of $80,000 which includes interest payments of $15,000 and 185,000 shares of common stock. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan.  As of December 18, 2013, no payments have been made on the promissory note.

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

In October 2012, the Company issued an aggregate of 62,253 shares of common stock at $0.30, per share, to the investment banker in connection with financings.

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

In March 2013, the Company issued 50,000 shares of common stock at $0.20, per share, for repayment of loans on behalf of RBMS

RBMS Equity

RBMS equity consists of 45 Series A Preferred Common Stock Units and 2,687 Series B Preferred Common Stock Units. $1,925,000 in Units were sold for cash from 2010 through 2012 and $550,000 in Units were issued for services rendered to the Company.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As of December 18, 2013, no options were granted under the Plan.

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

As of June 30, 2011 the Company sold 190 Series A shares with 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years. As of March 31, 2013, none of the warrants have been exercised.

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

As of March 31, 2013, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

17. SUBSEQUENT EVENTS

Common Stock

In June 2013, the Company issued 92,400 shares of common stock at $0.20, per share, for fees to the investment banker.

In June 2013, the Company issued 50,000 shares of common stock at $0.20, per share, for repayment of loan on behalf of RBMS.

In June 2013, the Company issued an aggregate of 1,280,000 shares of common stock and a warrant to purchase 1,280,000 shares of common stock as compensation to officers and affiliates of the Company.  The warrant is exercisable at $0.20, per share, for 5 years.

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

In October 2013, the Company issued 200,000 shares of common stock at $.15, per share for investment bank fees.

On October 4, 2013, the Company sold 300,000 shares of its common stock for $0.10 per share for total proceeds of $30,000.

Convertible Notes and Warrant

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

On August 28, 2013, the Company agreed to sell up to an aggregate of $250,000 in convertible promissory notes under a securities purchase agreement (Agreement) with an aggregate stated value equal to the purchaser’s subscription amount and a warrant to purchase up to a number of shares of common stock equal to 100% of the purchaser’s subscription amount divided by $0.15 with an exercise price of $0.15 exercisable immediately with a term of five years.  As of October 14, 2013 $82,500 has been funded on this agreement.

In September 2013, $20,000 of the principal of the promissory note, and $2,258 in interest were repaid as a result of converting the debt to 222,574 shares of the Company’s common stock.

In September 2013, $6,000 of the principal of the promissory note issued to the investment banker, and $667 in interest were repaid as a result of converting the debt to 66,677 shares of the Company’s common stock.

On October 28, 2013, the Company issued a two-year, 10% convertible promissory note in the amount of $15,000. After 121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company at $ .15. After 210 days conversion price shall be $0.10, subject to adjustment as defined. The investor also was issued a five year common stock purchase warrant for the purchase of up to 100,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise. The Company issued 25,000 shares of common stock to the investor as an incentive.

In November 2013, $4,000 and $ 423 of the principal of the promissory note issued to the investment banker in October 2012, was converted into 44,423 shares of the Company’s common stock.

On December 13, 2013, the Company issued a two-year, 10% convertible promissory note in the amount of $30,000. After 121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company at $ .15, per share. After 210 days, the conversion price shall be $0.10, per share, subject to adjustment as defined. The investor also was issued a five year common stock purchase warrant for the purchase of up to 100,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise. In addition, the Company issued 50,000 shares of common stock to the investor as an incentive to the note.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, relating to our financial condition, profitability, liquidity, resources, business outlook, market forces, corporate strategies, contractual commitments, legal matters, capital requirements and other matters.  We note that many factors could cause our actual results and experience to change significantly from the anticipated results or expectations expressed in our forward-looking statements.  When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “believes,” “estimates,” “projects” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” forward-looking statements are being made and these words or phrases or similar expressions should be interpreted as intended to identify these forward-looking statements.

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

Due to delays in gaining approval by the Mississippi Gaming Commission, the Company paid fees to amend and extend the lease.

On August 16, 2012, the Commission voted to grant RBMS approval to proceed with the Gulfport Project.

After the commencement of gaming operations, RBMS will pay an annual minimum base rent of $600,000 under the lease, as defined.

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

SlotOne, Inc.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in February 2014 as well as an approval of its lender to facilitate the financings of this operation.

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common stockholders of ($1,994,899) for the nine months ended March 31, 2013 and has an accumulated deficit as of March 31, 2013 of $31,145,402.

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

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue

For the three months periods ended March 31, 2013 and 2012, we had revenues of $0 and $90,000 respectively.  Revenues consisted of management fees earned through OKL.

Expenses

Our total expenses for the three months ended March 31, 2013, were $924,002 as compared to $723,327 for the comparable prior year period. The increase of $200,675, approximately 28%, can be attributed primarily to increases in general and administrative expenses interest expense, amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt offset by decreases in equity investment loss.

General and administrative expenses for the three months ended March 31, 2013, were $477,309 as compared to $109,340 for the prior year period. The increase of $367,969, approximately 337% is mainly attributable to increases in audit, legal and lobbyist fees, travel expenses and allocated expenses to Rotate Black MS, LLC.

Our net loss attributable to stockholders for the three months ended March 31, 2013, was $556,342 as compared to $633,327 for the prior year period. The decrease in loss of $76,985, approximately 12%, is primarily attributable to a decrease in equity investment loss and net loss attributable to noncontrolling interest offset by increases in general and administrative expenses and change in fair market value of the conversion feature of convertible debt.

Nine months ended March 31, 2013 compared to the nine months ended March 31, 2012

Revenue

For the nine months periods ended March 31, 2013 and 2012, we had revenues of $0 and $120,000 respectively.  Revenues consisted of management fees earned through OKL.

Expenses

Our total expenses for the nine months ended March 31, 2013, were $2,911,411 as compared to $2,860,349 for the comparable prior year period. The increase of $51,062, approximately 2%, can be attributed primarily to a increases in general and administrative expenses and interest expense and amortization of the beneficial conversion feature offset by decreases in stock based compensation, equity investment loss and change in fair market value of conversion feature of convertible debt.

General and administrative expenses for the nine months ended March 31, 2013, were $1,326,980 as compared to $292,014 for the prior year period. The increase of $1,034,966, approximately 354% is mainly attributable to increases in audit, legal and lobbyist fees, travel expenses and allocated expenses to Rotate Black MS, LLC.

Our net loss attributable to stockholders for the nine months ended March 31, 2013, was $1,994,899 as compared to $2,740,349 for the prior year period. The decrease in loss of $745,450, approximately 27%, is primarily attributable to a decrease in stock based compensation, equity investment loss, change in fair market value of conversion feature of convertible debt and net loss attributable to noncontrolling interest offset by increases in general and administrative expenses and interest expense and amortization of the beneficial conversion feature.

Liquidity and Capital Resources

As of March 31, 2013, we had negative working capital of $12,404,260 compared to negative working capital of $8,856,985 as of June 30, 2012, and an accumulated deficit of $31,145,402 as of March 31, 2013, and further losses are anticipated.

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

Cash Provided (Used in) by Operating Activities

Cash flows provided by operating activities for the nine months ended March 31, 2013 was $1,539,844 as compared to cash flow provided by operating activities of $77,811 for the comparable 2012 period. This increase in cash flows from operations resulted primarily from increases accounts payable and accrued expenses, offset in part by a decrease in stock-based compensation.

Cash (Used in) Provided by Investing Activities

Cash flows used in investing activities for the nine months ended March 31, 2013 was $2,007,963 as compared to $206,891 used in investing activities for the nine months ended March 31, 2012.  This increase in cash used in investing activities consisted primarily of increases in casino construction costs and deferred casino development costs.

Cash (Used in) Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended March 31, 2013 were $459,725 as compared to $131,766 provided by financing activities for the nine months ended March 31, 2012.  This increase in cash provided by financing activities consisted primarily of increases in the sale of common stock, notes payable, loan payables from stockholders and the sale of convertible promissory notes.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended March 31, 2013.  We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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