Form 10-K
period 2013-06-30
ROTATE BLACK INC
filed 2014-03-03
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________

FORM 10-K
_________

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File No. 333-44315
_________

ROTATE BLACK, INC.
 (Exact name of small business issuer as specified in its charter)
_________

NEVADA	75-3225181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 E Mitchell, Petoskey, Michigan	49770
(Address of principal executive offices)	(Zip Code)

(231) 347-0777
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class of Securities to be Registered	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	none (listed on OTC Bulletin Board)

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

As of February 28, 2014, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $12,163,538 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on February 28, 2014.

At February 28, 2014, 48,654,303 shares of the registrant’s common stock (par value of $0.001) were outstanding.

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

ITEM 1:  BUSINESS

GENERAL OVERVIEW OF BUSINESS

Rotate Black, Inc. (the Company), was incorporated in Nevada on August 2, 2006. On August 15, 2008, the Company commenced operations and all activity prior thereto has been charged to operations. Presently, the Company develops, operates and manages casino resorts.

The Company’s primary focus will be the management of a casino resort in Gulfport, Mississippi (the “Gulfport Project”) under the Gulfport Project Management Agreement with the Company’s affiliate, Rotate Black MS, LLC (RBMS), a Mississippi limited liability company.

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

Gulfport, the second largest city in Mississippi, is approximately 12 miles west of Biloxi. The Gulfport Project is expected to be a fourteen-month development period. Upon completion, the casino will feature 1,188 slot machines and 22 table games. The  Gulfport Project’s non-gaming amenities will include a four-star 205 room hotel, pool, spa, cabanas, steakhouse, buffet, snack bar and two feature bars.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  The Company has not yet repaid the principal and accrued interest by the dates stipulated in the extension.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty of all profits on any amenities or services supporting or related directly or indirectly to the casino. The Company  is currently awaiting final approval from the Alberta Liquor and Gaming Commission. The project remains in process, however the Company has written off the deferred costs.

Oklahoma Native American Tribe Casino Management

In December 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (“OKL”) and through the subsidiary, entered into a consulting agreement with an Oklahoma Native American Tribe in December 2011.  The purpose of this consulting agreement is to provide to the Tribe best practices related to two of its casinos in Oklahoma.  The Company intends to leverage the success of this engagement to generate additional Native American gaming consulting agreements. As of June 30, 2013, the contract is complete and the subsidiary is basically inactive.

SlotOne, Inc.

In December 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in 2014 as well as an approval of its lender to facilitate the financings of this operation.

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

Financial Position and Future Capital Needs – Going Concern

We were a development stage company through March 31, 2010 when the Gulfport management agreement became effective. We have a limited history in the casino and gaming business. Since inception, a majority of our operating and development expenses have been funded by private placement offerings and loans from our stockholders.

Due to the development nature of its business, the Company has incurred losses since inception. For the years ended June 30, 2013 and 2012 we had revenues of $0 and $180,000, respectively.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2013, we had an accumulated deficit of $31,514,166, as compared to $29,150,503 as of June 30, 2012, negative working capital of $15,251,960, and had a net loss totaling ($2,363,683) for the year ended June 30, 2013, as compared to a net loss of  ($11,515,272) for the year ended June 30, 2012.  These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Our accumulated deficit is approximately $30 million as of June 30, 2013.  We have had limited revenues and have not achieved profitability. We can give no assurances that we will be profitable in the future. We cannot assure investors that we will not incur operating losses in the future.

We may not be able to execute our business plan and continue as a going concern.

The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($2,363,663) for the fiscal year ended June 30, 2013 and has an accumulated deficit as of June 30, 2013 of $31,514,166.

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

Due, in part, to increases in our share price, some of our present stockholders have acquired an interest in us at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares).  As of February 12, 2014, there were 75,000,000 shares of common stock authorized and 48,599,153 common shares outstanding.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, the Company is not required to provide the information required by this item.

ITEM 2:  PROPERTIES

Administrative Offices.
On January 15, 2014, the Company entered into a lease for office space, through January 14, 2016, at 201 E Mitchell Street, Suite 175, Petoskey, MI  49770.

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

On January 18, 2012, an investment banker filed a civil lawsuit against the Company in the Circuit Court of Harrison County, Mississippi, First Judicial District, alleging breach of a fee letter agreement in the amount of $150,000, plus attorney’s fees and costs.  The Plaintiff filed a motion for summary judgment on November 21, 2013, which was heard on January 9, 2014, whereupon the motion was granted with regard to the Company’s liability for $25,000.  The Court has not entered an order confirming it’s ruling and has not reached a determination as to the Company’s liability on the remaining $125,000. The Company will vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter.

ITEM 4:   MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is presently quoted on the over-the-counter pink sheets under the symbol “ROBK.PK.”

The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Year Ended June 30, 2013
	High	Low
First Quarter	$0.20	0.134
Second Quarter	0.20	0.13
Third Quarter	0.245	0.125
Fourth Quarter	.034	0.17

Year Ended June 30, 2012
	High	Low
First Quarter	$0.43	0.14
Second Quarter	0.35	0.06
Third Quarter	0.59	0.17
Fourth Quarter	0.25	0.10

Year Ended June 30, 2011

First Quarter	$0.70	0.30
Second Quarter	0.19	0.10
Third Quarter	0.43	0.14
Fourth Quarter	0.35	0.06

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

Holders

As of June 30, 2013, there were 45,698,938 shares of common stock issued and outstanding, held by approximately 143 shareholders of record.  As of February 28, 2014, there were 48,654,303 shares of common stock issued and outstanding, held by approximately 171 shareholders of record.

Dividends on Common Stock

We have not declared a cash dividend on our common stock in the last four fiscal years and we do not anticipate the payment of dividends in the near future. We may not pay dividends on our common stock without first paying dividends on our preferred stock. There are no other legal restrictions that currently limit our ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Equity Compensation Plans

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As June 30, 2013, no options were granted under the Plan.

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

In July 2012, the Company issued an aggregate of 1,200,000 shares of common stock at $0.10, per share, for legal services.

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

In January 2013, the Company issued 1,200,000 shares of common stock at $0.10, per share for legal services.

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

Convertible Notes and Warrants

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

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory note payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability.  The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value.

The Company calculated the value of the conversion feature as of May 1, 2012 at $45,251, based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $22,626 and $3,771 in amortization expense for the years ended June 30, 2013 and 2012, respectively.

Pursuant to the terms of this convertible promissory note payable, since the note was not repaid by February 15, 2013, the conversion price of the note payable was reduced from $0.15 to $.10, per share.

The Company calculated the value of the conversion feature, recording a gain on the change in fair market value of $65,352 for the year ended June 30, 2013.

Warrants

As part of the issuance of certain convertible debentures, the Company recorded a liability for the issuance of detachable warrants.    Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financing, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

Under the terms of the June 10, 2013 convertible promissory note, the warrant price was reduced to $.15.

The warrant was valued as of May 1, 2012 at $100,431, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .84% and the expected volatility of 108.93%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.

For the years ended June 30, 2013 and 2012, the Company recorded $50,216 and $8,369 in interest expense, respectively.

The Company calculated the value of the warrants recording a gain on the change in fair market value of $45,241 as of June 30, 2013.

In December 2013, $50,000 of the principal of the promissory note, plus interest accrued on a default basis, of $22,271 was converted to 722,711 shares of the Company’s common stock.

July 17, 2012 Convertible Promissory Notes

On July 17, 2012, the Company sold $50,000 of 10% convertible promissory notes.  Warrants to purchase an aggregate of 194,500 shares of the Company’s common stock were issued in conjunction with these financings. In connection with these financings, the investment banker received a 10% promissory note for $6,000 and a warrant to purchase 34,500 shares of the Company’s common stock, under the same terms as the other notes sold, as payment for commissions on the financing. In addition, the investment banker received 22,253 shares of the Company’s common stock as commission.

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of July 17, 2012 at $49,288, based upon the Black Scholes model.  Since the fair value of the conversion feature exceeded the remaining proceeds to be allocated, the Company has reflected $2,749, as a discount against the convertible promissory note, amortizable as interest expense over two years. The excess of the value of the conversion feature over the proceeds was $46,539, which was recorded as interest expense on July 17, 2012.  The Company recorded $1,313 in amortization expense for the year ended June 30, 2013.

Pursuant to the terms of one of the convertible promissory notes payable for $15,000, since the note was not repaid by February 15, 2013, the conversion price of that note payable was reduced from $0.15 to $.10, per share.

The Company calculated the value of the conversion feature at June 30, 2013, recording a gain on the change in fair market value of $21,637 as of June 30, 2013.

Warrants

The warrants were valued as of July 17, 2012 at $53,251, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.30, per share, the risk free interest rate of .76% and the expected volatility of 148.12%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $25,425 in interest expense for the year ended June 30, 2013.

In connection with the June 10, 2013 financing, the warrant price was reduced to $0.15.

The Company calculated the value of the warrants at June 30, 2013, recording a gain on the change in fair market value of $31,739 as of June 30, 2013.

In July 2013, $15,000 of the principal of the promissory notes, and $1,467 in interest were repaid as a result of converting the debt to 164,671 shares of the Company’s common stock.

In September 2013, $20,000 of the principal of the promissory notes, and $2,258 in interest were repaid as a result of converting the debt to 222,574 shares of the Company’s common stock.

In September 2013, $6,000 of the principal of the promissory notes   issued to the investment banker, and $667 in interest were repaid as a result of converting the debt to 66,677 shares of the Company’s common stock.

October 15, 2012 Convertible Promissory Notes

On October 15, 2012, the Company sold $39,015, of the 10% convertible promissory notes.  Warrants to purchase an aggregate of 78,030 shares of the Company’s common stock were issued in conjunction with these financings. A $4,000, 10% convertible promissory note, without warrants, was also issued to the investment banker for fees pursuant to this investment.

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $39,015 note at $19,876, based upon the Black Scholes model.  The Company recorded  $5,932 in amortization expense for the year ended June 30, 2013.

The Company calculated the value of the conversion feature at June 30, 2013, recording a gain on the change in fair market value of $2,478.

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $4,000 note at $2,038, based upon the Black Scholes model.  The Company recorded  $722 in amortization expense for the year ended June 30, 2013.

In November 2013, the $4,000, 10% convertible promissory note and interest of $423 was converted into 44,423 shares of the Company’s common stock.

Warrants

The warrants were valued as of October 15, 2012 at $13,146, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.24, per share, the risk free interest rate of .71% and the expected volatility of 105.60%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $4,682 in interest expense for the year ended June 30, 2013.

The Company calculated the value of the warrants at June 30, 2013, recording a gain on the change in fair market value of $3,667.

May 28, 2013 Convertible Promissory Note Payable

On May 28, 2013, the Company sold an additional $59,000 of the 10% convertible promissory notes. In connection with this note, the Company agreed to hold 2,000,000 of its common stock as collateral for the note payable.

The Company calculated the value of the beneficial conversion feature as of May 28, 2013 at $29,817, based upon the Black Scholes model.  The Company recorded $1,348 in amortization expense for the year ended June 30, 2013.

The Company calculated the value of the conversion feature at June 30, 2013, recording a loss on the change in fair market value of $3,561.

June 10, 2013 Convertible Promissory Note Payable

On June 10, 2013, under the Agreement, the Company issued a two-year, 10% convertible promissory note in the amount of $20,000 to an investor.  After 121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 210 days from the issue date, the conversion price per share shall be $0.15; after 210 days from the issue date, the conversion price shall be $0.10; subject to adjustment as defined.  The investor also was issued a five year common stock purchase warrant for the purchase of up to 133,334 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.   In addition if, while the warrant is outstanding, the Company effects a merger or consolidation, sells all of its assets or enters into other specifically defined transactions, the warrant will be exercisable into shares of the surviving entity as defined.

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory note payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability.  The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value.

The Company calculated the value of the conversion feature as of June 10, 1013 at $9,108, however, the excess of the value of the conversion feature over the proceeds was $3,318, which was recorded as interest expense on June 10, 2013 and $5,790, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $169 in amortization expense for the year ended June 30, 2013.

The Company calculated the value of the conversion feature, recording a loss on the change in fair market value of $2,207 as of June 30, 2013.

Warrants

As part of the issuance of certain convertible debentures, the Company recorded a liability for the issuance of detachable warrants.    Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financing, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

The warrant was valued as of June 10, 2013 at $14,210, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.135, per share, the risk free interest rate of 1.20% and the expected volatility of 111.47%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the year ended June 30, 2013, the Company recorded $411 in interest expense.

The Company calculated the value of the warrants recording a loss on the change in fair market value of $,2,785 as of June 30, 2013.

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

Overview

Gulfport Casino Hotel Project

The Company’s primary focus will be the management of a casino resort in Gulfport, Mississippi (“the Gulfport Project”) under the Gulfport Project Management Agreement with the Company’s affiliate, Rotate Black MS, LLC (RBMS), a Mississippi limited liability company.

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

As of June 30, 2013 and 2012, management evaluated and found that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS and has consolidated the financial statements of RBMS in the accompanying consolidated financial statements of the Company.

The Gulfport Project is being developed on approximately nine-and-a-half acres of the last gaming-eligible sites in Gulfport, Mississippi. The Gulfport Project is adjacent to the $625+ million redevelopment of the Marina, Port and downtown Gulfport areas.

Gulfport, the second largest city in Mississippi, is approximately 12 miles west of Biloxi. The Gulfport Project is expected to be a fourteen-month development project. Upon completion, the casino will feature 1,188 slot machines and 22 table games. The Gulfport Project’s non-gaming amenities will include a four-star 205 room hotel, pool, spa, cabanas, steakhouse, buffet, snack bar and two feature bars.

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

Due to delays in gaining approval by the Mississippi Gaming Commission, the Company paid fees to amend and extend the ground lease.

On December 30, 2012 the RBMS received its Approval to Proceed from the Mississippi Gaming Commission.

Upon the closing of the anticipated financing in connection with the Gulfport Project, the Company will pay to the lessor an aggregate of $1,902,156 in preliminary rent, interest and taxes under the ground lease.  After the commencement of gaming operations, RBMS will pay an annual minimum base rent of $900,000 under the lease, as defined.

Rotate Black OK, LLC

On December 14, 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (OKL) and through the subsidiary, on December 12, 2011, the Company entered into an agreement to provide casino management services to an Oklahoma Native American Tribe Casino for a term of ninety days at $30,000, per month, inclusive of all personnel needed to provide the consulting services. The Company plans to leverage this agreement to generate additional Native American gaming consulting agreements. As of June 30, 2013, this contract is complete, there was no revenue for the year ended June 30, 2013 and the subsidiary is inactive

SlotOne, Inc.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in 2014 as well as an approval of its lender to facilitate the financings of this operation.

Going Concern Status

Our financial statements have been prepared on a going concern basis which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($2,363,663) for the fiscal year ended June 30, 2013 and has an accumulated deficit as of June 30, 2013 of $31,514,661.

We intend to continue our planned capital expenditures to develop our gaming interests, as discussed, but we do not have sufficient realized revenues in order to finance these activities internally. As such, we intend to seek capital in order to fund our working capital and capital expenditure needs.

Although we recently obtained additional financing through convertible promissory notes and loans, we can provide no assurance that we will be able to obtain sufficient additional funds to develop our interests and alleviate doubt about our ability to continue as a going concern. We cannot be certain that additional funds, even if available, will be on acceptable terms. To the extent the Company raises additional funds by issuing equity or equity-linked securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. Furthermore, certain of our current creditors may be required to approve any such transaction and may require the issuance of securities convertible into equity of the Company that can result in significant dilution.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

A Comparison of Results of Operations for the years ended June 30, 2013 and June 30, 2012

As of June 30, 2013 and 2012, management evaluated and found that, the variable interest holders of RBMS lack the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS and has consolidated the financial statements of RBMS in the accompanying consolidated financial statements of the Company.

Revenue

For the years ended June 30, 2013 and June 30, 2012, we had revenues of $0 and $180,000, respectively.  Revenue in 2012 consists of management fees earned through OKL under the Oklahoma Native American Tribe Casino project.

Operating Expenses

Operating expenses for the years ended June 30, 2013 totaled approximately $3.9 million as compared to the year ended June 30, 2012 of $13.2 million, a decrease of approximately $8.3 million.  Operating expenses consisted primarily of accrued salary expense, stock based compensation, interest expense and general and administrative expenses.

General and administrative expense for the year ended June 30, 2013 was $1,703,161 as compared to $896,259 for the year ended June 30, 2012.The  increase of $806,902; approximately 90% was due to legal and accounting expenses and costs associated with development of the casino project.

Interest expense for the year ended June 30, 2013 was $1,248,455 as compared to $1,036,011 for the year ended June 30, 2012.  This increase of $212,444, approximately 21% resulted primarily from interest related to the mortgage on the Big Easy Vessel and Promissory Notes in addition to interest on stockholder loans and the convertible promissory notes. Amortization of beneficial conversion feature on the convertible notes payable was $162,746 for the year ended December 31, 2013 as compared to $12,140 for 2012.  This increase of $150,606 relates to the increase in 10% convertible notes sold during 2013.

Net Loss

Net loss for the years ended June 30, 2013 and June 30, 2012 was $3,906,346 and $13,033,422,  respectively;  a decrease in net loss of $9,127,076 which is primarily the result of the write-off of deferred development costs and the loss on impairment of the land purchase  during 2012.

Liquidity and Capital Resources

At June 30, 2013, we had current assets of approximately $108,069 and current liabilities of $15,360,029 and a negative working capital of $15,251,360.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by management fee income and other further revenues.  We will be dependent upon sales of common stock and, to a limited extent, loans from our major stockholders, until such time that operations will generate sufficient funds to support our development projects.

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

Cash Flows

Cash flows provided by operating activities.  Net cash provided by operating activities was $1,640,730 for the year ended June 30, 2013 and $46,353 for the year ended June 30, 2012, an increase in cash provided by operations of $1,594,377  This increase was the result of an increase in accounts payable and accrued expenses, combined with the significant decrease in net loss.

Cash flows used in investing activities.  Net cash used in investing activities was $2,143,457 for the year ended June 30, 2013 and $694,156 for the year ended June 30, 2012, an increase of $1,449,301, resulting primarily from the increase in deferred development costs of the Gulfport Project.

Cash flows from financing activities.  Net cash provided by financing activities was $494,102 for the year ended June 30, 2013 and $656,474 for the year ended June 30, 2012, a decrease of $162,372. The decrease resulted primarily from  no sales of Series A and B Preferred Units of RBMS, offset by increases in proceeds from notes payable and an increase in loans payable.

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

Application of Critical Accounting Policies and Estimates

The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its subsidiaries, Rotate Black Oklahoma, LLC and RBMS, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the 10% Convertible Notes Payable.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period in accordance with Accounting Standards Codification (“ASC”) 815.

Beneficial Conversion Charge

The intrinsic value of the beneficial conversion feature arising from the issuance of convertible notes payable with conversion rights that are in the money at the commitment date is recorded as debt discount and amortized to interest expense of the term of the note. The intrinsic value of a beneficial conversion feature is determined after initially allocating an appropriate portion of the proceeds received from the sale of the note to any detachable instruments, such as warrants, included in the sale based on relative fair values.

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

Recent Accounting Pronouncements

In February 2013, The Financial Accounting Standards Board Issued FASB ASU 2013-02 Comprehensive Income (Topic 220) Reporting of Amounts reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update seek to obtain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross reference other disclosures required under U.S. GAAP that provide additional detail about these amounts.  The amendment is effective prospectively for reporting periods beginning after December 15, 2012.  For non-public entities, the amendments are effective prospectively for reporting periods beginning December 15, 2013.  Early adoption is permitted.  The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 8:  FINANCIAL STATEMENTS

Our consolidated financial statements for the years ended June 30, 2013 and 2012 are included as a separate section of this report being on page F-1.

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

Management’s Assessment

Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2012 based on the framework in Internal Control-Integrated Framework , published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our assessment, we have concluded that our internal controls over financial reporting were not effective as of June 30, 2013.

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

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

Common stock

In July 2013, the Company issued 164,671 shares of common stock at $0.10, per share for the conversion of $15,000 of the 10% Convertible Promissory Notes and accrued interest.

In July 2013, the Company issued a warrant to purchase 100,000 shares of common stock exercisable at $0.15, per share for 5 years and 100,000 shares of common stock at $0.15, per shares, to the investment banker for fees.

In September 2013, the Company issued 289,251 shares of common stock at $.10, per share for the conversion of  $26,000 of the 10% Convertible Promissory Notes and accrued interest.

In October 2013, the Company issued 200,000 shares of common stock at $.15, per share as fees to the investment banker.

In October and December 2013, an aggregate of 823,204 shares of common stock were issued for the conversion of $59,000 of the 10% Convertible Promissory Notes and accrued interest.

In November 2013, the Company issued 150,000 shares of common stock at $0.20, per share, to a consultant for investor relations services.

In November 2013, the Company issued 100,000 shares of common stock at $0.20, per share, to its chief financial officer pursuant to an employment agreement.

In December 2013, the Company issued 200,000 shares of common stock at $0.10, per share, for legal fees.

Convertible Notes and Warrant

On July 2, 2013,, the Company issued four two-year, 10% convertible promissory notes in the amount of $10,000 each.  The investors also were each issued a five year common stock purchase warrant for the purchase of up to 67,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.

On July 2, 2013 the Company issued a five-year warrant to purchase of up to 100,000 shares of the Company’s common stock, at a price per share of $0.15, to the investment banker in payment for commissions due.

On August 28, 2013, the Company agreed to sell up to an aggregate of $250,000 in convertible promissory notes under a securities purchase agreement (Agreement) with an aggregate stated value equal to the purchaser’s subscription amount and a warrant to purchase up to a number of shares of common stock equal to 100% of the purchaser’s subscription amount divided by $0.15 with an exercise price of $0.15 exercisable immediately with a term of five years.  The Company issued four 10% convertible promissory notes under this Agreement for an aggregate of $70,000 and warrants to purchase 469,000 shares of the Company’s common stock.

On October 29, 2013, the Company issued a two-year, 10% convertible promissory note in the amount of $15,000. After 121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company at $0.15, per share. After 210 days conversion price shall be $0.10, subject to adjustment as defined. The investor also was issued a five year common stock purchase warrant for the purchase of up to 100,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise. The Company issued 25,000 shares of common stock to the investor as an incentive.

On December 12, 2013, the Company issued a two-year, 10% convertible promissory note in the amount of $30,000. After 121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company at $ .15, per share. After 210 days, the conversion price shall be $0.10, per share, subject to adjustment as defined. The investor also was issued a five year common stock purchase warrant for the purchase of up to 200,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise. In addition, the Company issued 50,000 shares of common stock to the investor as an incentive to the note.

On December 17, 2013, the Company issued a two-year, 10% convertible promissory notes in the amount of $50,000.  Warrants to purchase an aggregate of 333,334 shares of the Company’s common stock were issued in conjunction with these financings.  If the Company has not redeemed the notes by the 120th day after the issuance of the notes the note holders may convert at a price of $0.15 a share.  If the Company has not redeemed the notes by the 210th day after the issuance of the notes the note holders may convert at a price of $0.10 a share.  In addition, the Company issued 83,333 shares of common stock to the investor as an incentive to the note.  In addition, the investment banker received 245,333 shares of the Company’s common stock and a five year common stock purchase warrant for the purchase of up to 77,300 shares of the Company’s common stock, at a price per share of $0.15 as commission.

On December 31, 2013, the Company sold $270,000, of the two-year 10% convertible promissory notes.  Warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock were issued in conjunction with these financings.  If the Company has not redeemed the notes by the 120th day after the issuance of the notes the note holders may convert at a price of $0.15 a share.  If the Company has not redeemed the notes by the 210th day after the issuance of the notes the note holders may convert at a price of $0.10 a share.  In addition, the Company issued 450,000 shares of common stock to the investors as an incentive to the note.

On January 1, 2014, the Company sold $60,000, of the two-year 10% convertible promissory notes.  Warrants to purchase an aggregate of 400,000 shares of the Company’s common stock were issued in conjunction with these financings.   If the Company has not redeemed the notes by the 120th day after the issuance of the notes the note holders may convert at a price of $0.15 a share.  If the Company has not redeemed the notes by the 210th day after the issuance of the notes the note holders may convert at a price of $0.10 a share.  In addition, the Company issued 100,000 shares of common stock to the investors as an incentive to the note.

In connection with the financings, the investment banker received 200,000 shares of the Company’s common stock as a fee.

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

NAME	AGE	POSITION

John Paulsen	50	Chairman and CEO
Dual Cooper	69	President and COO
Alan J. Bailey	66	CFO
Dennis Piotrowski	71	Director
Dr. William N. Thompson	71	Director

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

On June 20, 2013, Mr. Alan J. Bailey was appointed as Chief Financial Officer.  Mr. Bailey is a finance veteran in the entertainment industry having served as a Senior Financial Executive of Paramount Pictures for 35 years, including being its Treasurer.  Alan has substantial experience in cash management, financial reporting, audit and compliance, corporate and structured finance, and financial planning, and is considered to be one of the industry’s leading experts in maximizing both domestic and international production incentives.

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

Independence of Directors

Our Board of Directors has determined that Mr. Piotrowski and Dr. Thompson were independent under the NASDAQ Marketplace Rules and Rule 10A-3 under the Exchange Act.

Audit Committee

The Board of Directors does not have an Audit Committee and the entire Board serves as our Audit Committee.
Mr. Piotrowski, who was independent, qualifies as a “financial expert” as that term is defined in rules of the SEC implementing requirements of the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Board of Directors does not have a Compensation Committee and the entire Board serves as our Compensation Committee, except that the independent members of the Board are responsible for reviewing and approving the compensation of the Chief Executive Officer.

Communications with the Board of Directors

The Board of Directors has not adopted a formal shareholder communication policy for shareholders wishing to communicate with the Board as a whole or individual members of the Board of Directors. Shareholders wishing to communicate with the Board of Directors, or specified individual members of the Board of Directors, can send communications to the Board of Directors and, if applicable, to the specified individual directors in writing c/o John Paulsen, 201 East Mitchell, Petoskey, Michigan 49770. We do not screen such mail and all such letters will be forwarded to the intended recipient.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During the fiscal year ended June 30, 2013, the Board of Directors held 1 regular meeting in person and 6 special telephonic meetings.  Each regular meeting was attended by all of the members of the Board. Each of the independent directors attended all of the meetings of the Board of Directors when serving as the Audit Committee or the Compensation Committee.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in person annual meeting of shareholders in 2013.

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

Discretionary Annual Bonus. In addition to base salaries, our Board of Directors has the authority to award discretionary annual bonuses to our executive officers. In 2013, the Board of Directors did not award any cash bonuses. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the Board of Directors believes to be value-creating milestones. Our annual bonus, if any, is paid in cash in an amount reviewed and approved by our Board of Directors. Each executive officer is eligible for a discretionary annual bonus.

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
Summary compensation table

Name and principal position	Year	Salary	Stock Awards	Total
John Paulsen (CEO since 2006) (1)	2013	$76,971	$180,000	$256,971
	2012	$13,707	$318,187	$331,894
	2011	$28,944	$100,000	$128,944
Dual Cooper (COO since 2006) (2)	2013	$17,272	$200,000	$217,272
	2012	$58,429	$303,657	$362,086
	2011	$43,070	$100,000	$143,070
__________
1.	Mr. Paulsen became President and CEO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named Chairman of the Board of Directors.
2.	Mr. Cooper served as COO of Rotate Black, Inc. and succeeded to this office in connection with the acquisition discussed herein. He was also named President.

Columns for bonus, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table as all amounts are $0.

Grants of plan-based awards

There were no grants of plan-based awards during the year to the named individuals.

Outstanding equity awards at fiscal year-end

There were 1,280,000 warrants approved, but not  issued as of June 30, 2013. There were no options or warrants outstanding for the period ended June 30, 2012.

Option Exercises

There were no option exercises or stock remaining unvested during the years ended June 30, 2012 or June 30, 2013, for the named individuals.

Pension Benefits

The named individuals are not covered by a pension plan.

Nonqualified defined contribution and other nonqualified deferred compensation plans

We do not have a nonqualified defined contribution or deferred compensation plan.

Potential payments upon termination or change-in-control

There are no potential payments upon termination or change-in-control for the named individuals.

Compensation of Directors

Director	Cash Compensation	Common Stock Grant	Value at Time of Grant	Total Compensation
William J. Marshall (1)
-2013	$0	0	$0	$0
-2012	$0	150,000	$30,000	$30,000
Dr. William N. Thompson
-2013	$0	80,000	$16,000	$16,000
-2012	$0	150,000	$30,000	$30,000
Dennis Piotrowski
-2013	$0	80,000	$16,000	$16,000
-2012	$0	150,000	$30,000	$30,000

(1)	Mr. Marshall passed away in January 2013.

Compensation committee interlocks and insider participation

None of our executive officers serves, nor served in 2012 or 2013, on the board of directors or compensation committee of another company with an executive officer serving on our Board of Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of February 12, 2014, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 12, 2014, there were 48,599,153 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	John Paulsen	5,889,030	(1)	12.12%
	201 East Mitchell
	Petoskey, MI 49770

Common	Dual Cooper	2,916,937	(2)	6.00%
	201 East Mitchell
	Petoskey, MI 49770

(1)
Includes: 3,490,936 shares owned by Mr. Paulsen jointly in its entirety with his spouse; 698,094 shares owned by Mr. Paulsen’s spouse; and 1,700,000 shares held by Mr. Paulsen’s spouse for the benefit of his minor children. Does not include 50,000 shares held by Mr. Paulsen’s adult brother, as to which Mr. Paulsen disclaims beneficial ownership.

(2)	Owned solely and directly.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 12, 2014, the most recent practicable date. As of February 12, 2014 there were 48,599,153 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. There are no options outstanding.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	John Paulsen, CEO and Chairman	5,889,030(2)	12.12%

Common	Dual Cooper, President and COO	2,916,937(3)	6.00%

Common	Dennis Piotrowski, Director	1,983,333(3)	4.08%

Common	Alan J. Bailey, CFO	100,000(3)	* %

Common	Dr. William N. Thompson, Director	266,000(3)	* %

Common	All officers and directors as a Group (5 persons)	11,155,300	22.95%

*less than 1%

(1)	The address for each shareholder is 201 East Mitchell, Petoskey, MI 49770.

(2)
Includes:  3,490,936 shares owned by Mr. Paulsen jointly with his spouse; 698,094 shares owned by Mr. Paulsen’s spouse; and 1,700,000 shares held by Mr. Paulsen’s spouse for the benefit of his minor children. Does not include 50,000 shares held by Mr. Paulsen’s adult brother, as to which Mr. Paulsen disclaims beneficial ownership.

(3)	Owned solely and directly.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The loans payable-stockholders are payable on demand.  As of June 30, 2013 and 2012, Kelly Paulsen, wife of John Paulsen, our CEO owned 710 members’ shares of RBMS, an affiliate of ours, which represented 1.1% ownership in RBMS.

As of June 30, 2013 and 2012, Mr. Cooper owned 51 shares of RBMS, which represented .07% ownership in RBMS.

At June 30, 2013, there is compensation accrued and due to Mr. Paulsen.

At June 30, 2013, there is compensation accrued and due to Mr. Cooper.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

For the fiscal years ended June 30, 2013 and 2012, audit fees billed for professional services rendered for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC, were as follows:

2013	$55,000

2012	$25,000

Audit Related Fees:

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the years ended June 30, 2013 and 2012, no audit-related fees were billed by Schulman Lobel et al..

Tax Fees:

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended June 30, 2013 and 2012, no tax fees were billed by Schulman, Lobel .

Other Fees:

No other fees were billed by our independent auditors in respect of the fiscal years ended June 30, 2013 and 2013.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended June 30, 2013, with our management. In addition, our board of directors has discussed with Schulman Lobel et al., our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. I (Independence Discussions with Audit Committees) and our board of directors have discussed the independence of Schulman Lobel et al with that firm.

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

   *filed herewith
**submitted herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on  February 27, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rotate Black, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Rotate Black, Inc. and Subsidiary as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended June 30, 2013.   Rotate Black, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rotate Black, Inc. and Subsidiary as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Schulman Lobel Wolfson Zand Abruzzo Katzen & Blackman, LLP

New York, New York

February 19, 2014

ROTATE BLACK, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS

	JUNE 30,	JUNE 30,
	2013	2012
ASSETS
Current Assets
Cash	$46	$8,671
Prepaid expenses	108,023	6,501

Total current assets	108,069	15,172

Fixed assets - net	872	2,247
Deferred development costs - Gulfport Project	3,831,327	1,687,870
Land purchase deposit	437,688	437,688
Deferred casino ground lease rent	1,902,156	-
Stock as Loan collateral	400,000	-
Security deposit	3,600	3,600

TOTAL ASSETS	$6,683,712	$2,146,577

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,371,847	$2,290,633
Accrued salaries	1,264,371	1,027,723
Accrued ground lease rent	1,902,156	-
Redeemable Preferred Series A Stock	-	190,000
Note payable	80,000	-
Loans payable - stockholders	320,250	85,846
Dividends payable	-	36,933
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	2,846,405	1,665,614
Note payable - truck - current portion	-	408

Total current liabilities	15,360,029	8,872,157

10% Convertible promissory notes payable	328,015	150,000
Discount on 10% convertible notes payable	(161,451)	(133,542)
Beneficial conversion feature	206,053	47,000
Warrant liability	98,814	98,372

TOTAL LIABILITIES	15,831,460	9,033,987

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS (Cont'd)

	JUNE 30,	JUNE 30,
	2013	2012
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock, $0.001 par value, 75,000,000 shares authorized; 45,698,938 and 33,228,896
shares issued and outstanding as of June 30, 2013 and 2012, respectively	45,700	33,229

Class A Preferred Stock Units, $0.001 par value, 45 Units authorized, issued and outstanding
as of June 30, 2013 and 2012, respectively	1,750,000	1,750,000

Class B Preferred Stock Units, $0.001 par value, 2,687 Units authorized, issued and outstanding
as of June 30, 2013 and 2012, respectively	725,000	725,000

Additional paid-in-capital	22,906,551	21,273,014

Accumulated deficit	(31,514,166)	(29,150,503)

Noncontrolling Interest	(3,060,833)	(1,518,150)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(9,147,748)	(6,887,410)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$6,683,712	$2,146,577

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended June 30,
	2013	2012

Revenue	$-	$180,000

Operating expenses
Accrued salary expense	594,363	723,250
Stock based compensation	677,000	1,269,417
General and administrative expenses	1,703,161	896,259
Write-off of deferred development costs	-	1,212,436
Dividends on Redeemable Preferred Series A Stock	9,619	31,233
Loss on impairment of land purchase deposit	-	8,032,986
Change in fair value of conversion feature	(31,159)	(310)
Write-off of accounts payable and salary accrual adjustment	(457,839)	-
Amortization of beneficial conversion feature and discount	162,746	12,140
Interest expense	1,248,455	1,036,011

Total expenses	3,906,346	13,213,422

Net Loss	$(3,906,346)	$(13,033,422)

Net Loss Attributable to Noncontrolling Interest	1,542,683	$1,518,150

Net Loss Attributable to Stockholders	$(2,363,663)	$(11,515,272)

Basic and diluted net loss per common share	$(0.10)	$(0.47)

Basic and diluted average
common shares outstanding	39,513,319	27,525,464

See notes to financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Series A Preferred Units		Series B Preferred Units		Additional
	Number of		Number of		Number of		Paid-in	Accumulated	Controlling	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest

Balance - June 30, 2011	22,138,849	22,139	45	1,750,000	1,135	350,000	19,076,687	(16,983,753)	4,215,073	-

Common stock issued in connection with
legal services rendered	200,000	200	-	-	-	-	39,800	-	40,000	-

Common stock issued as compensation	5,847,089	5,847	-	-	-	-	1,163,570	-	1,169,417	-

Series B Preferred Common Stock Units sold	-	-		-	1,552	375,000	-	-	375,000	-

Common stock issued to board members	300,000	300	-	-	-	-	59,700	-	60,000	-

Common stock issued in payment of
loan payable - stockholder	4,240,000	4,240	-	-	-	-	843,760	-	848,000	-

Common stock issued for investment in
Rotate Black, MS LLC	430,000	430	-	-	-	-	89,570	-	90,000	-

Cashless warrants exercised	72,958	73	-	-	-	-	(73)	-	-	-

Effect of consolidation of RBMS and elimination
of investment loss	-	-	-	-	-	-	-	(651,478)	(651,478)	-

Net loss	-	-	-	-	-	-	-	(11,515,272)	(13,033,422)	(1,518,150)

Balance - June 30, 2012	33,228,896	$33,229	45	$1,750,000	2,687	$725,000	$21,273,014	$(29,150,503)	$(6,887,410)	$(1,518,150)

Common stock issued in connection with
legal services rendered	2,700,000	2,700	-	-	-	-	297,300	-	300,000	-

Common stock issued as compensation	2,800,000	2,800	-	-	-	-	557,200	-	560,000	-

Common stock issued for conversion of Series A
Preferred Stock	4,030,389	4,032	-	-	-	-	259,976	-	264,008

Common stock issued to board members	80,000	80	-	-	-	-	15,920	-	16,000	-

Common stock issued for payment of accounts payable	100,000	100	-	-	-	-	14,900	-	15,000	-

Common stock issued in consideration of note payable	185,000	185	-	-	-	-	36,815	-	37,000	-

Common stock issued for consulting services	20,000	20	-	-	-	-	3,980	-	4,000	-

Common stock issued for financing costs	154,653	154	-	-	-	-	(154)	-	-	-

Common stock issued for investment in
Rotate Black, MS LLC	100,000	100	-	-	-	-	19,900	-	20,000	-

Common stock sold for cash	300,000	300	-	-	-	-	29,700	-	30,000	-

Common stock issued for loan collateral	2,000,000	2,000	-	-	-	-	398,000	-	400,000	-

Net loss	-	-	-	-	-	-	-	(2,363,663)	(3,906,346)	(1,542,683)

Balance - June 30, 2013	45,698,938	$45,700	$45	$1,750,000	$2,687	$725,000	$22,906,551	$(31,514,166)	$(9,147,748)	$(3,060,833)

See notes to financial statements

 ROTATE BLACK, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,906,346)	$(13,033,422)
Adjustments to reconcile net loss to cash
provided by operating activities:
Effect of consolidation of RBMS	-	(566,239)
Stock-based compensation	576,000	1,229,417
Stock issued for accounts payable	15,000	-
Issuance of Series A Preferred and B Common Stock Units for services	-	550,000
Stock for interest	74,075	-
Stock issued for legal services	300,000	40,000
Stock issued for consulting services	4,000	-
Dividends payable	-	36,933
Write-off of deferred development costs	-	1,126,207
Loss on impairment of land purchase deposit	-	8,032,986
Stock for investment in RBMS	20,000	-
Depreciation and amortization	1,375	8,857
Amortization and changes in beneficial conversion feature and warrant liability	159,495	11,830
Changes in assets and liabilities:		-
Prepaid expenses	(101,522)	(24,640)
Accounts payable and accrued expenses	3,317,862	1,611,386
Accrued interest on mortgage and note payable	1,180,791	1,023,038

Net cash provided by operating activities	1,640,730	46,353

CASH FLOWS FROM INVESTING ACTIVITIES
Investment In RBMS	-	155,519
Deferred development costs - Gulfport Project	(2,143,457)	(849,675)

Net cash used in investing activities	(2,143,457)	(694,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	30,000	-
Sale of RBMS Series A and B Preferred Units	-	375,000
Proceeds from convertible promissory note payable	178,015	150,000
Discount on 10% convertible promissory notes payable	(27,909)	-
Proceeds from note payable	80,000	-
Increase in loans payable - stockholders	234,404	141,391
Payment of note payable - insurance	-	(2,074)
Payments of note payable - truck	(408)	(7,843)

Net cash provided by financing activities	494,102	656,474

Net increase (decrease) in cash	(8,625)	8,671

Cash, beginning of period	8,671	-

Cash, end of period	$46	$8,671

See notes to financial statements

 ROTATE BLACK, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENT OF CASH FLOWS (Cont'd)

	Years Ended June 30,
	2013	2012

Noncash Transactions:

Issuance of common stock for compensation, legal and consulting services	$880,000	$848,000

Issuance of common stock for accounts payable	$15,000	$-

Issuance of common stock as collateral on note payable	$400,000	$-

Issuance of common stock for redemption of Preferred Series A Stock plus interest and dividends	$264,008	$-

Issuance of common stock as debt financing fees	$37,002	$-

Write-off of accounts payable and accrued expenses	$470,501	$-

Issuance of common stock as interest	$74,075	$-

Issuance of Series A and B Preferred Common Units for services	$-	$550,000

Increase in net assets due to consolidation of RBMS	$-	$1,514,041

Issuance of common stock in equity investment	$20,000	$90,000

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

Terms of the proposed financing call for senior secured loans whereby the Company shall draw down one-half of the Facility at closing and the remaining one-half on the eighth month anniversary of the closing. Full repayment is expected six years after the closing, which is anticipated to occur in March 2014. Amounts outstanding under the Facility will bear an interest rate of 13% per annum, payable monthly in arrears. Any undrawn amounts under the Facility will bear an interest rate of 6.5% per annum, payable monthly in arrears. Definitive terms, conditions and provisions will be stipulated in the final agreement for the credit facility.

Other Projects

On December 14, 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (OKL) and through the subsidiary, the Company entered into an agreement to provide casino management services to an Oklahoma Native American Tribe Casino for a term of ninety days at $30,000, per month, inclusive of all personnel needed to provide the consulting services. The Company plans to leverage this agreement to generate additional Native American gaming consulting agreements. As of June 30, 2013, this contract is complete, there was no revenue for the year ended June 30, 2013 and the subsidiary is inactive.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and Rotate Black, Inc.  To date, the Company has secured a contract for the placement of equipment in  2014 as well as an approval of its lender to facilitate the financings of this operation.

On January 11, 2011, the Company entered into a management agreement whereby a new to-be-formed wholly owned subsidiary of the Company would act as manager for a proposed casino and entertainment destination on the Louis Bull Indian Reserve near Edmonton, Canada.  The project is awaiting final approval from Alberta Liquor and Gaming (Note 10).

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

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to 2013 financial statement presentation.

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

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the 10% Convertible Notes Payable.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period in accordance with Accounting Standards Codification (“ASC”) 815.

Beneficial Conversion Charge

The intrinsic value of the beneficial conversion feature arising from the issuance of convertible notes payable with conversion rights that are in the money at the commitment date is recorded as debt discount and amortized to interest expense of the term of the note. The intrinsic value of a beneficial conversion feature is determined after initially allocating an appropriate portion of the proceeds received from the sale of the note to any detachable instruments, such as warrants, included in the sale based on relative fair values.

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Management fees earned under a contract to operate and manage casino projects are recognized pursuant to terms of the agreement.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator).  Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of June 30, 2013 and June 30, 2012, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.   As of June 30, 2013 and June 30, 2012, there were 2,301,851 and 1,900,000, respectively, total potential common stock equivalents.

Leases

Rent expense is recognized on the straight-line basis over the term of the lease.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220) Reporting of Amounts reclassified Out of Accumulated Other Comprehensive Income”.  The amendments in this update seek to obtain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross reference other disclosures required under U.S. GAAP that provide additional detail about these amounts.  The amendment is effective prospectively for reporting periods beginning after December 15, 2012.  For non-public entities, the amendments are effective prospectively for reporting periods beginning December 15, 2013.  Early adoption is permitted.  The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $31,514,166 and negative working capital of $15,251,960 as of June 30, 2013 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to resolve this issue with the commencement of management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of June 30, 2013 and 2012, property and equipment consisted of the following

	June 30,	June 30,
	2013	2012

Furniture and fixtures	$8,490	$8,490
Office equipment	23,289	23,289
Total	31,779	31,779
Less accumulated depreciation	(30,907)	(29,532)

	$872	$2,247

Deferred development costs  - Casino construction totaled $3,831,327 and $1,687,870 as of June 30, 2013 and 2012, respectively, and represents expenses related to the architectural design, environmental testing  and legal expenses associated with financing and developing the casino.

For the years ended June 30, 2013 and 2012, depreciation expense was $1,375 and $8,857, respectively.

5. RBMS MANAGEMENT AGREEMENT

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

In December 2013, the Company agreed to amend its management agreement with RBMS to facilitate the equity financing for the Gulfport Project and is in the process of negotiating the final terms of this agreement.

As of June 30, 2012, and June 30, 2013, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.  As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

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

As of June 30, 2012, and June 30, 2013, Management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.   As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.  At June 30, 2012, the Company owned an aggregate of 24.81% of the voting interest of RBMS, therefore, a non-controlling interest representing 75.19% of the net loss of RBMS was reflected on the Statement of Operations as of June 30, 2012.  In consolidation, the Company recorded an adjustment to retained earnings of $651,478; the difference between the opening balance of retained earnings of RBMS of $1,219,995 and the equity loss recorded prior to June 30, 2012 by the Company of $568,517.

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

On December 30, 2012 the RBMS received its Approval to Proceed from the Mississippi Gaming Commission.

Upon the closing of the anticipated financing in connection with the Gulfport Project, the Company will pay to the lessor an aggregate of $1,902,156 in preliminary rent, interest and taxes under the ground lease.  After the commencement of gaming operations, RBMS will pay an annual minimum base rent of $900,000 under the lease, as defined.

8. THE BIG EASY GAMING VESSEL

On June 10, 2010, the Company purchased The Big Easy, a gaming vessel for the Gulfport Project, for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of $414,500 and cash of $275,000. The Secured Notes were collateralized by the gaming vessel and both notes are guaranteed by an officer of the Company. The Secured Note was payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. Since September 17, 2010, both notes have been deferred and the interest rate was increased to 20%, per annum.

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable has consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  As of January 30, 2014, the Company has not repaid the principal and accrued interest by the dates stipulated in the extension and, therefore, is currently in default.  As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of June 30, 2013 and June 30, 2012.

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

As of June 30, 2013, the Company has evaluated the fair value of the land deposit and has determined that the fair value is in excess of the book value of the deposit recorded.

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

The Company, as manager, will be entitled to receive thirty percent of the revenues distributed to the Tribe Companies from the operations of the slot revenue and live games. In addition, the Company is entitled to thirty percent of all profits from any other businesses or activities on the property provided by Tribe Companies and thirty percent of all profits on any amenities or services supporting or related directly or indirectly to the casino. The Company is currently awaiting approval from the Alberta Gaming and Liquor Commission.  The project remains in process, however the Company has written-off the deferred costs as of June 30, 2012.

11.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  Rent is payable in advance, in annual installments.  The initial year’s rent was $46,200, increasing as defined.  The Company had an option to extend the lease for an additional three-year period.

On July 21, 2013 the Landlord agreed to a final payment offer for all past and current rent due through the closing of the Gulfport project of approximately $157,489, payable at the closing of the RBMS funding.

12.  LOANS PAYABLE – STOCKHOLDERS

Loans payable – stockholders consists of advances made by the certain stockholders of the Company and an officer of the Company through a limited liability entity owned by him, and are payable on demand.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory note payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability.  The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value.

The Company calculated the value of the conversion feature as of May 1, 2012 at $45,251, based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $22,626 and $3,771 in amortization expense for the years ended June 30, 2013 and 2012, respectively.

Pursuant to the terms of this convertible promissory note payable, since the note was not repaid by February 15, 2013, the conversion price of the note payable was reduced from $0.15 to $.10, per share.

The Company calculated the value of the conversion feature, recording a gain on the change in fair market value of $65,352 for the year ended June 30, 2013.

Warrants

As part of the issuance of certain convertible debentures, the Company recorded a liability for the issuance of detachable warrants.    Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financing, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance. Under the terms of the June 10, 2013 convertible promissory note, the warrant price was reduced to $.15.

The warrant was valued as of May 1, 2012 at $100,431, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .84% and the expected volatility of 108.93%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.

For the years ended June 30, 2013 and 2012, the Company recorded $50,216 and $8,369 in interest expense, respectively.

The Company calculated the value of the warrants recording a gain on the change in fair market value of $45,241 as of June 30, 2013.

In December 2013, $50,000 of the principal of the promissory note, plus interest accrued on a default basis, of $22,271 was converted to 722,711 shares of the Company’s common stock.

July 17, 2012 Convertible Promissory Notes

On July 17, 2012, the Company sold $50,000 of 10% convertible promissory notes.  Warrants to purchase an aggregate of 194,500 shares of the Company’s common stock were issued in conjunction with these financings. In connection with these financings, the investment banker received a 10% promissory note for $6,000 and a warrant to purchase 34,500 shares of the Company’s common stock, under the same terms as the other notes sold, as payment for commissions on the financing. In addition, the investment banker received 22,253 shares of the Company’s common stock as commission.

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of July 17, 2012 at $49,288, based upon the Black Scholes model.  Since the fair value of the conversion feature exceeded the remaining proceeds to be allocated, the Company has reflected $2,749, as a discount against the convertible promissory note, amortizable as interest expense over two years. The excess of the value of the conversion feature over the proceeds was $46,539, which was recorded as interest expense on July 17, 2012.  The Company recorded $1,313 in amortization expense for the year ended June 30, 2013.

Pursuant to the terms of one of the convertible promissory notes payable for $15,000, since the note was not repaid by February 15, 2013, the conversion price of that note payable was reduced from $0.15 to $.10, per share.

The Company calculated the value of the conversion feature at June 30, 2013, recording a gain on the change in fair market value of $21,637 as of June 30, 2013.

Warrants

The warrants were valued as of July 17, 2012 at $53,251, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.30, per share, the risk free interest rate of .76% and the expected volatility of 148.12%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $25,425 in interest expense for the year ended June 30, 2013.

In connection with the June 10, 2013 financing, the warrant price was reduced to $0.15.

The Company calculated the value of the warrants at June 30, 2013, recording a gain on the change in fair market value of $31,739 as of June 30, 2013.

In July 2013, $15,000 of the principal of the promissory notes, and $1,467 in interest were repaid as a result of converting the debt to 164,671 shares of the Company’s common stock.

In September 2013, $20,000 of the principal of the promissory notes, and $2,258 in interest were repaid as a result of converting the debt to 222,574 shares of the Company’s common stock.

In September 2013, $6,000 of the principal of the promissory notes   issued to the investment banker, and $667 in interest were repaid as a result of converting the debt to 66,677 shares of the Company’s common stock.

October 15, 2012 Convertible Promissory Notes

On October 15, 2012, the Company sold $39,015, of the 10% convertible promissory notes.  Warrants to purchase an aggregate of 78,030 shares of the Company’s common stock were issued in conjunction with these financings. A $4,000, 10% convertible promissory note, without warrants, was also issued to the investment banker for fees pursuant to this investment.

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $39,015 note at $19,876, based upon the Black Scholes model.  The Company recorded  $5,932 in amortization expense for the year ended June 30, 2013.

The Company calculated the value of the conversion feature at June 30, 2013, recording a gain on the change in fair market value of $2,478.

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $4,000 note at $2,038, based upon the Black Scholes model.  The Company recorded  $722 in amortization expense for the year ended June 30, 2013.

In November 2013, the $4,000, 10% convertible promissory note and interest of $423 was converted into 44,423 shares of the Company’s common stock.

Warrants

The warrants were valued as of October 15, 2012 at $13,146, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.24, per share, the risk free interest rate of .71% and the expected volatility of 105.60%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $4,682  in interest expense for the year ended June 30, 2013.

The Company calculated the value of the warrants at June 30, 2013, recording a gain on the change in fair market value of $3,667.

May 28, 2013 Convertible Promissory Note Payable

On May 28, 2013, the Company sold an additional $59,000 of the 10% convertible promissory notes. In connection with this note, the Company agreed to hold 2,000,000 of its common stock as collateral for the note payable.

The Company calculated the value of the beneficial conversion feature as of May 28, 2013 at $29,817, based upon the Black Scholes model.  The Company recorded $1,348 in amortization expense for the year ended June 30, 2013.

The Company calculated the value of the conversion feature at June 30, 2013, recording a loss on the change in fair market value of $3,561.

June 10, 2013 Convertible Promissory Note Payable

On June 10, 2013, under the Agreement, the Company issued a two-year, 10% convertible promissory note in the amount of $20,000 to an investor.  After 121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company. Between 121 days and 210 days from the issue date, the conversion price per share shall be $0.15; after 210 days from the issue date, the conversion price shall be $0.10; subject to adjustment as defined.  The investor also was issued a five year common stock purchase warrant for the purchase of up to 133,334 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.   In addition if, while the warrant is outstanding, the Company effects a merger or consolidation, sells all of its assets or enters into other specifically defined transactions, the warrant will be exercisable into shares of the surviving entity as defined

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory note payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability.  The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value.

The Company calculated the value of the conversion feature as of June 10, 1013 at $9,108, however, the excess of the value of the conversion feature over the proceeds was $3,318, which was recorded as interest expense on June 10, 2013 and $5,790, based upon the Black Scholes model, and has been  reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $169 in amortization expense for the year ended June 30, 2013.

The Company calculated the value of the conversion feature, recording a loss on the change in fair market value of $2,207 as of June 30, 2013.

Warrants

As part of the issuance of certain convertible debentures, the Company recorded a liability for the issuance of detachable warrants.    Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financing, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

The warrant was valued as of June 10, 2013 at $14,210, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.135, per share, the risk free interest rate of 1.20% and the expected volatility of 111.47%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the year ended June 30, 2013, the Company recorded $411 in interest expense.

The Company calculated the value of the warrants recording a loss on the change in fair market value of $,2,785 as of June 30, 2013.

As of June 30, 2013 and 2012, the 10% Convertible Notes Payable were as follows:

	June 30, 2013	June 30, 2012

10% Convertible Promissory Note Payable	$328,015	$150,000
Less:	-
Beneficial Conversion Feature Discount	(69,642)	(41,480)
Warrant Discount	(91,809)	(92,062)

10% Convertible Promissory Note Payable - Net	$166,564	$16,458

Promissory Note Payable

On September 6, 2012, the Company received $65,000 in loan proceeds. A promissory note was issued in the amount of $80,000, which includes interest payments of $15,000 and 185,000 shares of common stock. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan.  As of February 19, 2014, no payments have been made on the promissory note.

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

In July 2012, the Company issued an aggregate of 1,200,000 shares of common stock at $0.10, per share, for legal services.

In July and August 2012, the Company converted an aggregate of 40 shares of the Series A Preferred Stock to 526,253 shares of common stock at a conversion rate of $.10, per share, including accrued dividends, penalty and interest.

In October 2012, the Company converted 100 shares of the Series A Preferred Stock to 2,780,602 shares of common stock at a conversion rate of $0.05, per share, including accrued dividends, penalty and interest, pursuant to an agreement with the investor.

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

In January 2013, the Company issued 1,200,000 shares of common stock at $0.10, per share for legal services.

In February 2013, the Company converted 50 shares of Series A Preferred Stock to 723,534 shares of common stock at a conversion rate of $.10, per share, including accrued dividends, penalty and interest.

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

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As of June 30, 2013 and February 14, 2014, no options were granted under the Plan.

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

As of June 30, 2011 the Company sold 190 Series A shares with 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years. As of June 30, 2013, none of the warrants have been exercised.

The fair value of the 950,000 detachable warrants sold with the Series A for an aggregate of $190,000, was valued at $91,500 and recorded as additional paid-in capital using a Black Scholes Option Pricing Model using the stock price on day of grant, $0.19, per share, the risk free interest rate of 1.48% and the expected volatility of 81.13%.

Since the Series A embodies an obligation to repurchase the issuer’s equity shares in response to a triggering event, as defined, the Company classified the Series A Preferred Stock as a liability in accordance with guidance under ASC 480-10-65.

As of June 30, 2013, all of the 190 shares of Series A Preferred Stock, including accrued interest, dividends and penalty, have been converted to an aggregate of 4,030,389 shares of the Company’s common stock.

Warrants

As of June 30, 2013, the Company has the following warrants outstanding.

	Warrants Issued	Exercise Price	Term
Series A warrants	950,000	$0.40	5 years
10% Convertible Promissory Notes Payable	146,500	$0.25	5 years
10% Convertible Promissory Notes Payable	739,364	$0.15	5 years
Officers and Affiliates	1,280,000	$0.20	5 years

Total	3,115,864

15. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000. (Note 8)

On March 15, 2011, April 16, 2012 and January 14, 2013 the Company entered into non-exclusive agreements with an investment banker, financial advisor and consultant.  The agreements each become exclusive for 14 days following execution and then non-exclusive for a term of six months.  The Company agreed to pay to the investment banker a cash placement fee of 8% of the total purchase price of the Company’s securities sold, adjusted by the exercise of any investor warrants, in connection with a placement resulting from the investment banker’s introduction.  In addition, the banker shall receive warrants to purchase common stock of the Company equal to 8% of the funds raised, as defined.  If the investment banker introduces the Company during the term to a transaction which becomes a merger, acquisition, joint venture or similar transaction, the Company shall pay the banker a fee in combination of stock and cash that reflects the exact percentage of stock and or cash used for the transaction, as defined.

On February 19, 2013, as amended on June 3, 2013and December 2, 2013, the Company agreed to engage a non-exclusive placement agent in connection with the possible private placement of equity, equity-linked or debt securities in connection with the financing of the Gulfport casino hotel project (“Agreement”). The Agreement is for an initial terms of five months and the scope of the engagement agreement calls for a nonrefundable transaction fee, as defined,  equal to the sum of (i) 2.00% of the aggregate principal amount of all unsecured, non-senior, second lien or subordinated debt securities, senior notes, capital leases, operating eases and/or bank debt raised or committed from a financing partner introduced to the Company by the agent and (ii) 5.00% of the aggregate amount of all equity and equity-linked securities, as defined, placed or committed from a financing partner introduced to the Company by the agent.  The transaction fee shall be subject to an aggregate minimum fee of $1,350,000 provided that the Agreement is not terminated by the Company and shall be payable regardless of whether any financing partners introduced by the agent participate in the financing transaction.

Litigation

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

On January 18, 2012, an investment banker filed a civil lawsuit against the Company in the Circuit Court of Harrison County, Mississippi, First Judicial District, alleging breach of a fee letter agreement in the amount of $150,000, plus attorney’s fees and costs.  The Plaintiff filed a motion for summary judgment on November 21, 2013 which was heard on January 9, 2014, whereupon the motion was granted with regard to the Company’s liability for $25,000.  The Court has not entered an order confirming its ruling and has not reached a determination as to the Company’s liability on the remaining $125,000. The Company will vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter. As of June 30, 2013, the Company has accrued a liability of $150,000 against the claim.

16. INCOME TAXES

The Company and its subsidiaries file separate tax returns and have not filed income tax returns for the years ended June 30, 2013 and 2012 but anticipate no significant income tax expenses as a result of these filings.

As of June 30, 2013, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Tax years ended June 2010 through June 30, 2013 are subject to examination by the Internal Revenue Service.

As of June 30, 2013, the Company had net operating loss carry forwards of approximately $14,575,000 to reduce future Federal and state taxable income through 2033.

As of June 30, 2013, realization of the Company’s deferred tax asset of $12,043,825 was not considered more likely than not and, accordingly, a valuation allowance of $12,043,825 has been provided.  There was an increase of $890,000 in the valuation allowance.

As of June 30, 2013 and 2012, components of deferred tax assets were as follows:

	2013		2012

Impairment of intangible asset		-		$3,133,000
Write-off of investment in joint venture, intangible assets
and deferred expenses		$180,000		54,000
Other
Net operating loss		710,000		1,302,000

		890,000		4,489,000
Allowance		(890,000)		(4,489,000)
	$	None	$	None

For the years ended June 30, 2013 and 2012, deferred income tax expense consisted of the following:

	2013		2012

Impairment of intangible asset		$5,749,525		$5,749,525
Write-off of investment in joint venture, intangible assets and deferred expenses		565,000		375,000
Other		29,300		29,300
Net operating loss		5,700,000		5,000,000

		12,043,825		11,153,825
Valuation allowance		(12,043,825)		(11,153,825)
	$	None	$	None

17. SUBSEQUENT EVENTS

Common Stock

In July 2013, the Company issued 164,671 shares of common stock at $0.10, per share for the conversion of $15,000 of the 10% Convertible Promissory Notes and accrued interest.

In July 2013, the Company issued a warrant to purchase 100,000 shares of common stock exercisable at $0.15, per share for 5 years and 100,000 shares of common stock at $0.15, per shares, to the investment banker for fees totaling $30,000.

In September 2013, the Company issued 289,251 shares of common stock at $.10, per share for the conversion of $26,000 of the 10% Convertible Promissory Notes and accrued interest.

In October 2013, the Company issued 200,000 shares of common stock at $.15, per share as fees to the investment banker totaling$30,000.

In October and December 2013, an aggregate of 823,204 shares of common stock were issued for the conversion of $59,000 of the 10% Convertible Promissory Notes and accrued interest.

In November 2013, the Company issued 150,000 shares of common stock at $0.20, per share, to a consultant for investor relations services.

In November 2013, the Company issued 100,000 shares of common stock at $0.20, per share, to its chief financial officer pursuant to an employment agreement.

In December 2013, the Company issued 200,000 shares of common stock at $0.10, per share, for legal fees.

Convertible Notes and Warrant

On July 2, 2013,, the Company issued four two-year, 10% convertible promissory notes in the amount of $10,000 each.  The investors also were each issued a five year common stock purchase warrant for the purchase of up to 67,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.

On July 2, 2013 the Company issued a five-year warrant to purchase of up to 100,000 shares of the Company’s common stock, at a price per share of $0.15, to the investment banker in payment for commissions due.

On August 28, 2013, the Company agreed to sell up to an aggregate of $250,000 in convertible promissory notes under a securities purchase agreement (Agreement) with an aggregate stated value equal to the purchaser’s subscription amount and a warrant to purchase up to a number of shares of common stock equal to 100% of the purchaser’s subscription amount divided by $0.15 with an exercise price of $0.15 exercisable immediately with a term of five years.  The Company issued four 10% convertible promissory notes under this Agreement for an aggregate of $70,000 and warrants to purchase 469,000 shares of the Company’s common stock.

On October 29, 2013, the Company issued a two-year, 10% convertible promissory note in the amount of $15,000. After 121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company at $0.15, per share. After 210 days conversion price shall be $0.10, subject to adjustment as defined. The investor also was issued a five year common stock purchase warrant for the purchase of up to 100,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise. The Company issued 25,000 shares of common stock to the investor as an incentive.

On December 12, 2013, the Company issued a two-year, 10% convertible promissory note in the amount of $30,000. After 121 days from the issue date, the holder can convert any unpaid principal and accrued interest into common shares of the Company at $ .15, per share. After 210 days, the conversion price shall be $0.10, per share, subject to adjustment as defined. The investor also was issued a five year common stock purchase warrant for the purchase of up to 200,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise. In addition, the Company issued 50,000 shares of common stock to the investor as an incentive to the note.

On December 17, 2013, the Company issued a two-year, 10% convertible promissory notes in the amount of $50,000.  Warrants to purchase an aggregate of 333,334 shares of the Company’s common stock were issued in conjunction with these financings.  If the Company has not redeemed the notes by the 120th day after the issuance of the notes the note holders may convert at a price of $0.15 a share.  If the Company has not redeemed the notes by the 210th day after the issuance of the notes the note holders may convert at a price of $0.10 a share.  In addition, the Company issued 83,333 shares of common stock to the investor as an incentive to the note.  In addition, the investment banker received 245,333 shares of the Company’s common stock and a five year common stock purchase warrant for the purchase of up to 77,300 shares of the Company’s common stock, at a price per share of $0.15 as commission.

On December 31, 2013, the Company sold $270,000, of the two-year 10% convertible promissory notes.  Warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock were issued in conjunction with these financings.  If the Company has not redeemed the notes by the 120th day after the issuance of the notes the note holders may convert at a price of $0.15 a share.  If the Company has not redeemed the notes by the 210th day after the issuance of the notes the note holders may convert at a price of $0.10 a share.  In addition, the Company issued 450,000 shares of common stock to the investors as an incentive to the note.

On January 1, 2014, the Company sold $60,000, of the two-year 10% convertible promissory notes.  Warrants to purchase an aggregate of 400,000 shares of the Company’s common stock were issued in conjunction with these financings.   If the Company has not redeemed the notes by the 120th day after the issuance of the notes the note holders may convert at a price of $0.15 a share.  If the Company has not redeemed the notes by the 210th day after the issuance of the notes the note holders may convert at a price of $0.10 a share.  In addition, the Company issued 100,000 shares of common stock to the investors as an incentive to the note.

In connection with the financings, the investment banker received 200,000 shares of the Company’s common stock as a fee totaling $30,000.

Commitments

Commencing July 3, 2013, the Company entered into an agreement with its Chief financial officer for a term of twelve months subject to earlier termination or renewable upon mutually agreed terms.  Compensation for the officer will be accrued at $5,000, per month, and will not be paid until the earlier that the Company has successfully raised a minimum of $500,000 in working capital for its own operations or the Company has sufficient excess cash reserves to enable payment.  Upon signing the agreement, the officer was issued 100,000 shares of common stock as a signing bonus and is entitled to receive 10,000 additional shares of the Company’s common stock for each month of service provided, issued quarterly.

On October 14, 2013, the Company entered into an agreement with a consultant for a period of three months to provide investor relations services in exchange for 150,000 shares of the Company’s common stock, valued at $30,000. The agreement may be renewed by mutual consent.

On January 15, 2014, the Company entered into a lease for office space in Petoskey, MI through January 14, 2016 cancellable with sixty days’ notice of the landlord.  Rent is $425, per month, payable in advance of the first day of the month, with interest at 18%, per year, if the payment is late.