Form 10-Q
period 2013-09-30
ROTATE BLACK INC
filed 2014-03-21
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 333-44315

 Rotate Black, Inc.
(Exact name of registrant as specified in its charter)

Nevada	75-3225181
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 East Mitchell Street, Petoskey, Michigan  49770
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

The number of shares of common stock outstanding as of March 18, 2014 is 49,489,783.

ROTATE BLACK, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults upon Senior Securities	30

ITEM 4.	Mine Safety Disclosures	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits

SIGNATURES

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	JUNE 30,
	2013	2013
	(Unaudited)

ASSETS
Current Assets
Cash	$361	$46
Prepaid expenses	105,874	108,023

Total current assets	106,235	108,069

Fixed assets - net	352	872
Deferred development costs - Gulfport Project	3,843,480	3,831,327
Land purchase deposit	437,688	437,688
Deferred casino ground lease rent	1,902,156	1,902,156
Stock as Loan collateral	400,000	400,000
Security deposit	3,600	3,600

TOTAL ASSETS	$6,693,511	$6,683,712

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,390,385	$5,371,847
Accrued salaries	1,390,564	1,264,371
Accrued ground lease rent	1,902,156	1,902,156
Note payable	80,000	80,000
Loans payable - stockholders	330,653	320,250
Dividends payable	-	-
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	3,182,004	2,846,405

Total current liabilities	15,850,762	15,360,029

10% Convertible promissory notes payable	397,015	328,015
Discount on 10% convertible notes payable	(227,148)	(161,451)
Beneficial conversion feature	480,133	206,053
Warrant liability	327,864	98,814

TOTAL LIABILITIES	16,828,626	15,831,460

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized; 46,282,860 and 45,698,938
shares issued and outstanding as of September 30, 2013
and June 30, 2013, respectively	46,284	45,700

Class A Preferred Stock Units, $0.001 par value, 45 Units
authorized, issued and outstanding as of September 30, 2013	1,750,000	1,750,000
and June 30, 2013, respectively

Class B Preferred Stock Units, $0.001 par value, 2,687 Units
authorized, issued and outstanding as of September 30, 2013	725,000	725,000
and June 30, 2013, respectively

Additional paid-in-capital	22,977,360	22,906,551

Accumulated deficit	(32,390,869)	(31,514,166)

Noncontrolling Interest	(3,242,890)	(3,060,833)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(10,135,115)	(9,147,748)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$6,693,511	$6,683,712

See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2013	2012

Revenue	$-	$-

Operating expenses
Accrued salary expense	149,327	186,785
Stock based compensation	26,000	37,000
General and administrative expenses	100,979	245,236
Dividends on Redeemable Preferred Series A Stock	-	7,369
Change in fair value of conversion feature	265,772	(4,051)
Amortization of beneficial conversion feature and discount	171,660	-
Interest expense	345,022	367,325

Total expenses	1,058,760	839,664

Net Loss	$(1,058,760)	$(839,664)

Net Loss Attributable to Noncontrolling Interest	182,057	$202,358

Net Loss Attributable to Stockholders	$(876,703)	$(637,306)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted average
common shares outstanding	46,013,244	34,520,314

See notes to  financial statements

 ROTATE BLACK, INC. AND SUBSIDIARY
   CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	Three Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,058,760)	$(839,664)
Adjustments to reconcile net loss to cash
provided by operating activities:
Stock-based compensation	26,000	37,000
Stock for interest	4,393	6,352
Dividends payable	-	7,370
Depreciation and amortization	520	(398)
Amortization and changes in beneficial conversion feature and warrant liability	503,130	84,475
Changes in assets and liabilities:
Prepaid expenses	2,149	6,232
Accounts payable and accrued expenses	144,731	641,138
Accrued interest on mortgage and notes payable	335,599	272,520

Net cash (used in) provided by operating activities	(42,238)	215,025

CASH FLOWS FROM INVESTING ACTIVITIES
Casino construction in progress	-	(154,571)
Deferred development costs - Gulfport Project	(12,153)	(231,095)
Land deposit	-	(2,700)

Net cash used in investing activities	(12,153)	(388,366)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory note payable	110,000	50,000
Discount on 10% convertible promissory notes payable	(65,697)	-
Increase in loans payable - stockholders	10,403	114,256
Payments of note payable - truck	-	508

Net cash provided by financing activities	54,706	164,764

Net increase (decrease) in cash	315	(8,577)

Cash, beginning of period	46	8,671

Cash, end of period	$361	$94

Noncash Transactions:

Issuance of common stock for compensation, legal and consulting services	$26,000	$-

Issuance of common stock in payment of notes payable	$41,000	$-

Issuance of common stock in payment toward accounts payable	$-	$240,000

Issuance of common stock for redemption of Preferred Series A Stock plus interest and dividends	$-	$52,265

Issuance of common stock for loan consideration	$-	$37,000

Issuance of common stock as interest	$4,393	$6,352

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

Terms of the proposed financing call for senior secured loans whereby the Company shall draw down one-half of the Facility at closing and the remaining one-half on the eighth month anniversary of the closing. Full repayment is expected six years after the closing, which is anticipated to occur in late March 2014. Amounts outstanding under the Facility will bear an interest rate of 13% per annum, payable monthly in arrears. Any undrawn amounts under the Facility will bear an interest rate of 6.5% per annum, payable monthly in arrears. Definitive terms, conditions and provisions will be stipulated in the final agreement for the credit facility.

Other Projects

On December 14, 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (OKL) and through the subsidiary, the Company entered into an agreement to provide casino management services to an Oklahoma Native American Tribe Casino for a term of ninety days at $30,000, per month, inclusive of all personnel needed to provide the consulting services. The Company plans to leverage this agreement to generate additional Native American gaming consulting agreements. As of June 30, 2013, this contract was completed and the subsidiary is currently inactive.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and the Company.  To date, the Company has secured a contract for the placement of equipment in 2014 as well as an approval of a lender to facilitate the financings of this operation.

On January 11, 2011, the Company entered into a management agreement whereby a new to-be-formed wholly owned subsidiary of the Company would act as manager for a proposed casino and entertainment destination on the Louis Bull Indian Reserve near Edmonton, Canada.  The project is awaiting final approval from Alberta Liquor and Gaming (Note 10).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended June 30, 2013. Interim results are not necessarily indicative of the results for a full year.

 Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, Rotate Black, OK, LLC. (OKL).  In addition, the Company has included the financial statements of RBMS in the accompanying consolidated financial statements. (Note 7).

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

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the 10% Convertible Promissory Notes Payable.  For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period.  The Company uses the Black-Scholes model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period in accordance with Accounting Standards Codification (“ASC”) 815.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator).  Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of September 30, 2013 and September 30, 2012, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.

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

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $32,390,869 and negative working capital of $15,744,527 as of September 30, 2013 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to  commence management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of September 30, 2013 and June 30, 2013 property and equipment consisted of the following

	Sept 30,	June 30,
	2013	2013

Furniture and fixtures	$8,490	$8,490
Office equipment	23,289	23,289
Total	31,779	31,779
Less accumulated depreciation	(31,427)	(30,907)

	$352	$872

Deferred development costs  - Casino construction totaled $3,843,480 and $3,831,327 as of September 30, 2013 and June 30, 2013, respectively, and represents expenses related to the architectural design, environmental testing  and legal expenses associated with financing and developing the casino.

For the three months ended September 30, 2013 and 2012, depreciation expense was $520 and ($398), respectively.

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

As of June 30, 2013, and September 30, 2013, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.  As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

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

Terms of the proposed financing call for senior secured loans whereby the Company shall draw down one-half of the Facility at closing and the remaining one-half on the eighth month anniversary of the closing. Full repayment is expected six years after the closing, which is anticipated to occur in late March 2014. Amounts outstanding under the Facility will bear an interest rate of 13% per annum, payable monthly in arrears. Any undrawn amounts under the Facility will bear an interest rate of 6.5% per annum, payable monthly in arrears. Definitive terms conditions and provisions will be stipulated in the final agreement for the credit facility.

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

As of June 30, 2013, and September 30, 2013, Management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.   As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.  At June 30, 2012, the Company owned an aggregate of 24.81% of the voting interest of RBMS, therefore, a non-controlling interest representing 75.19% of the net loss of RBMS was reflected on the Statement of Operations as of June 30, 2012.  In consolidation, the Company recorded an adjustment to retained earnings of $651,478; the difference between the opening balance of retained earnings of RBMS of $1,219,995 and the equity loss recorded prior to June 30, 2012 by the Company of $568,517.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable has consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  As of March 19, 2014, the Company has not repaid the principal and accrued interest by the dates stipulated in the extension and, therefore, is currently in default.  As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of September 30, 2013 and June 30, 2013.

On December 20, 2012, the Company and an officer of the Company, as Guarantor, entered into a Settlement Agreement (Agreement) with the Trustee for the estate of the gaming vessel which set forth terms related to the consideration to be paid by the Company to the Trustee in exchange for the release of all claims against the Company and the Guarantor, including all promissory notes, penalties, fees and interest. The Agreement is subject to the order of approval by the US Bankruptcy Court, Southern District of Florida, West Palm Division with regard to the Guarantor and will become effective upon the first business day of RBMS’s closing on primary equity and debt financing for not less than $100,000,000 for the design, construction and opening of a casino resort in Gulfport, MS. Pursuant to the terms of the Agreement, upon closing, the Company shall deliver to the Trustee 250,000 shares of Series B Subordinated Participating Preferred Stock in Rotate Black, to be designated  These Series B Preferred shares will be fully redeemed through payments to the Trustee totaling $5,000,000 and will be determined as a percentage of the Company’s gross cash receipts each year, as defined. The payments will be due on a monthly basis.  The Series B shares will be subordinated to a maximum of $2,500,000 of Series A Preferred shares.  The Series B are fully redeemable by the Company in part or in full based upon a schedule whereby the balance will be adjusted; (1) within the first three months of the closing to $2,000,000; (2) within the first 15 months of closing to $2,500,000; (3) within the first 27 months of closing to $3,000,000; (4) within the first 39 months of closing to $3,500,000; (5) within the first 51 months of closing to $4,000,000; and (5) after 51 but before 59 months of closing the Company is obligated to pay $5,000,000.  If the Series B Preferred is not redeemed on an accelerated basis or in accordance with the terms of the Agreement, the Company shall pay the Trustee the sum of $5,000,000, plus 12% interest, per annum, over the five years, with default provisions as defined.

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

As of September 30, 2013, the Company has evaluated the fair value of the land deposit and has determined that the fair value is in excess of the book value of the deposit recorded.

10. EDMONTON PROJECT MANAGEMENT AGREEMENT

On January 11, 2011, the Company, through an officer of the Company, entered into a management agreement (“Management Agreement”), whereby a newly to-be-formed wholly-owned subsidiary of the Company would act as manager, with the Bear Hills Charitable Foundation, Bear Hills Casino Inc., the Louis Bull Tribe and 677626 Alberta Ltd. (Tribe Companies) for a proposed casino and entertainment destination on the Louis Bull Indian Reserve, near Edmonton, Canada. The term of the Management Agreement commences on the date the Tribe Companies receive a license for the proposed casino and all related necessary approvals from the Alberta Gaming and Liquor Commission and then shall continue for the greater of twenty years or until all monies advanced by the Company to the Tribe Companies relating directly or indirectly to the casino project are repaid or for such other term agreed.

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

11.  LEASE

On August 8, 2008, the Company entered into a lease for office space, commencing on September 1, 2008 through August 31, 2011.  On July 21, 2013 the Landlord agreed to a final payment offer for all past and current rent due of approximately $157,489, payable at the closing of the Gulfport project RBMS funding.

On January 15, 2014, the Company entered into a lease for office space for a term of two years, cancellable by the landlord with sixty days’ notice.  Rent is payable $425, per month, in advance of the first day of each month.

12.  LOANS PAYABLE – STOCKHOLDERS

Loans payable – stockholders consists of advances made by the certain stockholders of the Company and an officer of the Company through a limited liability entity owned by him, and are payable on demand.

13.  EMPLOYMENT AGREEMENT

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

14.  CONVERTIBLE AND PROMISSORY NOTES PAYABLE

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

The Company calculated the value of the conversion feature as of May 1, 2012 at $45,251, based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $5,656 and $5,656 in amortization expense for the three months ended September 30, 2013 and 2012, respectively.

Pursuant to the terms of this convertible promissory note payable, since the note was not repaid by February 15, 2013, the conversion price of the note payable was reduced from $0.15 to $.10, per share.

The Company calculated the value of the conversion feature, recording a loss on the change in fair market value of $120,084 for the three months ended September 30, 2013.

In December 2013, $50,000 of the principal of the promissory note, plus interest accrued on a default basis, of $22,271 was converted to 722,711 shares of the Company’s common stock.

In February 2014, $50,000 of the principal of the promissory note, plus interest accrued on a default basis, of $25,548 was converted to 755,480 shares of the Company’s common stock.

Warrants

As part of the issuance of the convertible debentures, the Company recorded a liability for the issuance of detachable warrants.    Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financing, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance. Under the terms of the subsequent June 10, 2013 convertible promissory note, the warrant price was reduced to $.15.

The warrant was valued as of May 1, 2012 at $100,431, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.22, per share, the risk free interest rate of .84% and the expected volatility of 108.93%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.

For the three months ended September 30, 2013 and 2012, the Company recorded $12,554 and $12,554 in interest expense, respectively.

The Company calculated the value of the warrants recording a loss on the change in fair market value of $40,167 as of September 30, 2013.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of July 17, 2012 at $49,288, based upon the Black Scholes model.  Since the fair value of the conversion feature exceeded the remaining proceeds to be allocated, the Company has reflected $2,749, as a discount against the convertible promissory note, amortizable as interest expense over two years. The excess of the value of the conversion feature over the proceeds was $46,539, which was recorded as interest expense on July 17, 2012.  The Company recorded $344 and $282 in amortization expense for the three months ended September 30, 2013 and 2012, respectively.

Pursuant to the terms of one of the convertible promissory notes payable for $15,000 the note was not repaid by February 15, 2013, and the conversion price of that note payable was reduced from $0.15 to $.10, per share.

In September 2013, $20,000 of the principal of the promissory notes, and $2,259 in interest were repaid as a result of converting the debt to 222,574 shares of the Company’s common stock.

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

The Company calculated the value of the conversion feature at September 30, 2013 of the remaining notes totaling $15,000 and recorded a gain on the change in fair market value of $15,213. In addition, the discount on the $41,000 notes which were converted was fully amortized as of September 30, 2013.

Warrants

The warrants were valued as of July 17, 2012 at $53,251, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.30, per share, the risk free interest rate of .76% and the expected volatility of 148.12%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $6,656 and $5,456 in interest expense for the three months ended September 30, 2013 and 2012, respectively.

In connection with the subsequent June 10, 2013 financing, the warrant price was reduced to $0.15.  The Company calculated the value of the warrants at September 30, 2013, recording a loss on the change in fair market value of $16,772.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $39,015 note at $19,876, based upon the Black Scholes model.   The Company recorded $2,485 in amortization expense of the discount for the three months ended September 30, 2013.

The Company calculated the value of the conversion feature at September 30, 2013, recording a loss on the change in fair market value of $19,788.

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $4,000 note at $2,038, based upon the Black Scholes model.   The Company recorded $255 in amortization expense of the discount for the three months ended September 30, 2013.

The Company calculated the value of the conversion feature at September 30, 2013, recording a loss on the change in fair market value of $1,683.

In November 2013, the $4,000, 10% convertible promissory note and interest of $423 were converted into 44,423 shares of the Company’s common stock.

Warrants

The warrants were valued as of October 15, 2012 at $13,146, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.24, per share, the risk free interest rate of .71% and the expected volatility of 105.60%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $1,643 in interest expense for the three months ended September 30, 2013.

The Company calculated the value of the warrants at September 30, 2013, recording a loss on the change in fair market value of $2,697.

May 28, 2013 Convertible Promissory Note Payable

On May 28, 2013, the Company sold an additional $59,000 of the 10% convertible promissory notes. In connection with this note, the Company agreed to hold 2,000,000 of its common stock as collateral for the note payable.

The Company calculated the value of the beneficial conversion feature as of May 28, 2013 at $29,817, based upon the Black Scholes model.  The Company recorded $3,727 in amortization expense for the three months ended September 30, 2013.

The Company calculated the value of the conversion feature at September 30, 2013, recording a loss on the change in fair market value of $24,265.

No warrants were granted with this convertible promissory note payable.

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

The Company calculated the value of the conversion feature as of June 10, 2013 at $9,108, however, the excess of the value of the conversion feature over the proceeds was $3,318, which was recorded as interest expense on June 10, 2013 and $5,790, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $724 in amortization expense for the three months ended September 30, 2013.

The Company calculated the value of the conversion feature, recording a loss on the change in fair market value of $2,683 as of September 30, 2013.

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

The warrant was valued as of June 10, 2013 at $14,210, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.135, per share, the risk free interest rate of 1.20% and the expected volatility of 111.47%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended September 30, 2013, the Company recorded $1,760 in interest expense.

The Company calculated the value of the warrants recording a loss on the change in fair market value of $16,192 as of September 30, 2013.

July 2, 2013 Convertible Promissory Note Payable

On July 2, 2013, the Company issued four two-year, 10% convertible promissory notes in the amount of $10,000 each.  The investors also were each issued a five year common stock purchase warrant for the purchase of up to 67,000 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.

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

The Company calculated the value of the conversion feature as of July 2, 2013 at $23,243, however, the excess of the value of the conversion feature over the proceeds was $19,630, which was recorded as interest expense on July 2, 2013, and $3,613, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $406 in amortization expense for the three months ended September 30, 2013.

The Company calculated the value of the conversion feature, recording a loss on the change in fair market value of $27,292 as of September 30, 2013.

Warrants

As part of the issuance of the convertible debentures, the Company recorded a liability for the issuance of detachable warrants.    Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financing, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

The warrant was valued as of July 2, 2013 at $36,387, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.17, per share, the risk free interest rate of 1.38% and the expected volatility of 109.18%.  This value has been reflected as a discount of the convertible promissory note payable and amortizable as interest expense over two years.  For the three months ended September 30, 2013, the Company recorded $4,094 in interest expense.

The Company calculated the value of the warrants recording a loss on the change in fair market value of $19,175 as of September 30, 2013.

On July 2, 2013 the Company issued a five-year warrant to purchase of up to 100,000 shares of the Company’s common stock, at a price per share of $0.15, to the investment banker in payment for commissions due.

August 28, 2013 Convertible Promissory Note Payable

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

The Company calculated the value of the conversion feature as of August 28, 2013 at $75,175, however, the excess of the value of the conversion feature over the proceeds was $75,175, which was recorded as interest expense on August 28, 2013.

The Company calculated the value of the conversion feature, recording a gain on the change in fair market value of $4,920 as of September 30, 2013.

Warrants

As part of the issuance of the convertible debentures, the Company recorded a liability for the issuance of detachable warrants.    Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financing, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

The warrant was valued as of August 28, 2013 at $102,553, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.26, per share, the risk free interest rate of 1.62% and the expected volatility of 109.18%.  $32,553 of this value has been recorded as interest expense and $70,000 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended September 30, 2013, the Company recorded $3,293 in interest expense.

The Company calculated the value of the warrants recording a gain on the change in fair market value of $4,894 as of September 30, 2013.

As of September 30, 2013 and June 30, 2013, the 10% Convertible Notes Payable were as follows:

	Sept 30 2013	June 30, 2013

10% Convertible Promissory Note Payable	$397,015	$328,015
Less:
Beneficial Conversion Feature Discount	(59,953)	(69,642)
Warrant Discount	(168,195)	(91,809)

10% Convertible Promissory Note Payable - Net	$169,867	$166,564

Promissory Note Payable

On September 6, 2012, the Company received $65,000 in loan proceeds. A promissory note was issued in the amount of $80,000, which includes interest payments of $15,000. In addition,  185,000 shares of common stock were issued as additional interest. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan.  As of March 18, 2014, no payments have been made on the promissory note.

15. COMMON STOCK

Common and Preferred Shares

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

In September 2013, the Company issued an aggregate of 30,000 shares of common stock, at $0.20, per share, for compensation to an employee valued at $6,000.

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

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As of June 30, 2013 and March 18, 2014 no options were granted under the Plan.

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

On February 19, 2013, as amended on June 3, 2013 and December 2, 2013, the Company agreed to engage a non-exclusive placement agent in connection with the possible private placement of equity, equity-linked or debt securities in connection with the financing of the Gulfport casino hotel project (“Agreement”). The Agreement is for an initial terms of five months and the scope of the engagement agreement calls for a nonrefundable transaction fee, as defined,  equal to the sum of (i) 2.00% of the aggregate principal amount of all unsecured, non-senior, second lien or subordinated debt securities, senior notes, capital leases, operating eases and/or bank debt raised or committed from a financing partner introduced to the Company by the agent and (ii) 5.00% of the aggregate amount of all equity and equity-linked securities, as defined, placed or committed from a financing partner introduced to the Company by the agent.  The transaction fee shall be subject to an aggregate minimum fee of $1,350,000 provided that the Agreement is not terminated by the Company and shall be payable regardless of whether any financing partners introduced by the agent participate in the financing transaction.

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

On January 18, 2012, an investment banker filed a civil lawsuit against the Company in the Circuit Court of Harrison County, Mississippi, First Judicial District, alleging breach of a fee letter agreement in the amount of $150,000, plus attorney’s fees and costs.  The Plaintiff filed a motion for summary judgment on November 21, 2013 which was heard on January 9, 2014, whereupon the motion was granted with regard to the Company’s liability for $25,000.  The Court has not entered an order confirming its ruling and has not reached a determination as to the Company’s liability on the remaining $125,000. The Company will vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter. As of June 30, 2013, the Company accrued a liability of $150,000 against the claim.

17. INCOME TAXES

The Company and its subsidiaries file separate tax returns and have not filed income tax returns for the years ended June 30, 2009 through 2013 but anticipate no significant income tax expenses as a result of these filings.

The Company’s policy is to classify tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

 As of September 30, 2013, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements

18. SUBSEQUENT EVENTS

Common Stock

In October 2013, the Company issued 200,000 shares of common stock at $.15, per share as fees to the investment banker totaling $30,000.

In  December 2013, the Company issued an aggregate of 30,000 shares of common stock, at $0.20, per share, for compensation to an employee valued at $6,000.

In October and December 2013, an aggregate of 822,777 shares of common stock were issued for the conversion of $59,000 of the 10% Convertible Promissory Notes and accrued interest.

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

In January and February 2014, the Company issued an aggregate of 20,000 shares of common stock, at $0.20, per share, for compensation to an employee valued at $4,000.

In February 2014, 755,480 shares of common stock were issued for the conversion of $50,000 of the 10% Convertible Promissory Notes and accrued interest

Convertible Notes and Warrant

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

On March 3, 2014, a stockholder advanced the Company $33,475 and will be issued a 10% convertible promissory note for this amount, plus any additional advances through the time of the Gulfport financing.

Commitments

On October 14, 2013, the Company entered into an agreement with a consultant for a period of three months to provide investor relations services in exchange for 150,000 shares of the Company’s common stock, valued at $30,000. The agreement was not renewed by the Company.

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

In addition to the risks discussed in Item 1A “Risk Factors” of our Form 10-K, filed with the Securities and Exchange Commission on March 3, 2014, various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

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

Gulfport, the second largest city in Mississippi, is approximately 12 miles west of Biloxi. The Gulfport Project is expected to be a fourteen-month development project. Upon completion, the casino will feature 1,188 slot machines and 22 table games. The Gulfport Project’s non-gaming amenities will include a four-star 205-room hotel, pool, spa, cabanas, steakhouse, buffet, snack bar and two feature bars.

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

Rotate Black OK, LLC

On December 14, 2011, the Company formed a wholly-owned subsidiary, Rotate Black OK, LLC (OKL) and through the subsidiary, on December 12, 2011, the Company entered into an agreement to provide casino management services to an Oklahoma Native American Tribe Casino for a term of ninety days at $30,000, per month, inclusive of all personnel needed to provide the consulting services. The Company plans to leverage this agreement to generate additional Native American gaming consulting agreements. As of June 30, 2013, this contract was completed, there was no revenue for the year ended June 30, 2013 and the subsidiary is inactive.

SlotOne, Inc.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and the Company.  To date, the Company has secured a contract for the placement of equipment in 2014 as well as an approval of a lender to facilitate the financings of this operation.

Going Concern Status

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow, which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($876,703) for the three months ended September 30, 2013 and has an accumulated deficit as of September 30, 2013 of $32,390,869.

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

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenue

For the three months periods ended September 30, 2013 and 2012, we had revenues of $0 and $0 respectively.  The Company is anticipating commencing management fees associated with the Gulfport project.

Expenses

Our total expenses for the three months ended September 30, 2013, were $1,058,760 as compared to $839,664 for the comparable prior year period. The increase of $219,096, approximately 26%, can be attributed primarily to increases in interest expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt offset by decreases in general and administrative expenses and accrued salary expense.

General and administrative expenses for the three months ended September 30, 2013, were $100,979 as compared to $245,236 for the prior year period. The decrease of $144,257, approximately 59% is mainly attributable to decreases in audit and consulting fees.

Our net loss attributable to stockholders for the three months ended September 30, 2013, was $876,703 as compared to $637,306 for the prior year period. The increase in loss of $239,397, approximately 38%, can be attributed primarily to increases in interest expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt offset by decreases in general and administrative expenses, accrued salary expense.

Liquidity and Capital Resources

As of September 30, 2013, we had negative working capital of $15,744,527 compared to negative working capital of $15,251,960 as of September 30, 2012, and an accumulated deficit of $32,390,869 as of September 30, 2013, and further losses are anticipated.

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

Cash Provided (Used in) by Operating Activities

Cash flows used in operating activities for the three months ended September 30, 2013 was ($42,238) as compared to cash flow provided by operating activities of $215,025 for the comparable 2012 period. This decrease in cash flows from operations resulted primarily from the increase in loss, decreases in accounts payable and accrued expenses and stock-based compensation, offset in part by increases in accrued interest on mortgage and notes payable and amortization and changes in beneficial conversion feature and warranty liability.

Cash Used in Investing Activities

Cash flows used in investing activities for the three months ended September 30, 2013 was $12,153 as compared to $388,366 used in investing activities for the three months ended September 30, 2012.  This decrease in cash used in investing activities consisted primarily of decreases in casino construction costs and deferred casino development costs.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the three months ended September 30, 2013 were $54,706 as compared to $164,764 provided by financing activities for the three months ended September 30, 2012.  This decrease in cash provided by financing activities consisted primarily of a decrease in loan payables from stockholders offset by increases in the sale of convertible promissory notes and discounts on notes payable.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended September 30, 2013.  We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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