Form 10-Q
period 2013-12-31
ROTATE BLACK INC
filed 2014-05-23
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).    Yes  ☐   No  ☑

The number of shares of common stock outstanding as of April 21, 2014 is 49,499,783.

ROTATE BLACK, INC. AND SUBSIDIARY

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2013	2013
	(Unaudited)

ASSETS
Current Assets
Cash	$169,807	$46
Note receivable	105,000	-
Prepaid expenses	125,874	108,023

Total current assets	400,681	108,069

Fixed assets - net	185	872
Deferred development costs - Gulfport Project	3,844,961	3,831,327
Land purchase deposit	437,688	437,688
Deferred casino ground lease rent	2,451,591	1,902,156
Stock as Loan collateral	400,000	400,000
Security deposit	3,600	3,600

TOTAL ASSETS	$7,538,706	$6,683,712

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,365,085	$5,371,847
Accrued salaries	1,503,053	1,264,371
Accrued ground lease rent	2,451,591	1,902,156
Note payable	80,000	80,000
Loans payable - stockholders	332,971	320,250
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	3,535,427	2,846,405

Total current liabilities	16,843,127	15,360,029

10% Convertible promissory notes payable	703,015	328,015
Discount on 10% convertible notes payable	(528,372)	(161,451)
Beneficial conversion feature	1,145,824	206,053
Warrant liability	1,138,431	98,814

TOTAL LIABILITIES	19,302,025	15,831,460

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized; 48,614,303 and 45,698,938
shares issued and outstanding as of December 31, 2013
and June 30, 2013, respectively	48,615	45,700

Class A Preferred Stock Units, $0.001 par value, 45 Units
authorized, issued and outstanding as of December 31, 2013	1,750,000	1,750,000
and June 30, 2013, respectively

Class B Preferred Stock Units, $0.001 par value, 2,687 Units
authorized, issued and outstanding as of December 31, 2013	725,000	725,000
and June 30, 2013, respectively

Additional paid-in-capital	23,329,022	22,906,551

Accumulated deficit	(34,251,255)	(31,514,166)

Noncontrolling Interest	(3,364,701)	(3,060,833)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(11,763,319)	(9,147,748)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$7,538,706	$6,683,712
See notes to  financial statements

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Operating expenses
Accrued salary expense	141,583	163,544	290,910	350,329
Stock based compensation	251,734	402,676	277,734	439,676
General and administrative expenses	35,458	358,546	136,437	603,782
Dividends on Redeemable Preferred Series A Stock	-	2,250	-	9,619
Change in fair value of conversion feature	411,160	(123,317)	676,932	(127,368))
Amortization of beneficial conversion feature and discount	763,874	28,351	935,534	110,877
Interest expense	378,388	315,695	723,410	600,494

Total expenses	1,982,197	1,147,745	3,040,957	1,987,409

Net Loss	$(1,982,197)	$(1,147,745)	$(3,040,957)	$(1,987,409)

Net Loss Attributable to Noncontrolling Interest	121,811	$347,765	303,868	$550,123

Net Loss Attributable to Stockholders	$(1,860,386)	$(799,980)	$(2,737,089)	$(1,437,286)

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.07)	$(0.05)

Basic and diluted average
common shares outstanding	46,701,997	37,672,075	46,357,621	36,406,112

See notes to  financial statements

 ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
 (Unaudited)

	Six Months Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,040,957)	$(1,987,409)
Adjustments to reconcile net loss to cash
provided by operating activities:
Stock-based compensation	277,734	439,676
Stock for interest	27,652	28,352
Dividends payable	-	10,068
Depreciation and amortization	687	193
Amortization and changes in beneficial conversion feature and warrant liability	1,979,388	22,789
Changes in assets and liabilities:
Prepaid expenses	2,149	3,602
Notes receivable	(105,000)	-
Accounts payable and accrued expenses	781,355	2,272,053
Accrued interest on mortgage and notes payable	689,022	559,657

Net cash provided by operating activities	612,030	1,348,981

CASH FLOWS FROM INVESTING ACTIVITIES
Casino construction in progress	-	(1,139,235)
Deferred development costs - Gulfport Project	(13,634)	(599,065)
Deferred casino ground lease rent	(549,435)	-
Land deposit	-	-

Net cash used in investing activities	(563,069)	(1,738,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock sold for cash	-	30,000
Proceeds from convertible promissory notes payable	475,000	89,015
Proceeds from note payable	-	45,000
Discount on 10% convertible promissory notes payable	(366,921)	(33,279)
Increase in loans payable - stockholders	12,721	250,368
Payments of note payable - truck	-	(408)

Net cash provided by financing activities	120,800	380,696

Net increase (decrease) in cash	169,761	(8,623)

Cash, beginning of period	46	8,671

Cash, end of period	$169,807	$48

Noncash Transactions:

Issuance of common stock for compensation, legal and consulting services	$181,067	$-

Issuance of common stock in payment of notes payable	$100,000	$-

Issuance of common stock in payment toward accounts payable	$-	$255,000

Issuance of common stock for redemption of Preferred Series A Stock plus interest and dividends	$-	$191,655

Issuance of common stock for loan consideration	$116,667	$-

Issuance of common stock as interest	$27,652	$-

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

On December 30, 2013, Rotate Black MS, LLC. (“RBMS”), an affiliate of Rotate Black, Inc. (the “Company”) appeared before the Mississippi Gaming Commission (the “Commission”) seeking Approval to Proceed with the construction of its Gulfport casino resort.  At that meeting, the Commission approved the application, thus allowing RBMS to move forward with the closing of its financing and begin construction.  Approval was granted on the condition that Rotate Black obtain the necessary project financing, complete its documentation of the financing and fund the local vendors by April 1, 2014.

The Company obtained the full financial commitment for the project, but its lender needed additional time to complete the proper documentation necessary to close the financing.  To that end, the Company and its financing partner submitted an application for a 20-day extension of its Approval to Proceed. The Commission notified the Company that the extension request would not be considered as presented and that RBMS would need to expand its plans for the project.

On April 10, 2014, Rotate Black MS, LLC entered into a new exclusivity agreement with its lender for the full financing of the expanded Gulfport project as well as the possible acquisition of Rotate Black MS, LLC.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator).  Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of December 31, 2013 and December 31, 2012, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.

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

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The pany has incurred losses since inception, resulting in an accumulated deficit of $34,251,255 and negative working capital of $16,442,446 as of December 31, 2013 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

The Company’s plan is to commence management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell unregistered stock to accredited investors.

4.  PROPERTY AND EQUIPMENT

As of December 31, 2013 and June 30, 2013 property and equipment consisted of the following

	Dec 31,	June 30,
	2013	2013

Furniture and fixtures	$8,490	$8,490
Office equipment	23,289	23,289
Total	31,779	31,779
Less accumulated depreciation	(31,594)	(30,907)

	$185	$872

Deferred development costs - Casino construction totaled $3,844,961 and $3,831,327 as of December 31, 2013 and June 30, 2013, respectively, and represents expenses related to the architectural design, environmental testing and legal expenses associated with financing and developing the casino.

For the six months ended December 31, 2013 and 2012, depreciation expense was $687 and $193, respectively.

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

As of June 30, 2013, and December 31, 2013, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.  As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

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

Terms of the proposed financing call for senior secured loans whereby the Company shall draw down one-half of the Facility at closing and the remaining one-half on the eighth month anniversary of the closing. Full repayment is expected six years after the closing, which is anticipated to occur in May 2014. Amounts outstanding under the Facility will bear an interest rate of 13% per annum, payable monthly in arrears. Any undrawn amounts under the Facility will bear an interest rate of 6.5% per annum, payable monthly in arrears. Definitive terms conditions and provisions will be stipulated in the final agreement for the credit facility.

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

As of June 30, 2013, and December 31, 2013, Management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.   As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.  At June 30, 2012, the Company owned an aggregate of 24.81% of the voting interest of RBMS; therefore, a non-controlling interest representing 75.19% of the net loss of RBMS was reflected on the Statement of Operations as of June 30, 2012.  In consolidation, the Company recorded an adjustment to retained earnings of $651,478; the difference between the opening balance of retained earnings of RBMS of $1,219,995 and the equity loss recorded prior to June 30, 2012 by the Company of $568,517.

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

On December 30, 2012 the RBMS received its Approval to Proceed from the Mississippi Gaming Commission.

Upon the closing of the anticipated financing in connection with the Gulfport Project, the Company will pay to the lessor an aggregate of approximately $2,450,000 in preliminary rent, interest and taxes under the ground lease.  After the commencement of gaming operations, RBMS will pay an annual minimum base rent of $900,000 under the lease, as defined.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  As of April 25, 2014, the Company has not repaid the principal and accrued interest by the dates stipulated in the extension and is currently in default.  As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of December 31, 2013 and June 30, 2013.

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

As of December 31, 2013, the Company has evaluated the fair value of the land deposit and has determined that the fair value is in excess of the book value of the deposit recorded.

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

On January 15, 2014, the Company entered into a lease for office space for a term of two years, cancellable by the landlord with sixty days’ notice.  Rent is payable at $425 per month, in advance of the first day of each month.

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

The Company calculated the value of the conversion feature as of May 1, 2012 at $45,251, based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $8,170 and $5,656 in amortization expense for the three months ended December 31, 2013 and 2012, respectively.

Pursuant to the terms of this convertible promissory note payable, since the note was not repaid by February 15, 2013, the conversion price of the note payable was reduced from $0.15 to $.10, per share.

In December 2013, $50,000 of the principal of the promissory note, plus interest accrued on a default basis, of $22,271 was converted to 722,711 shares of the Company’s common stock.

The Company calculated the value of the conversion feature at December 31, 2013 of the remaining note totaling $100,000 using a Black-Scholes Option Pricing Model with the stock price of, $0.34, per share, the risk free interest rate of .384% and the expected volatility of 85.01% for the two year term, and recorded a loss on the change in fair market value of $36,838.  In addition, the discount of $77,479 on the $50,000 note which was converted was fully amortized as of December 31, 2013.

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

For the three months ended December 31, 2013 and 2012, the Company recorded $12,554 and $12,554 in interest expense, respectively.

The Company calculated the fair value of the warrant using a Black-Scholes Option Pricing Model with the stock price of, $0.34, per share, the risk free interest rate of 1.75% and the expected volatility of 99.68% for the five year term, recording a loss on the change in fair market value of $33,564 as of December 31, 2013.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of July 17, 2012 at $49,288, based upon the Black Scholes model.  Since the fair value of the conversion feature exceeded the remaining proceeds to be allocated, the Company has reflected $2,749, as a discount against the convertible promissory note, amortizable as interest expense over two years. The excess of the value of the conversion feature over the proceeds was $46,539, which was recorded as interest expense on July 17, 2012.  The Company recorded $211 and $344 in amortization expense for the three months ended December 31, 2013 and 2012.

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

In October 2013, $5,000 of the principal of the promissory notes, and $564 in interest were repaid as a result of converting the debt to 55,643 shares of the Company’s common stock.

The Company calculated the value of the conversion feature at December 31, 2013 using a Black-Scholes Option Pricing Model of the remaining note totaling $10,000 and recorded loss on the change in fair market value of $4,146. In addition, the discount of $4,742 on the $5,000 note which was converted was fully amortized as of December 31, 2013.

Warrants

The warrants were valued as of July 17, 2012 at $53,251, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.30, per share, the risk free interest rate of .76% and the expected volatility of 148.12%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $6,656 and $6,656 in interest expense for the three months ended December 31, 2013 and 2012.

In connection with the subsequent June 10, 2013 financing, the warrant price was reduced to $0.15.  The Company calculated the value of the warrants at December 31, 2013 using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $13,691 as of December 31, 2013.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $39,015 note at $19,876, based upon the Black Scholes model.   The Company recorded $2,485 and $1,745 in amortization expense of the discount for the three months ended December 31, 2013 and 2012.

The Company calculated the value of the conversion feature at December 31, 2013, recording a loss on the change in fair market value of $32,766.

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $4,000 note at $2,038, based upon the Black Scholes model.   The Company recorded $1,061 in amortization expense of the discount for the three months ended December 31, 2013.

The Company calculated the value of the conversion feature at December 31, 2013 using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $3,467.

In November 2013, the $4,000, 10% convertible promissory note and interest of $423 were converted into 44,423 shares of the Company’s common stock. In addition, Company recorded $1,061 in amortization expense on the fully amortized note for the three months ended December 31, 2013.

 Warrants

The warrants were valued as of October 15, 2012 at $13,146, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.24, per share, the risk free interest rate of .71% and the expected volatility of 105.60%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $1,643 and $1,396 in interest expense for the three months ended December 31, 2013 and 2012.

The Company calculated the value of the warrants at December 31, 2013 using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $5,633.

May 28, 2013 Convertible Promissory Note Payable

On May 28, 2013, the Company sold an additional $59,000 of the 10% convertible promissory notes. In connection with this note, the Company agreed to hold 2,000,000 of its common stock as collateral for the note payable.

The Company calculated the value of the beneficial conversion feature as of May 28, 2013 at $29,817, based upon the Black Scholes model.  The Company recorded $3,727 in amortization expense for the three months ended December 31, 2013.

The Company calculated the value of the conversion feature at December 31, 2013 using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $43,050.

No warrants were granted with this convertible promissory note payable.

June 10, 2013 Convertible Promissory Note Payable

On June 10, 2013, under the Agreement, the Company issued a two-year, 10% convertible promissory note in the amount of $20,000 to an investor.  with the same conversion rights and terms. The investor also was issued a five year common stock purchase warrant for the purchase of up to 133,334 shares of the Company’s common stock, at a price per share of $0.15, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.   In addition if, while the warrant is outstanding, the Company effects a merger or consolidation, sells all of its assets or enters into other specifically defined transactions, the warrant will be exercisable into shares of the surviving entity as defined

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory note payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability.  The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value.

The Company calculated the value of the conversion feature as of June 10, 2013 at $9,108, however, the excess of the value of the conversion feature over the proceeds was $3,318, which was recorded as interest expense on June 10, 2013 and $5,790, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $724 in amortization expense for the three months ended December 31, 2013.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $14,593 as of December 31, 2013.

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

The warrant was valued as of June 10, 2013 at $14,210, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.135, per share, the risk free interest rate of 1.20% and the expected volatility of 111.47%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended December 31, 2013, the Company recorded $1,760 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a loss on the change in fair market value of $9,652 as of December 31, 2013.

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

The Company calculated the value of the conversion feature as of July 2, 2013 at $23,243, however, the excess of the value of the conversion feature over the proceeds was $19,630, which was recorded as interest expense on July 2, 2013, and $3,613, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $452 in amortization expense for the three months ended December 31, 2013.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $17,730 as of December 31, 2013.

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

The warrant was valued as of July 2, 2013 at $36,387, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.17, per share, the risk free interest rate of 1.38% and the expected volatility of 109.18%.  This value has been reflected as a discount of the convertible promissory note payable and amortizable as interest expense over two years.  For the three months ended December 31, 2013, the Company recorded $4,548 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a loss on the change in fair market value of $19,456 as of December 31, 2013.

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

The Company calculated the value of the conversion feature as of August 28, 2013 at $75,175; however, the excess of the value of the conversion feature over the proceeds was $75,175, which was recorded as interest expense on August 28, 2013.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $49,212 as of December 31, 2013.

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

The warrant was valued as of August 28, 2013 at $102,553, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.26, per share, the risk free interest rate of 1.62% and the expected volatility of 109.18%.  $32,553 of this value has been recorded as interest expense and $70,000 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended December 31, 2013, the Company recorded $8,750 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a loss on the change in fair market value of $34,658 as of December 31, 2013.

October 29, 2013 Convertible Promissory Note Payable

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

The Company calculated the value of the conversion feature as of October 29, 2013 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.20, per share, the risk free interest rate of .32%, a term of two years and the expected volatility of 85.01% at $10,647, however, the excess of the value of the conversion feature over the proceeds was $10,647, which was recorded as interest expense on October 29, 2013.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $11,856 as of December 31, 2013.

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

The warrant was valued as of October 29, 2013 at $15,587, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.20, per share, the risk free interest rate of 1.31%, a term of five years and the expected volatility of 99.68%.  $587 of this value has been recorded as interest expense and $15,000 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended December 31, 2013, the Company recorded $1,313 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a loss on the change in fair market value of $12,732 as of December 31, 2013.

December 12, 2013 Convertible Promissory Note Payable

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

The Company calculated the value of the conversion feature as of December 12, 2013 at $15,847, however, the excess of the value of the conversion feature over the proceeds was $10,834, which was recorded as interest expense on December 12, 2013, and $5,013, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $139 in amortization expense for the three months ended December 31, 2013.

The Company calculated the value of the conversion feature, recording a loss on the change in fair market value of $29,526 as of December 31, 2013.

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

The warrant was valued as of December 12, 2013 at $24,987, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.165 per share, the risk free interest rate of 1.55% and the expected volatility of 99.68%.  $24,987 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended December 31, 2013, the Company recorded $694 in interest expense.

The Company calculated the value of the warrants recording a loss on the change in fair market value of $32,064 as of December 31, 2013.

December 17, 2013 Convertible Promissory Note Payable

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

The Company calculated the value of the conversion feature as of December 17, 2013, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.18, per share, the risk free interest rate of .34%, a term of two years and the expected volatility of 85.01%,  at $30,236, however, the excess of the value of the conversion feature over the proceeds was $$26,306, which was recorded as interest expense on December 17, 2013, and $3,930, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $109 in amortization expense for the three months ended December 31, 2013.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $45,385 as of December 31, 2013.

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

The warrant was valued as of December 17, 2013 at $46,070, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.18 per share, the risk free interest rate of 1.52%  a five year term and the expected volatility of 99.68%.  $46,070 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended December 31, 2013, the Company recorded $1,280 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $49,015 as of December 31, 2013.

December 30, 2013 Convertible Promissory Note Payable

On December 30, 2013, the Company sold $270,000, of the two-year 10% convertible promissory notes.  Warrants to purchase an aggregate of 1,800,000 shares of the Company’s common stock were issued in conjunction with these financings.  If the Company has not redeemed the notes by the 120th day after the issuance of the notes the note holders may convert at a price of $0.15 a share.  If the Company has not redeemed the notes by the 210th day after the issuance of the notes the note holders may convert at a price of $0.10 a share.  In addition, the Company issued 450,000 shares of common stock to the investors as an incentive to the note.

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

The Company calculated the value of the conversion feature as of December 30, 2013 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.34 per share, the risk free interest rate of .39% a two year term and the expected volatility of 85.01%, at $408,384, however, the excess of the value of the conversion feature over the proceeds was $408,384, which was recorded as interest expense on December 30, 2013.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $29 as of December 31, 2013.

Of the notes payable issued, $105,000 of the proceeds was not received by the Company until January 2014, and has been recorded as a receivable on the consolidated financial statements.

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

The warrant was valued as of December 30, 2013 at $513,341, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.34, per share, the risk free interest rate of 1.71%, a term of five years and the expected volatility of 99.68%.  $243,341 of this value has been recorded as interest expense and $270,000 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended December 31, 2013, the Company recorded $7,500 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a loss on the change in fair market value of $117 as of December 31, 2013.

As of December 31, 2013 and June 30, 2013, the 10% Convertible Notes Payable were as follows:

	Dec 31, 2013	June 30, 2013

10% Convertible Promissory Note Payable	$703,015	$328,015
Less:
Beneficial Conversion Feature Discount	(50,518)	(69,642)
Warrant Discount	(477,854)	(91,809)

10% Convertible Promissory Note Payable - Net	$174,643	$166,564

Promissory Note Payable

On September 6, 2012, the Company received $65,000 in loan proceeds. A promissory note was issued in the amount of $80,000, which includes interest payments of $15,000. In addition, 185,000 shares of common stock were issued as additional interest. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan.  As of April 25, 2014, no payments have been made on the promissory note.

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

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As of December 31, 2013 and April 25, 2014 no options were granted under the Plan.

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

On January 18, 2012, an investment banker filed a civil lawsuit against the Company in the Circuit Court of Harrison County, Mississippi, First Judicial District, alleging breach of a fee letter agreement in the amount of $150,000, plus attorney’s fees and costs.  The Plaintiff filed a motion for summary judgment on November 21, 2013 which was heard on January 9, 2014, whereupon the motion was granted with regard to the Company’s liability for $25,000.  The Court has not entered an order confirming its ruling and has not reached a determination as to the Company’s liability on the remaining $125,000. The Company will vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter. The Company accrued a liability of $150,000 against the claim.

Consulting Agreement

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

 As of December 31, 2013, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements

18. SUBSEQUENT EVENTS

Common Stock

In January, February and March 2014, the Company issued an aggregate of 30,000 shares of common stock, at $0.20, per share, for compensation to an employee valued at $6,000.

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

On March 3 and March 31, 2014, a stockholder advanced the Company $33,475 and $30,000, respectively.

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

Overview

Gulfport Casino Hotel Project

The Company’s primary focus is the development of a casino resort in Gulfport, Mississippi (“the Gulfport Project”) under the Gulfport Project Management Agreement with the Company’s affiliate, Rotate Black MS, LLC (RBMS), a Mississippi limited liability company.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow, which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($1,845,763) for the three months ended December 31, 2013 and has an accumulated deficit as of December 31, 2013 of $34,251,255.

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

Results of Operations

Three months ended December 31, 2013 compared to the three months ended December 31, 2012

Revenue

For the three months periods ended December 30, 2013 and 2012, we had revenues of $0 and $0 respectively.  The Company is anticipating development fees associated with the Gulfport project.

Expenses

Our total expenses for the three months ended December 31, 2013, were $1,982,197 as compared to $1,147,745 for the comparable prior year period. The increase of $834,452, approximately 73%, can be attributed primarily to increases in interest expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt offset by decreases in general and administrative expenses, accrued salary expense and stock-based compensation expense.

General and administrative expenses for the three months ended December 31, 2013, were $35,458 as compared to $358,546 for the prior year period. The decrease of $323,088, approximately 90%, is mainly attributable to decreases in legal and financing fees.

Our net loss attributable to stockholders for the three months ended December 31, 2013, was $1,860.386 as compared to $799,.980 for the prior year period. The increase in loss of $1,060,406, approximately 133%, can be attributed primarily to increases in interest expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt offset by decreases in general and administrative expenses, accrued salary expense and stock based compensation expense.

Six months ended December 31, 2013 compared to the six months ended December 31, 2012

Revenue

For the six months periods ended December 30, 2013 and 2012, we had revenues of $0 and $0 respectively.  The Company is anticipating commencing management fees associated with the Gulfport project.

Expenses

Our total expenses for the six months ended December 31, 2013, were $3,040,957 as compared to $1,987,409 for the comparable prior year period. The increase of $1,053,548, approximately 53%, can be attributed primarily to increases in interest expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt offset by decreases in general and administrative expenses, accrued salary expense and stock based compensation expense.

General and administrative expenses for the six months ended December 31, 2013, were $136,437 as compared to $603,782 for the prior year period. The decrease of $467,345, approximately 77%, is mainly attributable to decreases in audit, consulting, legal and financing fees.

Our net loss attributable to stockholders for the six months ended December 31, 2013, was $2,737,089 as compared to $1,437,286 for the prior year period. The increase in loss of $1,299,803, approximately 90%, can be attributed primarily to increases in interest expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt offset by decreases in general and administrative expenses, accrued salary expense and stock based compensation expense.

Liquidity and Capital Resources

As of December 31, 2013, we had negative working capital of $16,442,446 compared to negative working capital of $15,251,960 as of June 30, 2013, and an accumulated deficit of $34,251,255 as of December 31, 2013, and further losses are anticipated.

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

Cash Provided by Operating Activities

Cash flows from operating activities for the six months ended December 31, 2013 was $612,030, as compared to cash flows from operating activities of $1,348,981 for the comparable six months ended December 31, 2012. The decrease in the Company's operating cash flows was $736,951 from the six months ended December 31, 2013 as compared the six months ended December 31, 2012. The Company had not generated revenues from operations for the six months ended December 31, 2013 or 2012. As a result, cash flows from operations are generated primarily by changes in amounts accrued for operating expenses, stock-based compensation, as well as amortization and changes in fair market value associated with the convertible debt and warrant liability.
Cash Used in Investing Activities

Cash flows used in investing activities for the six months ended December 31, 2013 was $563,069 as compared to $1,738,300 used in investing activities for the six months ended December 31, 2012.  This decrease in cash used in investing activities of $1,175,231 consisted primarily of decreases in casino construction costs and deferred casino development costs offset by an increase in deferred casino ground lease rent.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the six months ended December 31, 2013 were $120,800 as compared to $380,696 provided by financing activities for the six months ended December 31, 2012.  This decrease in cash provided by financing activities of $259,896 consisted primarily of a decrease in loan payables from stockholders offset by increases in the sale of convertible promissory notes and discounts on notes payable.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended December 31, 2013.  We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

We have identified certain matters that constitute deficiencies (as defined under the Public Company Accounting Oversight Board Auditing Standard No. 5) in our internal controls over financial reporting. The deficiencies that we have identified relate to the fact that that our overall financial reporting structure, internal accounting information systems and current staffing levels are not sufficient to support our financial reporting requirements. We are working to remedy our deficiencies.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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