Form 10-Q
period 2014-03-31
ROTATE BLACK INC
filed 2014-06-20
CIK 1020477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of common stock outstanding as of June 18, 2014 is 50,282,229.

ROTATE BLACK, INC. AND SUBSIDIARY

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$-	$46
Prepaid expenses	129,891	108,023
Total current assets	129,891	108,069

Fixed assets - net	19	872
Deferred development costs - Gulfport Project	3,844,961	3,831,327
Land purchase deposit	437,688	437,688
Deferred casino ground lease rent	2,791,633	1,902,156
Deferred development costs - SlotOne - Project	2,500	-
Stock as loan collateral	400,000	400,000
Security deposit	3,600	3,600

TOTAL ASSETS	$7,610,292	$6,683,712

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,384,836	$5,371,847
Accrued salaries	1,603,963	1,264,371
Accrued ground lease rent	2,791,633	1,902,156
Note payable	80,000	80,000
Loans payable - stockholders	306,382	320,250
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	3,907,580	2,846,405

Total current liabilities	17,649,394	15,360,029

10% convertible promissory notes payable	713,015	328,015
Discount on 10% convertible notes payable	(498,716)	(161,451)
Beneficial conversion feature	268,273	206,053
Warrant liability	467,224	98,814

TOTAL LIABILITIES	18,599,190	15,831,460

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock, $0.001 par value, 75,000,000
shares authorized; 49,499,783 and 45,698,938
shares issued and outstanding as of March 31, 2014
and June 30, 2013, respectively	49,500	45,700

Class A Preferred Stock Units, $0.001 par value, 45 units
authorized, issued and outstanding as of March 31, 2014	1,750,000	1,750,000
and June 30, 2013, respectively

Class B Preferred Stock Units, $0.001 par value, 2,687 units
authorized, issued and outstanding as of March 31, 2014	725,000	725,000
and June 30, 2013, respectively

Additional paid-in-capital	23,429,685	22,906,551

Accumulated deficit	(33,349,300)	(31,514,166)

Noncontrolling interest	(3,593,783)	(3,060,833)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(10,988,898)	(9,147,748)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$7,610,292	$6,683,712

See notes to financial statements.

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses
Accrued salary expense	165,606	188,400	456,516	538,729
Stock based compensation	26,000	-	303,734	439,676
General and administrative expenses	247,504	344,468	383,941	957,869
Change in fair value of conversion feature	(1,751,149)	39,538	(1,074,217)	(87,830)
Amortization of beneficial conversion feature and discount	232,047	28,907	1,167,581	139,784
Interest expense	407,119	322,689	1,130,529	923,183

Total expenses	(672,873)	924,002	2,368,084	2,911,411

Net Loss	$672,873	$(924,002)	$(2,368,084)	$(2,911,411)

Net profit attributable to noncontrolling interest	229,082	367,660	532,950	$916,512

Net loss attributable to stockholders	$901,955	$(556,342)	$(1,835,134)	$(1,994,899)

Basic and diluted net income per common share	$0.01	$(0.02)	$(0.05)	$(0.08)

Basic and diluted average
common shares outstanding	48,614,303	42,156,932	47,098,867	38,295,067

See notes to financial statements.

ROTATE BLACK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,368,084)	$(2,911,411)
Adjustments to reconcile net loss to cash
provided by operating activities:
Stock-based compensation	303,734	439,676
Stock for interest	53,200	37,075
Original issue discount	-	15,000
Depreciation and amortization	853	784
Amortization and changes in beneficial conversion feature and warrant liability	430,630	57,954
Changes in assets and liabilities:
Prepaid expenses	(1,868)	3,302
Accounts payable and accrued expenses	1,242,058	3,035,311
Accrued interest on mortgage and notes payable	1,061,175	862,153

Net cash provided by operating activities	721,698	1,539,844

CASH FLOWS FROM INVESTING ACTIVITIES
Casino construction in progress	-	(1,234,235)
Deferred development costs - Gulfport Project	(13,634)	(771,028)
Deferred casino ground lease rent	(889,477)	-
Deferred development costs - SlotOne Project	(2,500)	-
Land deposit		(2,700)

Net cash used in investing activities	(905,611)	(2,007,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock sold for cash	-	30,000
Proceeds from convertible promissory notes payable	535,000	89,015
Proceeds from note payable	-	65,000
Discount on 10% convertible promissory notes payable	(337,265)	-
Increase in loans payable - stockholders	(13,868)	276,118
Payments of note payable - truck	-	(408)

Net cash provided by financing activities	183,867	459,725

Net (decrease) in cash	(46)	(8,394)

Cash, beginning of period	46	8,671

Cash, end of period	$-	$277

Noncash Transactions:

Issuance of common stock in payment of due to stockholder	$-	$240,000

Issuance of common stock for compensation, legal and consulting services	$187,067	$-

Issuance of common stock in payment of notes payable	$150,000	$-

Issuance of common stock in payment toward accounts payable	$-	$255,000

Issuance of common stock for redemption of Preferred Series A Stock plus interest and dividends	$-	$264,008

Issuance of common stock for loan consideration	$136,667	$-

Issuance of common stock as interest	$53,200	$-

Issuance of common stock in equity investment	$-	$10,000

See notes to financial statements.

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

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to 2014 financial statement presentation.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator).  Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Although there were common stock equivalents outstanding as of March 31, 2014 and March 31, 2013, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.

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

3. GOING CONCERN

The financial statements have been prepared assuming the Company will continue as a going concern. The pany has incurred losses since inception, resulting in an accumulated deficit of $33,349,300 and negative working capital of $17,519,503 as of March 31, 2014 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

5. GULFPORT CASINO HOTEL PROJECT

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

Terms of the proposed financing call for senior secured loans whereby the Company shall draw down one-half of the Facility at closing and the remaining one-half on the eighth month anniversary of the closing. Full repayment is expected six years after the closing, which is anticipated to occur in July 2014. Amounts outstanding under the Facility will bear an interest rate of 13% per annum, payable monthly in arrears. Any undrawn amounts under the Facility will bear an interest rate of 6.5% per annum, payable monthly in arrears. Definitive terms conditions and provisions will be stipulated in the final agreement for the credit facility.

6. INVESTMENT IN RBMS

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

As of June 30, 2013, and March 31, 2014, Management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS.   As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.  At June 30, 2012, the Company owned an aggregate of 24.81% of the voting interest of RBMS; therefore, a non-controlling interest representing 75.19% of the net loss of RBMS was reflected on the Statement of Operations as of June 30, 2012.  In consolidation, the Company recorded an adjustment to retained earnings of $651,478; the difference between the opening balance of retained earnings of RBMS of $1,219,995 and the equity loss recorded prior to June 30, 2012 by the Company of $568,517.

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

7. THE BIG EASY GAMING VESSEL

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable consented;  (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013.  As of April 25, 2014, the Company has not repaid the principal and accrued interest by the dates stipulated in the extension and is currently in default.  As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of March 31, 2014 and June 30, 2013.

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

8.  LAND PURCHASE DEPOSIT

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

As of March 31, 2014, the Company has evaluated the fair value of the land deposit and has determined that the fair value is in excess of the book value of the deposit recorded.

9. EDMONTON PROJECT MANAGEMENT AGREEMENT

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

12.  EMPLOYMENT AGREEMENT

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

The Company calculated the value of the conversion feature as of May 1, 2012 at $45,251, based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $4,399 and $5,656 in amortization expense for the three months ended March 31, 2014 and 2013, respectively.

Pursuant to the terms of this convertible promissory note payable, since the note was not repaid by February 15, 2013, the conversion price of the note payable was reduced from $0.15 to $.10, per share.

In December 2013, $50,000 of the principal of the promissory note, plus interest accrued on a default basis, of $22,271 was converted to 722,711 shares of the Company’s common stock.

The Company calculated the value of the conversion feature at March 31, 2014 of the remaining note totaling $50,000 using a Black-Scholes Option Pricing Model with the stock price of, $0.15, per share, the risk free interest rate of 1.73% and the expected volatility of 99.68% for the two year term, and recorded a gain on the change in fair market value of $86,449.  In addition, the discount of $95,898 on the $50,000 note which was converted was fully amortized as of March 31, 2014.

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

For the three months ended March 31, 2014 and 2013, the Company recorded $12,554 and $12,554 in interest expense, respectively.

The Company calculated the fair value of the warrant using a Black-Scholes Option Pricing Model with the stock price of, $0.15, per share, the risk free interest rate of 1.73% and the expected volatility of 95.15% for the five year term, recording a gain on the change in fair market value of $83,056 as of March 31, 2014.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of July 17, 2012 at $49,288, based upon the Black Scholes model.  Since the fair value of the conversion feature exceeded the remaining proceeds to be allocated, the Company has reflected $2,749, as a discount against the convertible promissory note, amortizable as interest expense over two years. The excess of the value of the conversion feature over the proceeds was $46,539, which was recorded as interest expense on July 17, 2012.  The Company recorded $81 and $344 in amortization expense for the three months ended March 31, 2014 and 2013.

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

The Company calculated the value of the conversion feature at March 31, 2014 using a Black-Scholes Option Pricing Model of the remaining note totaling $10,000 and recorded gain on the change in fair market value of $1,803. In addition, the discount of $4,742 on the $5,000 note which was converted was fully amortized as of December 31, 2013.

Warrants

The warrants were valued as of July 17, 2012 at $53,251, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.30, per share, the risk free interest rate of .76% and the expected volatility of 148.12%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $6,656 and $6,656 in interest expense for the three months ended March 31, 2014 and 2013.

In connection with the subsequent June 10, 2013 financing, the warrant price was reduced to $0.15.  The Company calculated the value of the warrants at March 31, 2014 using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $33,786 as of March 31, 2014.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $39,015 note at $19,876, based upon the Black Scholes model.   The Company recorded $2,485 and $2,054 in amortization expense of the discount for the three months ended March 31, 2014 and 2013.

The Company calculated the value of the conversion feature at March 31, 2014, recording a gain on the change in fair market value of $57,551.

The Company calculated the value of the beneficial conversion feature as of October 15, 2012 for the $4,000 note at $2,038, based upon the Black Scholes model.   In November 2013, the $4,000, 10% convertible promissory note and interest of $423 were converted into 44,423 shares of the Company’s common stock.

Warrants

The warrants were valued as of October 15, 2012 at $13,146, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.24, per share, the risk free interest rate of .71% and the expected volatility of 105.60%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  The Company recorded $1,643 and $1,643 in interest expense for the three months ended March 31, 2014 and 2013.

The Company calculated the value of the warrants at March 31, 2014 using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $13,710.

May 28, 2013 Convertible Promissory Note Payable

On May 28, 2013, the Company sold an additional $59,000 of the 10% convertible promissory notes. In connection with this note, the Company agreed to hold 2,000,000 of its common stock as collateral for the note payable.

The Company calculated the value of the beneficial conversion feature as of May 28, 2013 at $29,817, based upon the Black Scholes model.  The Company recorded $3,727 in amortization expense for the three months ended March 31, 2014.

The Company calculated the value of the conversion feature at March 31, 2014 using a Black-Scholes Option Pricing Model, recording a loss on the change in fair market value of $79,915.

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

The Company calculated the value of the conversion feature as of June 10, 2013 at $9,108, however, the excess of the value of the conversion feature over the proceeds was $3,318, which was recorded as interest expense on June 10, 2013 and $5,790, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $724 in amortization expense for the three months ended March 31, 2014.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $27,090 as of March 31, 2014.

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

The warrant was valued as of June 10, 2013 at $14,210, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.135, per share, the risk free interest rate of 1.20% and the expected volatility of 111.47%.  This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended March 31, 2014, the Company recorded $1,760 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a gain on the change in fair market value of $23,527 as of March 31, 2014.

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

The Company calculated the value of the conversion feature as of July 2, 2013 at $23,243, however, the excess of the value of the conversion feature over the proceeds was $19,630, which was recorded as interest expense on July 2, 2013, and $3,613, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $452 in amortization expense for the three months ended March 31, 2014.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $53,642 as of March 31, 2014.

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

The warrant was valued as of July 2, 2013 at $36,387, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.17, per share, the risk free interest rate of 1.38% and the expected volatility of 109.18%.  This value has been reflected as a discount of the convertible promissory note payable and amortizable as interest expense over two years.  For the three months ended March 31, 2014, the Company recorded $4,548 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a gain on the change in fair market value of $47,362 as of March 31, 2014.

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

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $92,981 as of March 31, 2014.

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

The warrant was valued as of August 28, 2013 at $102,553, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.26, per share, the risk free interest rate of 1.62% and the expected volatility of 109.18%.  $32,553 of this value has been recorded as interest expense and $70,000 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended March 31,2014, the Company recorded $8,750 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a gain on the change in fair market value of $83,522 as of March 31, 2014.

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

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $16,137 as of March 31, 2014.

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

The warrant was valued as of October 29, 2013 at $15,587, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.20, per share, the risk free interest rate of 1.31%, a term of five years and the expected volatility of 99.68%.  $587 of this value has been recorded as interest expense and $15,000 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended March 31, 2014, the Company recorded $1,875 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a gain on the change in fair market value of $17,752 as of March 31, 2014.

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

The Company calculated the value of the conversion feature as of December 12, 2013 at $15,847, however, the excess of the value of the conversion feature over the proceeds was $10,834, which was recorded as interest expense on December 12, 2013, and $5,013, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $627 in amortization expense for the three months ended March 31, 2014.

The Company calculated the value of the conversion feature, recording a gain on the change in fair market value of $32,965 as of March 31, 2014.

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

The warrant was valued as of December 12, 2013 at $24,987, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.165 per share, the risk free interest rate of 1.55% and the expected volatility of 99.68%.  $24,987 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended March 31, 2014, the Company recorded $3,123 in interest expense.

The Company calculated the value of the warrants recording a gain on the change in fair market value of $35,759 as of March 31, 2014.

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

The Company calculated the value of the conversion feature as of December 17, 2013, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.18, per share, the risk free interest rate of .34%, a term of two years and the expected volatility of 85.01%,  at $30,236, however, the excess of the value of the conversion feature over the proceeds was $$26,306, which was recorded as interest expense on December 17, 2013, and $3,930, based upon the Black Scholes model, and has been reflected as a discount against the convertible promissory note, amortizable as interest expense over two years.  The Company recorded $491 in amortization expense for the three months ended March 31, 2014.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $54,942 as of March 31, 2014.

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

The warrant was valued as of December 17, 2013 at $46,070, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.18 per share, the risk free interest rate of 1.52%  a five year term and the expected volatility of 99.68%.  $46,070 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended March 31, 2014, the Company recorded $5,759 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $59,599 as of March 31, 2014.

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

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $294,218 as of March 31, 2014.

Of the notes payable issued, $105,000 of the proceeds was not received by the Company until January 2014. and has been recorded as a receivable on the consolidated financial statements as of December 31, 2013.

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

The warrant was valued as of December 30, 2013 at $513,341, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.34, per share, the risk free interest rate of 1.71%, a term of five years and the expected volatility of 99.68%.  $243,341 of this value has been recorded as interest expense and $270,000 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended March 31, 2014, the Company recorded $22,500 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model recording a gain on the change in fair market value of $316,024 as of March 31, 2014.

January 1, 2014 Convertible Promissory Note Payable

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

The Company calculated the value of the conversion feature as of January 1, 2014 using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.34 per share, the risk free interest rate of .38% a two year term and the expected volatility of 82.96%, at $90,061, however, the excess of the value of the conversion feature over the proceeds was $90,061, which was recorded as interest expense on January 1, 2014.

The Company calculated the value of the conversion feature using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $64,595 as of March 31, 2014.

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

The warrant was valued as of January 1, 2014 at $112,331, using a Black-Scholes Option Pricing Model with the stock price on day of grant, $0.34 per share, the risk free interest rate of 1.75%  a five year term and the expected volatility of 95.15%.  $52,331 of this value has been recorded as interest expense and $60,000 has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.  For the three months ended March 31, 2014, the Company recorded $7,500 in interest expense.

The Company calculated the value of the warrants using a Black-Scholes Option Pricing Model, recording a gain on the change in fair market value of $69,440 as of March

As of March 31, 2014 and June 30, 2013, the 10% Convertible Notes Payable were as follows:

	Mar 31, 2014	June 30, 2013

10% Convertible Promissory Note Payable	$713,015	$328,015
Less:
Beneficial Conversion Feature Discount	(37,832)	(69,642)
Warrant Discount	(460,884)	(91,809)

10% Convertible Promissory Note Payable - Net	$214,299	$166,564

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

In November 2013, the Company issued 150,000 shares of common stock at $0.20, per share, to a consultant for investor relations services

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

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years.  As of March 31, 2014 and June 18, 2014 no options were granted under the Plan.

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

As of June 30, 2011 the Company sold 190 Series A shares with 950,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $0.40, per share, for five years. As of March 31, 2014, none of the warrants have been exercised.

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

15. INCOME TAXES

The Company and its subsidiaries file separate tax returns and have not filed income tax returns for the years ended June 30, 2009 through 2013 but anticipate no significant income tax expenses as a result of these filings.

The Company’s policy is to classify tax assessments, if any, for interest in interest expense and for penalties in general and administrative expenses.

 As of March 31, 2014, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements

16. SUBSEQUENT EVENTS

Common Stock

In April and May 2014, the Company issued an aggregate of 20,000 shares of common stock, at $0.20, per share, for compensation to an employee valued at $4,000.

In May 2014, the Company issued an aggregate of 763,166 shares of common stock at $0.10, per share for the conversion of $60,000 of the 10% Convertible Promissory Notes and accrued interest.

In June 2014, the Company issued 325,000 shares to a Note Holder as additional consideration.

In June 2014, the Company issued 250,000 shares to an Investment Banker for services provided prior to May 26, 2014.

Convertible Notes and Warrant

On April 15, 2014, the Company issued a two-year, 10% convertible promissory note in the amount of $10,000.  Warrants to purchase an aggregate of 66,667 shares of the Company’s common stock were issued in conjunction with these financings.  The note may be converted from the closing date and thereafter at any time until the note is fully paid.  During the period the conversion right exists, the borrower will reserve from its authorized and unissued Common Stock equal to 150% of the amount of Common Shares issuable upon the full conversion of the note.  If the Company has not redeemed the note by the maturity date the interest rate shall be increased to 15%.

On May 23, 2014 a stockholder advanced the Company $11,500.

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

Going Concern Status

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow, which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($1,835,134) for the nine months ended March 31, 2014 and has an accumulated deficit as of March 31, 2014 of $33,349,300.

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

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenue

For the three months periods ended March 31, 2014 and 2013, we had revenues of $0 and $0 respectively.  The Company is anticipating development fees associated with the Gulfport project.

Expenses

Our total expenses for the three months ended March 31, 2014, were ($672,873) as compared to $924,002 for the comparable prior year period. The decrease of $1,596,875, approximately 173%, can be attributed primarily to decreases in change in fair value of conversion feature, general and administrative expenses and accrued salary expense offset by increases in interest expense, stock-based compensation expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt.

General and administrative expenses for the three months ended March 31, 2014, were $247,504 as compared to $344,468 for the prior year period. The decrease of $96,964, approximately 28%, is mainly attributable to decreases in legal and financing fees.

Change in fair value of conversion feature for the three months ended March, 2014 was ($1,751,149) as compared to $39,538 for the prior year period.  The increase of  $1,790,687, approximately 4,529%, is attributed to fluctuations in the common stock prices due the delay in closing the Gulfport project.

Our net income attributable to stockholders for the three months ended March 31, 2014, was $901,955 as compared to a net loss of $556,342 for the prior year period. The increase in income of $1,458,297, approximately 262%, can be attributed primarily to decreases in change in fair value of conversion feature, general and administrative expenses and accrued salary expense offset by increases in interest expense, stock-based compensation expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt.

Nine months ended March 31, 2014 compared to the nine months ended March 31, 2013

Revenue

For the nine months periods ended March 31, 2014 and 2013, we had revenues of $0 and $0 respectively.  The Company is anticipating commencing management fees associated with the Gulfport project.

Expenses

Our total expenses for the nine months ended March 31, 2014, were $2,368,084 as compared to $2,911,411 for the comparable prior year period. The decrease of $543,327, approximately 19%, can be attributed primarily to decreases in change in fair value of conversion feature, general and administrative expenses, accrued salary expense and stock-based compensation expense offset by increases in interest expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt.

General and administrative expenses for the nine months ended March 31, 2014, were $383,941 as compared to $957,869 for the prior year period. The decrease of $573,928, approximately 60%, is mainly attributable to decreases in audit, consulting, legal and financing fees.

Change in fair value of conversion feature for the nine months ended March, 2014 was ($1,074,217) as compared to ($87,830) for the prior year period.  The increase of  $986,387, approximately 1,123%, is attributed to fluctuations in the common stock prices due the delay in closing the Gulfport project.

Our net loss attributable to stockholders for the nine months ended March 31, 2014, was $1,835,134 as compared to $,1,994,899 for the prior year period. The decrease in loss of $159,765, approximately 8%, can be attributed primarily to decreases in change in fair value of conversion feature, general and administrative expenses, accrued salary expense and stock-based compensation expense offset by increases in interest expense and amortization of the beneficial conversion feature, and change in fair market value of the conversion feature of convertible debt.

Liquidity and Capital Resources

As of March 31, 2014, we had negative working capital of $17,519,503 compared to negative working capital of $15,251,960 as of June 30, 2013, and an accumulated deficit of $33,349,300 as of March 31, 2014, and further losses are anticipated.

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

Cash Provided by Operating Activities

Cash flows from operating activities for the nine months ended March 31, 2014 was $721,698, as compared to cash flows from operating activities of $1,539,844 for the comparable nine months ended March 31, 2013. The decrease in the Company's operating cash flows was $818,146 from the nine months ended March 31, 2014 as compared the nine months ended March 31, 2013. The Company had not generated revenues from operations for the nine months ended March 31, 2014 or 2013. As a result, cash flows from operations are generated primarily by changes in amounts accrued for operating expenses, stock-based compensation, as well as amortization and changes in fair market value associated with the convertible debt and warrant liability.

Cash Used in Investing Activities

Cash flows used in investing activities for the nine months ended March 31, 2014 was $905,611 as compared to $2,007,963 used in investing activities for the nine months ended March 31, 2013.  This decrease in cash used in investing activities of $1,102,352 consisted primarily of decreases in casino construction costs and deferred casino development costs offset by an increase in deferred casino ground lease rent.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended March 31, 2014 were $183,867 as compared to $459,725 provided by financing activities for the nine months ended March 31, 2013.  This decrease in cash provided by financing activities of $275,858 consisted primarily of a decreases in loan payables from stockholders and discounts on notes payable offset by an increase in the sale of convertible promissory notes.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended March 31, 2014.  We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ending March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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