Form 10-K
period 2014-06-30
ROTATE BLACK INC
filed 2015-03-18
CIK 1020477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended June 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File No. 333-44315

ROTATE BLACK, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	75-3225181
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

201 E Mitchell, Petoskey, Michigan	49770
(Address of principal executive offices)	(Zip Code)

(231) 347-0777

(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class of Securities to be Registered	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	none (listed on OTC Bulletin Board)

Securities registered under Section 12 (g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 16, 2015 the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,412,558 (assuming, for this purpose, that executive officers, directors and holders of 10% or more of the common stock are affiliates), based on the closing price of the registrant’s common stock as reported on the Over-the-Counter Bulletin Board on March 10, 2015.

At March 16, 2015, 5,515,698 shares of the registrant’s common stock (par value of $0.01) were outstanding.

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

ITEM 1: BUSINESS

GENERAL OVERVIEW OF BUSINESS

Rotate Black, Inc. (the Company), was incorporated in Nevada on August 2, 2006, and until March 31, 2010 it was a development stage company with all activity charged to operations. On April 1, 2010, the Company commenced operations under the Gulfport Project management agreement. Presently, the Company develops, operates and manages casino resorts.

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

Gulfport, the second largest city in Mississippi, is approximately 12 miles west of Biloxi. The Gulfport Project is expected to be a sixteen-month development period. Upon completion, the casino is intended to feature roughly 1,400 slot machines and 33 table games. The Gulfport Project’s non-gaming amenities are anticipated to include a 300 room hotel, pool, cabanas, steakhouse, buffet, snack bar and feature bars.

The Company believes that various factors will drive the success of the Gulfport Project and its competitive position including favorable population demographics in the regional area, an established and stable existing gaming market, easy accessibility, and location as part of the renewed Gulfport Marina and Port areas.

The Gulfport Project is to be located approximately 65 miles northeast from New Orleans, Louisiana; 70 miles south of Hattiesburg, Mississippi; 65 miles southwest from Mobile, Alabama; and, 105 miles from Pensacola, Florida. In total, the approximately five million people living within 150 miles generate approximately 17 million visits to the Gulf Coast market each year.

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

Pursuant to the new regulatory requirements imposed by Mississippi Gaming Commission, the Company amended its project plans to a 250,000 square-foot land-based casino featuring gaming, restaurants, bars, and support space, as well as an adjacent 300-room four-star hotel. The Company expects the completion and grand opening of the Project in Fall 2016. Upon completion, the proposed $170 million project is anticipated to feature:

●	Casino – approximately 53,000 square feet of gaming space, including 1,388 slot machines, 33 table games, including blackjack, craps, roulette, and easy-baccarat

●	Hotel – a 300-room four star hotel including 40 suites and 260 traditional rooms

●	Food and Beverage – Three distinctive and diverse dining options, including a 120-seat steakhouse, a 240-seat buffet, and a casual dining café

●	Bars – Three bars, including a Hemingway Bar featuring views of the marina and outdoor seating

●	Parking – a parking garage and lot that can accommodate approximately 1,200 vehicles

On November 12, 2014, the Company entered into an exclusive engagement agreement with a financial advisor for the seeking, arranging, negotiating and general advising of the Company with respect to the placement, in one or a series of transactions, of debt and/or equity securities for the purpose of funding the development of the Hemingway Resort and Casino. Consideration for the services under this agreement include a contingent placement fee equal to 3% of the principal amount of any first lien debt and 6% of any subordinated debt or equity like portion.

The total financing of this project is contemplated to be $170 million and is anticipated to structured in the following way:

●	$115,000,000 of Senior Secured Notes

●	$25,000,000 of Vendor Finance

●	$25,000,000 of New Rotate Black, Inc. Equity

●	$5,000,000 Equity invested to Date

Rotate Black, Inc.’s equity investment is contemplated to come from the direct sale of $25.8 Million of Rotate Black, Inc. Senior Notes.

Other Projects

SlotOne, LLC

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and the Company. To date, the Company has secured an exclusive license agreement with Global Gaming Group, Inc. for the use if its slot games and gaming content. Currently the Company is assimilating these games and its infrastructure into a new Class II gaming platform. Initial testing of the Company’s new state of the art equipment is contemplated in the fall of 2015.

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

Indian Gaming Regulatory Matters

Because a portion of operations are to be on tribal property, the following is a summary of some of the particulars relating to regulations of gaming properties on tribal lands.

Gaming on Indian Lands (lands over which Indian tribes have jurisdiction and which meet the definition of Indian Lands under the Indian Gaming Regulatory Act of 1988, (the “Regulatory Act”) is regulated by federal, state and tribal governments. The regulatory environment regarding Indian gaming is always changing. Changes in federal, state or tribal law or regulations may limit or otherwise affect Indian gaming or may be applied retroactively and could then have a negative effect on our operations. The terms and conditions of management agreements or other agreements, and the operation of casinos on Indian Land, are subject to the Regulatory Act, which is implemented by the Department of the Interior and the National Indian Gaming Commission (“NIGC”). The contracts also are subject to the provisions of statutes relating to contracts with Indian tribes, which are supervised by the Department of the Interior. The Regulatory Act is interpreted by the NIGC and may be clarified or amended by the judiciary or legislature.

Under the Regulatory Act, the NIGC has the power to:

●	Inspect and examine certain Indian gaming facilities;

●	Over see tribal gaming ordinances (enacted at a local level);

●	Review and approve management contracts and management teams;

●	Oversee payment terms including repayments for development;

●	Set limits on contract terms and fees;

●	Ensure adequacy of accounting processes and guaranteed payments to the tribe;

●	Perform background checks on persons associated with Indian gaming;

●	Inspect, copy and audit all records of Indian gaming facilities;

●	Hold hearings, issue subpoenas, take depositions, and adopt regulations; and

●	Penalize violators of the Regulatory Act.

Penalties for violations of the Regulatory Act include fines, and possible temporary or permanent closing of gaming facilities. The Department of Justice may also impose federal criminal sanctions for illegal gaming on Indian Lands and for theft from Indian gaming facilities.

Mississippi Regulatory Matters

The ownership and operation of casino gaming facilities in the State of Mississippi, such as those anticipated at the Hemingway Resort and Casino, are subject to extensive state and local regulation, but primarily the licensing and regulatory control of the Mississippi Gaming Commission, or the Mississippi Commission.

The Mississippi Gaming Control Act, or the Mississippi Act, is similar to the Nevada Gaming Control Act. The Mississippi Commission has adopted regulations that are also similar in many respects to the Nevada gaming regulations.

The laws, regulations and supervisory procedures of the Mississippi Commission are based upon declarations of public policy that are concerned with, among other things:

●	The prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

●	The establishment and maintenance of responsible accounting practices and procedures;

●	The maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing for reliable record keeping and requiring the filing of periodic reports with the Mississippi Commission;

●	The prevention of cheating and fraudulent practices;

●	Providing a source of state and local revenues through taxation and licensing fees; and

●	Ensuring that gaming licensees, to the extent practicable, employ Mississippi residents.

The regulations are subject to amendment and interpretation by the Mississippi Commission. We believe that the Company’s and RBMS’s compliance with the licensing procedures and regulatory requirements of the Mississippi Commission will not affect the marketability of the Company’s securities. Changes in Mississippi laws or regulations may limit or otherwise materially affect the types of gaming that may be conducted and such changes, if enacted, could have an adverse effect on the Company and RBMS and our business, financial condition and results of operations.

The Mississippi Act provides for legalized gaming in each of the fourteen counties that border the Mississippi Gulf Coast or the Mississippi River, but only if the voters in the county have not voted to prohibit gaming in that county.

Currently, gaming is permissible in nine of the fourteen eligible counties in the state and gaming operations are currently conducted in seven of those counties. Traditionally, Mississippi law required gaming vessels to be located on the Mississippi River or on navigable waters in eligible counties along the Mississippi River, or in the waters lying south of the counties along the Mississippi Gulf Coast. However, the Mississippi Legislature amended the Mississippi Act to permit licensees in the three counties along the Gulf Coast to establish casino structures that are located in whole or part on shore and land-based casino operations provided the land-based gaming areas do not extend more than 800 feet beyond the nineteen-year mean high water line, except in Harrison County where the 800-foot limit can be extended as far as the greater of 800 feet beyond the 19 year mean high water line or the southern boundary of Highway 90. The proposed site for the Hemingway Resort and Casino is in an area approved for gaming by the Mississippi Commission.

The Mississippi Act permits unlimited stakes gaming on a 24-hour basis and does not restrict the percentage of space that may be utilized for gaming. The Mississippi Act permits substantially all traditional casino games and gaming devices.

The Company and any subsidiary of ours, such as RBMS, that operates a casino in Mississippi (a “Gaming Subsidiary”) are subject to the licensing and regulatory control of the Mississippi Commission. If the Mississippi Commission licenses RMBS, it is anticipated that the Company would have to be registered under the Mississippi Act as a publicly traded corporation, or a Registered Corporation, of RBMS as the owner and operator of the Hemingway Resort and Casino. As a Registered Corporation, we would be required periodically to submit detailed financial and operating reports to the Mississippi Commission and furnish any other information the Mississippi Commission may require. If we would be unable to satisfy the registration requirements of the Mississippi Act, neither the Company nor any Gaming Subsidiary would be able own or operate gaming facilities in Mississippi. No person may become a stockholder of or receive any percentage of profits from a licensed subsidiary of a Registered Corporation without first obtaining licenses and approvals from the Mississippi Commission.

A Gaming Subsidiary must maintain a gaming license from the Mississippi Commission to operate a casino in Mississippi. The Mississippi Commission issues such licenses subject to certain conditions, including continued compliance with all applicable state laws and regulations. There are no limitations on the number of gaming licenses that may be issued in Mississippi. Gaming licenses require the payment of periodic fees and taxes, are not transferable, are issued for a three-year period and must be renewed periodically thereafter.

Certain of our officers and employees and the officers, directors and certain key employees of Hemingway Resort and Casino must be found suitable or approved by the Mississippi Commission. The Mississippi Commission, in its discretion, may require additional persons to file applications for findings of suitability. In addition, any person having a material relationship or involvement with us may be required to be found suitable, in which case those persons must pay the costs and fees associated with such investigation. The Mississippi Commission may deny an application for a finding of suitability for any cause that it deems reasonable. Changes in certain licensed positions must be reported to the Mississippi Commission. In addition to its authority to deny an application for a finding of suitability, the Mississippi Commission has jurisdiction to disapprove a change in any corporate position or title and such changes must be reported to the Mississippi Commission. The Mississippi Commission has the power to require us and our Gaming Subsidiaries to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or whom the authorities find unsuitable to act in such capacities. The Mississippi Commission’s determination of suitability or questions pertaining to licensing is not subject to judicial review in Mississippi.

At any time, the Mississippi Commission has the power to investigate and require the finding of suitability of any record or beneficial stockholder of the Company or RBMS. The Mississippi Act requires any person who acquires more than five percent of any class of voting securities of a Registered Corporation, as reported to the Securities and Exchange Commission, or SEC, to report the acquisition to the Mississippi Commission, and such person may be required to be found suitable. Also, any person who becomes a beneficial owner of more than ten percent of any class of voting securities of a Registered Corporation, as reported to the SEC, must apply for a finding of suitability by the Mississippi Commission and must pay the costs and fees that the Mississippi Commission incurs in conducting the investigation. If a stockholder who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.

The Mississippi Commission generally has exercised its discretion to require a finding of suitability of any beneficial owner of five percent or more of any class of voting securities of a Registered Corporation. However, under certain circumstances, an “institutional investor,” as defined in the Mississippi Commission’s regulations, which acquires more than ten percent, but not more than fifteen percent, of the voting securities of a Registered Corporation may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Mississippi Commission finds to be inconsistent with holding the voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes include:

●	Voting on all matters voted on by stockholders;

●	Making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in management, policies or operations; and

●	Such other activities as the Mississippi Commission may determine to be consistent with such investment intent.

Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Mississippi Commission may be found unsuitable. The same restrictions apply to a record owner of our securities if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of our securities beyond such time as the Mississippi Commission prescribes, may be guilty of a misdemeanor. The Company or RBMS may be subject to disciplinary action if, after receiving notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any Gaming Subsidiary owned by us, the company involved:

●	Pays the unsuitable person any dividend or other distribution upon such person’s voting securities;

●	Recognizes the exercise, directly or indirectly, of any voting rights conferred by securities held by the unsuitable person;

●	Pays the unsuitable person any remuneration in any form for services rendered or otherwise, except in certain limited and specific circumstances; or

●	Fails to pursue all lawful efforts to require the unsuitable person to divest himself of the securities, including, if necessary, the immediate purchase of the securities for cash at a fair market value.

We may be required to disclose to the Mississippi Commission, upon request, the identities of the holders of our debt or other securities. In addition, under the Mississippi Act, the Mississippi Commission, in its discretion, may require the holder of any debt security of a Registered Corporation to file an application, be investigated and be found suitable to own the debt security if the Mississippi Commission has reason to believe that the ownership of the debt security by the holder would be inconsistent with the declared policies of the State of Mississippi.

Although the Mississippi Commission generally does not require the individual holders of obligations such as Notes to be investigated and found suitable, the Mississippi Commission retains the discretion to do so for any reason, including but not limited to, a default, or where the holder of the debt instruments exercises a material influence over the gaming operations of the entity in question. Any holder of debt securities required to apply for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

If the Mississippi Commission determines that a person is unsuitable to own a debt security, then the Registered Corporation may be sanctioned, including the loss of its approvals, if without the prior approval of the Mississippi Commission, it:

●	Pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

●	Recognizes any voting right by the unsuitable person in connection with those securities;

●	Pays the unsuitable person remuneration in any form; or

●	Makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

A Gaming Subsidiary must maintain in Mississippi a current ledger with respect to the ownership of its equity securities and a Registered Corporation must maintain in Mississippi a current list of its stockholders, which must reflect the record ownership of each outstanding share of any class of its equity securities. The ledger and stockholder lists must be available for inspection by the Mississippi Commission at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Mississippi Commission. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We must also render maximum assistance in determining the identity of the beneficial owner.

The Mississippi Act requires that the certificates representing securities of a Registered Corporation bear a legend indicating that the securities are subject to the Mississippi Act and the regulations of the Mississippi Commission. The Mississippi Commission has the power to impose additional restrictions on the holders of a Registered Corporation’s securities at any time.

Substantially all material loans, leases, sales of securities and similar financing transactions by a Registered Corporation or a Gaming Subsidiary must be reported to or approved by the Mississippi Commission. A Gaming Subsidiary may not make a public offering of its securities but may pledge or mortgage casino facilities. A Registered Corporation may not make a public offering of its securities without the prior approval of the Mississippi Commission if any part of the proceeds of the offering is to be used to finance the construction, acquisition or operation of gaming facilities in Mississippi or to retire or extend obligations incurred for those purposes. Such approval, if given, does not constitute a recommendation or approval of the investment merits of the securities subject to the offering.

Under the regulations of the Mississippi Commission, a Gaming Subsidiary may not guarantee a security issued by an affiliated company pursuant to a public offering, or pledge its assets to secure payment or performance of the obligations evidenced by the security issued by the affiliated company, without the prior approval of the Mississippi Commission. A pledge of the stock of a Gaming Subsidiary and the foreclosure of such a pledge are ineffective without the prior approval of the Mississippi Commission. Moreover, restrictions on the transfer of an equity security issued by a Gaming Subsidiary or its holding companies and agreements not to encumber such securities are ineffective without the prior approval of the Mississippi Commission. Moreover, the regulations of the Mississippi Commission require licensees to file a Loan to Licensees and Lease Transaction Report with the Mississippi Gaming Commission within thirty (30) days following certain financing transactions and the offering of certain debt securities. If the Mississippi Commission were to deem it appropriate, the Mississippi Commission could order any such transaction rescinded.

Changes in control of a Registered Corporation through merger, consolidation, acquisition of assets, management or consulting agreements or any act or conduct by a person by which he or she obtains control, may not occur without the prior approval of the Mississippi Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Mississippi Commission in a variety of stringent standards prior to assuming control of the Registered Corporation. The Mississippi Commission also may require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and found suitable as part of the approval process relating to the transaction.

The Mississippi legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect corporate gaming licensees in Mississippi and Registered Corporations may be injurious to stable and productive corporate gaming. The Mississippi Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Mississippi’s gaming industry and further Mississippi’s policy to:

●	assure the financial stability of corporate gaming operators and their affiliates;

●	preserve the beneficial aspects of conducting business in the corporate form; and

●	promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Mississippi Commission before a Registered Corporation may make exceptional repurchases of voting securities (such as repurchases which treat holders differently) in excess of the current market price and before a corporate acquisition opposed by management can be consummated. Mississippi’s gaming regulations also require prior approval by the Mississippi Commission of a plan of recapitalization proposed by the Registered Corporation’s board of directors in response to a tender offer made directly to the Registered Corporation’s shareholders for the purpose of acquiring control of the Registered Corporation.

Neither a Registered Corporation nor any Gaming Subsidiary may engage in gaming activities in Mississippi while also conducting gaming operations outside of Mississippi without approval of, or a waiver of such approval by, the Mississippi Commission. The Mississippi Commission may require determinations that, among other things, there are means for the Mississippi Commission to have access to information concerning the out-of-state gaming operations of us and our affiliates. If we become a Registered Corporation, we would have to obtain such approval from the Mississippi Commission prior to engaging in any additional future gaming operations outside of Mississippi; provided, however, that upon notice to the Mississippi Commission within thirty (30) days of conducting such activity, such a waiver shall be deemed automatically granted under the Mississippi Commission’s regulations in connection with foreign gaming activities (except for internet gaming activities) conducted (i) within the fifty (50) states or any territory of the United States, (ii) on board any cruise ship embarking from a port located therein, and (iii) in any other jurisdiction in which a casino operator’s license or its equivalent is not required in order to legally conduct gaming operations.

If the Mississippi Commission were to determine that a Registered Corporation or its Gaming Subsidiaries had violated a gaming law or regulation, the Mississippi Commission could limit, condition, suspend or revoke the Registered Corporation’s approvals and the license of such Gaming Subsidiary, subject to compliance with certain statutory and regulatory procedures. In addition, the Registered Corporation, the Gaming Subsidiary and the persons involved could be subject to substantial fines for each separate violation. Because of such a violation, the Mississippi Commission could attempt to appoint a supervisor to operate the casino facilities. Limitation, conditioning or suspension of any gaming license or approval or the appointment of a supervisor could (and revocation of any gaming license or approval would) materially adversely affect the Company and RBMS and our business, financial condition and results of operations.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Mississippi, to the Mississippi Commission and to the counties and cities in which a Gaming Subsidiary’s operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually. Generally, gaming fees and taxes are based upon the following:

●	A percentage of the gross gaming revenues received by the casino operation; or

●	The number of games operated by the casino.

The license fee payable to the State of Mississippi is based upon “gaming receipts” (generally defined as gross receipts less payouts to customers as winnings), and the maximum tax rate imposed by the State of Mississippi is eight percent of all gaming receipts in excess of $134,000 per month at each licensed casino. The foregoing license fees are allowed as a credit against the licensee’s Mississippi income tax liability for the year paid. Additionally, there is an annual license fee payable by each licensee to the state equal to $81,200 plus $100 for each game in excess of thirty-five (35) games on the casino floor. Moreover, the Mississippi Commission assesses licensees with annual investigative fees based on the number of gaming devices on the property. The gross revenues fee imposed by local authorities in Gulfport equals approximately four percent of the gaming receipts.

The Mississippi Commission’s regulations require as a condition of licensure that a project include a 500-car or larger parking facility in close proximity to the casino complex, a 300-room or larger hotel of at least a three diamond rating as defined by an acceptable travel publication as determined by the Mississippi Commission, a restaurant capable of seating at least 200 people and a fine dining facility capable of seating at least 75 people, a casino floor of at least 40,000 square feet and have (or support) an amenity that will be unique to the market, encourage economic development and promote tourism. Unless waived, such regulations apply to new casinos such as Hemingway Resort and Casino or acquisitions of closed casinos. Hemingway Resort and Casino has not yet received from the Mississippi Commission an “approval to proceed” with development of its casino resort, or a determination that its plans would be in compliance with these regulatory requirements.

The sale of alcoholic beverages by casinos is subject to licensing, control and regulation by both the local jurisdiction and the Alcoholic Beverage Control Division, or ABC, of the Mississippi Department of Revenue. Gulfport is located in an area designated as special resort area, which allows casino properties to serve alcoholic beverages on a 24-hour basis. If the ABC laws are violated, the ABC has the full power to limit, condition, suspend or revoke any license for the serving of alcoholic beverages or to place such licensee on probation with or without conditions. Any such disciplinary action could (and revocation would) have a significant adverse effect upon us and our business, financial condition and results of operations. Certain of our officers and managers at Hemingway Resort and Casino must be investigated by the ABC in connection with our liquor permits and changes in certain key positions must be approved by the ABC.

Status of Key Mississippi Gaming Commission Approvals for Hemingway Resort and Casino

1.	Project Site Approval. This is a Mississippi Gaming Commission finding that the site location is legal and suitable pursuant to applicable gaming statutes and regulations. The following information must be provided to and approved by the Mississippi Gaming Commission in order to receive Project site approval: (a) a survey; (b) the use of adjacent parcels; (c) the location of the nearest residential area, school and church; and (d) evidence of proper zoning. RBMS received gaming site approval on April 19, 2012. Under the regulations, gaming site approval expires three (3) years following the date approval to proceed is granted, unless the Commission grants an extension.

2.	Approval to Proceed With Development. This is a Mississippi Gaming Commission approval that permits the applicant to begin construction of the development. The following information must be provided to and approved by the Mississippi Gaming Commission in order to receive approval to proceed with development: (a) detailed figures demonstrating that the infrastructure requirements as described hereinabove will be met; (b) the construction schedule; (c) current financial statements; (d) a detailed statement of the source of funds needed for construction, including firm written financing commitments, satisfactory to the Mississippi Gaming Commission; and (e) evidence that various federal, state and local agencies do not oppose the Project (pending completed financing). The recipient of the approval will have 120 days in which to close all financing and start construction or the approval is deemed void. RBMS has not yet received approval to proceed with development from the Mississippi Gaming Commission.

3.	Gaming Operator’s Licensure. This Mississippi Gaming Commission approval licenses the applicant to operate a gaming establishment. The application for a gaming operator’s license and the applications for findings of suitability of all holding companies, officers and directors (or their counterparts), key management, and significant equity holders generally must be filed within ninety (90) days after receipt of the approval to proceed with development. RBMS has not yet applied for a gaming operator’s license from the Mississippi Gaming Commission.

4.	Approval to Open. This Mississippi Gaming Commission approval permits the casino to open its doors to the public. The land based facilities constituting the required infrastructure must be fully operational before the casino is permitted to open.

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

Due to the development nature of its business, the Company has incurred losses since inception. For the years ended June 30, 2014 and 2013 we had revenues of $0 and $0, respectively.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2014, we had an accumulated deficit of $37,430,414, as compared to $34,574,999 as of June 30, 2013, negative working capital of $17,739,046, and had a net loss totaling ($2,415,868) for the year ended June 30, 2014, as compared to a net loss of ($2,363,663) for the year ended June 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Our accumulated deficit is approximately $37 million as of June 30, 2014. We have had limited revenues and have not achieved profitability. We can give no assurances that we will be profitable in the future. We cannot assure investors that we will not incur operating losses in the future.

We may not be able to execute our business plan and continue as a going concern.

The Company has incurred substantial losses from operations and it has negative operating cash flow which raises substantial doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($2,415,868) for the fiscal year ended June 30, 2014 and has an accumulated deficit as of June 30, 2014 of $37,430,414.

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

Due, in part, to increases in our share price, some of our present stockholders have acquired an interest in us at a total cost substantially less than the total cost that newer investors will likely pay for their shares. Therefore, the newer investors will bear a greater proportion of the risk of loss (measured by the cost of shares). As of March 3, 2015, there were 75,000,000 shares of common stock authorized and 5.5 million (taking into consideration the reverse split), common shares outstanding.

We have no operating history.

The Hemingway Hotel and Resort will be our first and only project, with no history of operation. We cannot assure you that we will be able to attract a sufficient number of hotel guests, gaming customers and other visitors to the Project to make our operations profitable.

Our operations will be subject to the significant business, economic, regulatory and competitive uncertainties and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because RBMS has no operating history, it may be more difficult for us to prepare for and respond to these types of risks and the risks described elsewhere in this Memorandum than for a company with an established business and operating cash flow. If we are not able to manage these risks successfully, it could have a material adverse effect on our business, results of operations, and financial condition, and may adversely affect our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

We are highly leveraged and expect to remain so and future cash flow may not be sufficient for us to meet our obligations, and we might have difficulty obtaining additional financing.

We will incur a substantial amount of debt to complete construction of the Project, including soft costs and furnishings, fixtures and equipment both for the hotel and for the Casino. This substantial indebtedness could:

●	Make it more difficult for us to satisfy our debt service obligations with respect to the Senior Secured Financing we are negotiating and any cash dividend obligations with respect to the Notes;

●	Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general operating requirements;

●	Limit our ability to obtain additional financing, if needed, to fund additional, unexpected construction costs, working capital requirements, capital expenditures, debt service, general corporate or other obligations;

●	Increase our vulnerability to adverse economic and industry conditions;

●	Limit our ability to respond to changing business and economic conditions and to withstand competitive pressures, which may affect our financial condition; and

●	Limit our flexibility in planning for, or reacting to, changes in our business and the gaming industry, which may place us at a disadvantage compared to our competitors that have less debt thereby hurting our results of operations and ability to meet our debt service obligations with respect to the proposed Senior Secured Financing and any cash dividend obligations with respect to the Notes; any of the foregoing factors may have a material adverse effect on our business, results of operations, and financial condition, and may adversely affect our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

The Senior Secured Financing will likely contain covenants that may restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The Senior Secured Financing currently being negotiated will likely impose certain operating and financial restrictions on us. The restrictions that will be imposed under these debt instruments could include, among other things, limitations on our ability to:

●	Incur additional debt;

●	Make investments;

●	Create liens on our assets to secure debt;

●	Enter into sale-leaseback transactions;

●	Engage in other businesses;

●	Merge or consolidate with another company; and

●	Transfer and sell assets;

The credit facility we enter into with respect to the Senior Secured Financing may require us to satisfy various financial covenants, including maximum total leverage, minimum fixed charge coverage, minimum earnings before interest, tax, depreciation and amortization and minimum net worth requirements. Future indebtedness or other contracts could contain financial or other covenants more restrictive than those applicable to the Senior Secured Financing.

Our ability to comply with these provisions may be affected by general economic conditions, industry conditions, other events beyond their control and delayed completion of the Project. As a result, we cannot assure you that we will be able to comply with these covenants. Our failure to comply with the covenants contained in the Senior Secured Financing, including failure as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition, and may result in a complete loss of the Project and your investment in the Notes.

All of the borrowings under our new Senior Secured Financing will likely bear interest at variable rates. In addition, any future credit facility we enter into could bear interest at variable rates. Accordingly, if interest rates increase, so could our interest costs, which may have an adverse effect on our business, results of operations and financial condition.

We may need to increase capital expenditures to compete effectively.

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of a property. The gaming industry market is very competitive and is expected to become more competitive in the future. If cash from our operations is insufficient to provide for needed levels of capital expenditures, our competitive position could deteriorate if we are unable to borrow funds for such purposes, which may not be permitted or available on acceptable terms, if at all. In addition, the indenture governing the Senior Secured Financing may limit our ability to make capital expenditures. The inability to compete effectively may have a material adverse effect on our business, results of operations, and financial condition, and may adversely affect our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

We may not be able to recruit or retain sufficient management staff or employees.

Until construction of the Casino is complete, we do not believe that we will require extensive operational management. Accordingly, we have kept and intend to keep our permanent management staff at relatively low levels. We will be required to undertake a major recruiting program before the Casino opens. However, the pool of experienced gaming and other personnel is limited and competition in the Gulf gaming region to recruit and retain gaming and other personnel is intense. There can be no assurance that we will be able to attract and retain a sufficient number of qualified individuals to operate the Casino on acceptable terms. In addition, there can be no assurance that we would be able to replace any individuals who leave our employment with other individuals having comparable experience. Our inability to do so could have a material adverse effect on our business, results of operations, and financial condition, and may adversely affect our ability to continue as a going concern, in which event purchasers of the Notes may lose their entire investment.

Our officers, directors, and key employees are required to be licensed or found suitable by gaming authorities and the loss of, or inability to obtain, any licenses or findings of suitability may have a material adverse effect on us.

Our officers, directors, and key employees are required to file applications with the gaming authorities in the State of Mississippi, and they are required to be licensed or found suitable by these gaming authorities. If any of these gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person and require redemption of such person’s interest in our Company. Furthermore, the gaming authorities may require us to sever any relationship and terminate the employment of any person who refuses to file the appropriate applications. A failure to do so could result in the condition, suspension, or revocation of our gaming license and, therefore significantly impair our gaming operations.

The hotel, casino, and related amenities will face intense competition.

The hotel and casino industry in the Gulf region is intensely competitive. Although data has suggested that casino operations have benefited in the past from the operations of competitive casinos in the region – known as the “cluster effect” – there can be no assurance that the competition from such other casino operations will benefit the Project on a net basis rather than simply diverting potential hotel and gaming revenues, which will hurt the Project’s prospects, business and operations. Accordingly, such competition could have a material adverse effect on our business, results of operations, and financial condition, and may adversely affect our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

Because we are entirely dependent on a single gaming property for all of our cash flow, we will be subject to greater risks than a gaming company with more than one operating property.

We will be entirely dependent upon our the Hemingway Hotel and Casino for all of our cash flow. As a result, we will be subject to a greater degree of risk than a gaming company with more than one operating property. The risks to which we have a greater degree of exposure include the following:

●	Local economic and competitive conditions;

●	Changes in local and state laws and governmental regulations, including gaming laws and regulations and the taxation of gaming revenues;

●	Natural and other disasters;

●	A decline in the number of visitors to the Mississippi Gulf Coast region;

●	A decrease in gaming and non-gaming activities at our resort; and

●	Road or airport construction or closure affecting major access routes.

Any of the factors outlined above could negatively affect our ability to generate sufficient cash flow to make payments or maintain our covenants with respect to our debt. Accordingly, our dependency on a single property and lack of geographic diversity in our operations could have a material adverse effect on our business, results of operations, and financial condition, and may adversely affect our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

General economic factors may adversely affect our results of operations.

Consumer demand for hotel/casino resorts, trade shows and conventions and for the type of luxury amenities that we will offer is particularly sensitive to downturns in the economy which adversely impact discretionary spending on leisure activities. National, regional and local economic conditions, such as recessionary economic cycles, a worsening economy and any increases in energy and fuel prices, could adversely affect disposable consumer income and consumer confidence. When gasoline, natural gas, electricity and other energy costs increase, and credit card, home mortgage and other borrowing costs increase, our guests may have lower disposable income and reduce the frequency with which they visit our properties. Even an uncertain economic outlook may adversely affect consumer spending in our gaming, restaurant, and hospitality operations, as consumers spend less in anticipation of a potential prolonged economic downturn. Unfavorable changes in these factors or in other business and economic conditions affecting our customers could reduce customer traffic in some or all of our facilities, impose practical limits on our pricing and increase our costs. Any of these factors could lower our profit margins and have a material adverse effect on our results of operations.

Our business may be adversely affected by legislation prohibiting tobacco smoking.

Legislation in various forms to ban indoor tobacco smoking has been introduced in the past and may be proposed in the future in Mississippi. If additional restrictions on smoking are enacted in Mississippi, we could experience a significant decrease in gaming revenue and particularly, if such restrictions are not applicable to all competitive facilities in that gaming market, our business could be materially adversely affected.

Our insurance coverage may not be adequate to cover all losses that we suffer, and our insurance costs may increase.

We intend to maintain insurance coverage for risks that are customary in the industry in amounts that we believe are reasonable and in compliance with the covenants of our Senior Secured Financing. However, we may not have sufficient insurance coverage in the event of a catastrophic property or casualty loss. We may also suffer disruption of our business in the event of a natural disaster, terrorist attack, or other catastrophic property or casualty loss or be subject to claims by third parties injured or harmed. While we currently carry general liability insurance and business interruption insurance, such insurance may not be adequate to cover all losses in such event. In the event that insurance premiums increase, we may not be able to maintain the insurance coverage we currently have or otherwise be able to maintain adequate insurance coverage to maintain compliance with the covenants in our Senior Secured Financing, if any. Any of these factors could have a material adverse effect on our business, results of operations, and financial condition, and may adversely affect our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

Our business may be adversely affected by union activities, work stoppages and other labor problems.

Although none of our employees are currently represented by a labor union, it is common throughout the gaming industry for many employees who work in casinos to belong to a union, which can result in higher employee costs and increased risk of work stoppages. As we begin to hire extensively to staff our Casino, there can be no assurances that our employees will not join or form a labor union or that we will not be required to become a union signatory. We are or may become directly or indirectly dependent upon companies that may have unionized work forces, including construction contractors and trades, food and beverage suppliers and trucking firms, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results. If a work stoppage occurs during construction it could delay or increase the cost of completion of the Project and have a material adverse effect on our operating results, business and financial condition, and may adversely affect our ability to commence and continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

Any failure to maintain the integrity of internal customer information could result in damage of reputation and/or subject us to fines, payment of damages, lawsuits or other restrictions on our use or transfer of data.

In the ordinary course of our business, we will collect and maintain sensitive customer information, including credit scores, gaming habits, casino credit lines and usage, etc. If we fail to maintain the confidentiality of this information our reputation could be damaged and/or we may be subjected to fines, lawsuits, damages or limitations on our further ability to collect and use such information, any of which could have a material adverse effect on our ability to conduct our business.

We may experience increased healthcare costs.

We may offer access to healthcare benefits to certain of our employees. We will be impacted by the passage of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). Under the PPACA, we may be required to offer healthcare plans to, among other things, provide affordable coverage, as defined in the PPACA, to all full time employees, or otherwise be subject to a payment per employee based on the affordability criteria in the PPACA, cover adult children of our employees to age 26, delete lifetime limits and delete pre-existing condition limitations. Additionally, some states and localities have passed state and local laws mandating the provision of certain levels of health benefits by some employers. Increased healthcare costs could have a material adverse effect on our business, financial condition and results of operations.

The estimates contained herein contain assumptions and projections which are subject to inherent risk and uncertainty and as a result, may not prove to be accurate.

The assumptions used in the projections contained in the estimates contained herein are inherently subject to significant uncertainties and actual results will differ, perhaps materially, from those projected. Accordingly, the estimates are not necessarily an accurate or reliable indication of our current value or future performance. Therefore, we assume no responsibility for the accuracy of any assumptions or projections contained in this Memorandum or for the appropriateness of the assumptions used in the estimates. No representation is made or intended, nor should any be inferred, with respect to the likely existence of any particular future set of facts or circumstances. You are cautioned not to place undue reliance on the estimates and projections contained herein. If actual results are less favorable than those shown in the projections or if the assumptions used in formulating the projections prove to be incorrect, these circumstances could materially adversely affect our ability to make payments on the Notes.

Increased advertising and marketing costs could adversely affect our results of operations.

If our competitors increase their spending on advertising and promotion, if our advertising, media or marketing expenses increase, or if our advertising and promotion become less effective than that of our competitors, we could experience a material adverse effect on our results of operations.

Inclement weather and other conditions could seriously disrupt our business and have a material, adverse effect on our financial condition and results of operations.

The operations of our facilities are subject to disruptions or reduced patronage as a result of severe weather conditions, natural disasters and other casualties. Because the Project is located on the Gulf of Mexico, our facilities are subject to risks in addition to those associated with other casinos, including loss of service due to casualty, forces of nature, mechanical failure, extended or extraordinary maintenance, flood, tropical storms, hurricanes or other severe weather conditions and other disasters. Hurricanes and tropical storms, in particular could have a negative impact on local economies, which could cause travel disruptions, reduce customer demand for the leisure activities we offer and may adversely affect our revenues and operating cash flow, which could, in turn, have a material adverse effect on our business, financial condition and results of operations. We cannot be sure that the proceeds from any future insurance claim will be sufficient to compensate us if our hotel and casino experiences a closure.

The concentration and evolution of the slot machine manufacturing industry could impose additional costs on us.

We expect a large portion of our revenues to be attributable to slot machines at our casinos. It is important, for competitive reasons, that we offer the most popular and up-to-date slot machine games, with the latest technology to our customers. In recent years, slot machine manufacturers have frequently refused to sell slot machines featuring the most popular games, instead requiring participating lease arrangements. Generally, a participating lease is substantially more expensive over the long-term than the cost to purchase a new slot machine. For competitive reasons, we may be forced to purchase new slot machines, slot machine systems, or enter into participating lease arrangements that are more expensive than our current anticipated costs associated with the anticipated operation of our slot machines. If the newer slot machines do not result in sufficient incremental revenues to offset the increased investment and participating lease costs, it could adversely affect our profitability.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names, which could have an adverse effect on our business and results of operations.

We have licensed the use of the name “Hemingway” pursuant to a license agreement, and there is no guarantee that we will be able to continue using the license past the current term of ten years. In addition, we will own or have rights to additional intellectual property associated with the Project. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property or against any of our competitors who seek to utilize similar intellectual property in areas where we operate or intend to conduct operations. The failure to enforce or the unenforceability of any of our intellectual property rights could have the effect of reducing our ability to capitalize on our efforts to establish brand equity.

We face the risk of adverse publicity and litigation, the cost or adverse results of which could have a material adverse effect on our business and results of operations.

We may from time to time be the subject of complaints or litigation from customers alleging illness, injury or other health or operational concerns. Publicity resulting from these allegations may materially adversely affect us, regardless of whether the allegations are valid or whether we are liable. Negative publicity may also result from actual or alleged violations of “dram shop” laws which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or to a third party. In addition, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims could materially adversely affect our business, prospects, financial condition, operating results and cash flows. Unfavorable publicity resulting from these claims relating to the Project could adversely affect the public perception of our brand. Adverse publicity and its effect on overall consumer perceptions of our gaming and hospitality facilities, or our failure to respond effectively to adverse publicity, could have a material effect on our financial condition.

Theoretical win rates for our casino operations depend on a variety of factors, some beyond our control.

The gaming industry is characterized by an element of chance. Accordingly, we employ theoretical win rates to help estimate what a certain type of player, on average, will win or lose in the long run. In addition to the element of chance, theoretical win rates are also affected by the spread of table limits and factors that are beyond our control, such as a player’s skill and experience, the mix of games played, the financial resources of players, the volume of bets played and the amount of time players spend on gambling. As a result of the variability in these factors, the actual win rates at our casinos may differ from the theoretical win rates anticipated and could result in the winnings of our gaming patrons exceeding those of our casinos. The variability in these factors, alone or in combination, has the potential to impact negatively our actual win rates, which may materially and adversely affect our cash flow, financial condition, plan of operations and business.

We face the risk of fraud or cheating by patrons.

Players in our casinos may attempt or commit fraud or cheat in order to increase their winnings. Acts of fraud or cheating could involve the use of counterfeit chips or other tactics, possibly in collusion with our employees. Internal acts of cheating could also be conducted by employees through collusion with dealers, surveillance staff, floor managers or other casino or gaming area staff. The incidence of such acts or schemes and failure to discover them in a timely manner could result in losses in our gaming operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, thereby materially and adversely affecting our business, financial condition, plan of operations and cash flows.

Revocation of our liquor license, which is subject to extensive regulation, could have a material adverse effect on our gaming operations.

The sale of alcoholic beverages at the Hemingway Hotel and Casino will be subject to licensing, control and regulation by state and local agencies in Mississippi. Subject to limited exceptions, persons who have a financial interest in our casinos by ownership, loan or otherwise, must be disclosed in an application filed with, and are subject to investigation by, Mississippi’s liquor agencies. All liquor licenses are subject to annual renewal, are revocable and are not transferable. The liquor agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action with respect to any of our liquor licenses could, and any failure to renew or revocation of our liquor licenses would, have a material adverse effect on our business.

Risks Related to Project Development

The development and startup costs of the Project are estimates only, and actual costs may be higher than expected.

Not all of the plans and specifications for the Project have been finalized. We expect the total development cost of the Project to be approximately $170 million, including the budgeted design and construction costs, lease costs, capitalized interest, pre-opening expenses and all financing fees. The required cash payments and commitment fees on the credit facilities, and other indebtedness and obligations of RBMS, which will become due through the estimated commencement date of operations of the Project have been included in our estimate of the total development cost.

While we believe that the overall budget for the development costs for the Project is reasonable, these development costs are estimates and actual development costs may be higher than estimated. For example, a delay in the commencement of construction beyond the scheduled commencement date may increase the overall budget for the Project. Although RBMS has built in a cost overrun contingency, this contingency may not be sufficient to cover the full amount of such overruns. If this contingency is not sufficient to cover these additional costs, we may not have sufficient funds to complete the Project which could have a material adverse effect on our operating results, business and financial condition, and may adversely affect our ability to commence and continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

Cost overruns could cause us to be out of balance under the disbursement covenants of our Senior Secured Financing and, consequently, prevent us from obtaining needed funds. If we cannot obtain the funds for construction under our Senior Secured Financing, we may not be able to complete construction and commence operations on schedule or at all, which could have a material adverse effect on our operating results, business and financial condition, and may adversely affect our ability to commence and continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

Not all of the development costs of the Project are covered by guaranteed maximum price construction contracts, and we may incur substantial additional costs to complete the Project.

We expect to enter into guaranteed maximum price or fixed price contracts for a substantial portion of the development of the Project. However, there may be cost overruns and unanticipated costs due to a variety of factors, such as:

●	Changes in the architect-prepared design documents or deficiencies in the design documents;

●	Changes in legal requirements applicable to the hotel and casino improvements or the construction thereof;

●	Natural disasters, unavoidable casualties, industry-wide labor disputes affecting the general Gulfport area and not limited to the Project and other force majeure events that are unforeseeable and beyond the reasonable control of our contractor;

●	Inconsistencies between the completed drawings and specifications and the premises;

●	Unforeseen engineering, environmental and/or geological problems;

●	Work stoppages;

●	Delays in obtaining or the unavailability of labor or materials.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or commencement of Project operations or otherwise affect the design and features of the Project.

Any of these factors may cause the overall development costs of the Project to exceed the $170 million of available development funds that we have budgeted. We may be responsible for a significant amount of such additional costs. Any delay or failure in obtaining such additional funds could delay the completion of development or commencement of operations and may materially and adversely affect our operating results, business and financial condition, and may adversely affect our ability to commence and continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

There can be no assurance that we will be able to enter into a ground lease with the GRC.

Completion of the Project is contingent on entering into a ground lease with the GRC. While we expect to enter into into a fifty-nine (59) year ground lease with the GRC for approximately four and one-half (4.5) acres of adjacent and contiguous land, there is no assurance that the Company will be able to enter into a lease with the GRC on terms that will be acceptable. Failure to enter into a ground lease with the GRC on acceptable terms would cause us not to close the Offering.

There can be no assurance that the Mississippi Gaming Commission will grant the approvals we need to develop the Project and operate the Casino.

In order to operate the Casino, we must obtain approval from the Mississippi Gaming Commission for the project site, approval to proceed with development, a gaming operator’s license, and approval to open the Casino. RBMS received gaming site approval on April 19, 2012, which approval expires on April 19, 2015, unless the Commission grants an extension. RBMS has not received approval to proceed with development, which can only occur after we have firm commitments for financing, and it has not applied for its gaming operator’s license, which can only occur after receipt of the approval to proceed with development. The Mississippi Gaming Commission will only issue an approval to open after the facility is built and it is ready to be opened to the public. There can be no assurance that we will receive any of the outstanding approvals or a license to operate the Casino from the Mississippi Gaming Commision, or an extension of our approval of the project site should our approval lapse for any reason. Failure to obtain any such approvals, licenses or extensions would adversely effect on our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

Risks Relating to Our Industry

The gaming industry, in general, and the markets in which we compete are highly competitive.

The gaming industry is highly competitive and our competitors may have greater resources than us. If other properties operate more successfully, if existing properties are enhanced or expanded, or if additional hotels and casinos are established in and around the Gulfport area, we may lose market share. In particular, the expansion of gaming in or near any geographic area from which we attract or expect to attract a significant number of our customers could have a significant adverse effect on our business. Our Casino competes, and will in the future compete, with all forms of existing legalized gaming and with any new forms of gaming that may be legalized in the future. Additionally, we face competition from all other types of entertainment. Such competition could have a material adverse effect on our business, operating results, and financial condition, and may adversely effect on our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

Other states may enact gaming legislation, which may harm the Gulfport region and the Project.

The states of Florida, Alabama, or Georgia may enact gaming legislation that may permit the development of gaming facilities that will compete with the gaming operations in the Gulfport region, including the Project. In addition, Louisiana may change its legislation in a manner that will allow casinos in Louisiana to compete more effectively with casinos in the Mississippi Gulf Coast region. This could have a material and adverse effect on our business, operating results, and financial condition, and may adversely effect on our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

A downturn in the regional economies, high energy, and gasoline prices could negatively impact our financial performance.

Moderate or severe economic downturns or adverse conditions in our market may negatively affect our operations. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because the gaming and other leisure activities we will offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operation and related facilities, as consumers spend less in anticipation of a potential economic downturn.

The Project will use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy are anticipated, any substantial increases in the cost of electricity may negatively affect our operating results. The extent of impact is subject to the magnitude and duration of the energy price increase, but this impact could be material.

Additionally, we expect that a majority of our patrons will drive automobiles to the Hemingway Hotel and Resort. High gasoline prices could reduce automobile travel to our location. Accordingly, our business, results of operations, and financial condition could be adversely affected by a weakening of regional economic conditions, high gasoline prices, and higher electricity costs which may adversely affect our ability to continue as a going concern.

Gaming is a regulated industry and changes in the law could have a material adverse effect on our ability to conduct gaming and thus meet our debt service obligations.

Gaming in Mississippi is regulated extensively by federal and state regulatory bodies, including the Mississippi Gaming Commission and state and federal law enforcement and liquor control agencies. See “Project Description – Government Regulation.”

The ownership and operation of the Company’s gaming-related business is subject to strict state regulation under the Mississippi Gaming Control Act (the “Gaming Act”). Failure to obtain or maintain approvals from the Mississippi Gaming Commission with respect to site approval, approval to proceed with development, a gaming license, findings of suitability for key management and investors or approval to open the casino project to the public would have a material adverse effect on us.

The Gaming Act imposes substantial restrictions on the ownership of our securities. A holder of our securities may be required to meet the qualification provisions of the Gaming Act relating to financial sources and/or security holders. The RBMS operating agreement provides that if the Mississippi Gaming Commission requires a holder of its securities (whether the record or beneficial owner) to qualify under the Gaming Act and such holder does not so qualify, then such holder must dispose of his interest in the securities within 30 days after being advised of the Company’s receipt of notice of such finding that such holder does not so qualify, or the Company may redeem such securities at the lower of their value calculated as if the investment had been made on the date of disqualification of such holder or the purchase price for such securities together with all unpaid accrued interest thereon (or such lesser amount as may be required by the Mississippi Gaming Commission). If a holder is found unsuitable by the Mississippi Gaming Commission, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities or (ii) to receive any interest or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

If new gaming regulations are adopted in Mississippi, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced in the legislature of Mississippi that, if enacted, could adversely affect the tax, regulatory, operational or other aspects of the gaming industry and us. We cannot assure you that legislation of this type will not be enacted in the future.

Regulations adopted by the Financial Crimes Enforcement Network of the U.S. Treasury Department require us to report currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. U.S. Treasury Department regulations also require us to report certain suspicious activity, including any transaction that exceeds $5,000 if we know, suspect, or have reason to believe that the transaction involves funds from illegal activity or is designed to evade federal regulations or reporting requirements. Substantial penalties can be imposed against us if we fail to comply with these regulations.

Taxation of the gaming industry may increase in the future which would reduce our profitability.

The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. For example, casinos in Gulfport pay for licenses as well as special taxes to the City and State. Mississippi taxes annual gaming revenues, in addition to normal federal and state income taxes, at the rate of 8% of gross revenue over $134,000 per month, which are allowed as a credit against a licensee’s Mississippi income tax liability for the year paid. The gross revenue fee imposed by the Mississippi cities and counties in which casino operations are located is in addition to the fees payable to the State of Mississippi and equals approximately 4% of the gaming receipts. We have assumed for purposes of our financial projections that these tax rates will not change in the near term.

From time to time, various state and federal legislators have proposed changes in tax laws that affect the gaming industry. Future changes in federal or state taxation of gaming revenues or occupancy or other taxes or fees related to our hotel operations cannot be predicted and any such changes could adversely affect our profitability. Such adverse effect could materially and adversely affect our business, operating results, and financial condition, and may adversely effect on our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

In addition, if any taxing authority disagrees with the positions taken by us on any of our tax returns, we could have additional tax liabilities, including interest and penalties, which, if material, could have an adverse impact on our results of operations and financial condition.

There are risks related to the creditworthiness of patrons of casinos.

Our gaming operations will be exposed to certain risks related to the creditworthiness of our patrons. Generally, casinos attract and retain regular and better customers by extending credit on a discretionary basis to qualified patrons. To be competitive we expect to have a credit policy that is competitive and consistent industry practice. There can be no assurance that defaults in the repayment of credit by patrons of our gaming operations will not have a material adverse effect on the results of our operations. Such material adverse effect could have a material adverse effect on our financial condition, and may adversely effect on our ability to continue as a going concern, in which event the purchasers of the Notes may lose their entire investment.

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

We are allowed by our articles of incorporation and/or by-laws to pay dividends to our stockholders. However, there can be no guarantee we will have sufficient revenues to pay dividends during any period. Investors in need of liquidity through the payment of dividends should refrain from common stock, which does not have a dividend requirement.

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

In addition, our revenues and cash flow will be heavily dependent upon the patronage of persons living within a 100-mile radius of each casino and we have limited casino operating experience as well as financial limitations. Therefore, we are subject to greater risks than a company with larger operations or that are more geographically diversified operations, including:

●	A downturn or worsening of regional or local economic conditions;

●	An increase in competition in our market;

●	Inaccessibility of our casino due to road construction or closures of primary access routes; and

●	Adverse weather, natural, and other disasters, including flood or fire at the casino or in the surrounding area.

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

Our common stock is thinly traded.

For most of our history our common stock has been thinly-traded, both privately and on the various exchanges on which it has been listed, making it difficult for stockholders to sell shares of our common stock at a predictable price or at all. The volatility in the market price of our common stock may cause stockholders to encounter significant short-term variations in the market price of the stock on account of factors beyond our control.

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

ITEM 2: PROPERTIES

Administrative Offices.

On January 15, 2014, the Company entered into a lease for office space, through January 14, 2016, at 321 E Lake Street, Suite 1, Petoskey, MI 49770.

ITEM 3: LEGAL PROCEEDINGS

On February 23, 2010, a Complaint was filed in the Third Judicial District Court of the State of Nevada in and For the County of Lyon against the Company, RBL, and others in the amount of $5,000,000 pursuant to the termination of a development agreement for the Dayton Project. On July 16, 2010, the Company and Defendants filed an answer and counterclaim. A default Judgment was filed in the Third Judicial District Court of the State of Nevada In and For the County of Lyon on August 8, 2011 against the Company, Rotate Black, LLC, two officers of the Company, and others in the amount of $9,674,057 for exemplary and punitive damages. In connection with this matter, a Request for Enrollment of Foreign Judgment was filed in the Circuit Court of Harrison County, Mississippi, First Judicial District on December 23, 2011. On June 6, 2012, the Company filed a Motion for Leave to Seek District Court’s Correction of Clerical Error Appearing on the Face of the Judgment, Subject Matter of Current Appeal in the Supreme Court of the State of Nevada. On June 7, 2012 the Company was notified that the Nevada Supreme Court would hear its appeals to the default judgment. On September 4, 2014, the Supreme Court removed the default judgment and remanded the case back down to the District Court for further litigation. The Company continues to vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter.

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is presently quoted on the over-the-counter pink sheets under the symbol “ROBK.PK.”

The bids reflect inter-dealer prices without adjustments for retail mark-ups, markdowns or commissions and may not represent actual transactions.

Year Ended June 30, 2014
	High	Low
First Quarter	$2.90	$1.35
Second Quarter	3.40	1.51
Third Quarter	3.00	1.50
Fourth Quarter	1.30	0.40

Year Ended June 30, 2013
	High	Low
First Quarter	$2.00	$1.30
Second Quarter	2.00	1.30
Third Quarter	2.50	1.30
Fourth Quarter	3.40	1.70

Year Ended June 30, 2012
	High	Low
First Quarter	$4.30	$1.40
Second Quarter	3.50	0.60
Third Quarter	5.90	1.70
Fourth Quarter	2.50	1.00

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

On February 28, 2015 the Board of Directors authorized a 10 for 1 reverse stock split of the Company’s common shares from 55,156,984 to 5,515,698, $0.01 par value and authorized 75,000,000 Common Shares and 5,000,000 Preferred Shares

The Company is not obligated at this time to file periodic reports under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, the Company is a voluntary filer of such Exchange Act reports and is evaluating the benefit to the Company and its stockholders of filing a Form 8-A to register its common stock pursuant to Section 12(g) of the Exchange Act and, thereby undertake to file such Exchange Act reports and to comply with Section 16 of the Exchange Act.

Our shares will be “penny stocks” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock. Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

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

Holders

As of June 30, 2014, there were 5,316,684 shares of common stock issued and outstanding, held by approximately 300 shareholders of record. As of March 16, 2015, there were 5,516,984 shares of common stock issued and outstanding, held by approximately 300 shareholders of record.

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

Equity Compensation Plans

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years. As June 30, 2014, no options were granted under the Plan.

Recent Sales of Unregistered Securities

Common and Preferred Shares

The Company issued 20,000 shares of common stock for legal services valued at $1.00 per share.

The Company issued an aggregate of 222,000 shares of common stock as officer compensation valued at $144,000.

The Company issued an aggregate of 294,939 shares of common stock for were issued for the conversion of 10% Convertible Promissory Notes and accrued interest valued at $294,921.

The Company issued an aggregate of 68,333 shares of common stock in consideration of notes payable valued at $136,667.

The Company issued 32,500 shares of common stock as additional consideration to note holders.

The Company issued an aggregate of 94,533 shares of common stock for consulting services valued at an aggregate of $179,067.

The Company issued 10,000 shares of common stock for interest valued at $20,000.

The Company issued 4,485 shares of common stock for the exercise of cashless warrants.

RBMS Equity

RBMS equity consists of 68,488 Series B Common Units and 16,075 warrants to purchase B Common Units. $1,925,000 in Units were sold for cash from 2010 through 2012 and $550,000 in Units were issued for services rendered to the Company.

Convertible Notes and Warrants

Beginning on May 1, 2012 and continuing through June 30, 2014, the Company issued an aggregate of $999,890 in two-year, 10% convertible promissory notes. The notes are convertible into the Company’s common stock at $0.90 a share. There is a total of $779,890 in convertible notes outstanding as of June 30, 2014.

The convertible note holders were also issued a five year common stock purchase warrant for the purchase of up to 517,337 shares of the Company’s common stock, at a price per share of $0.90, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory notes payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability. The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value. For the years ended June 30, 2014 and 2013 respectively, the Company recognized a gain on change of fair market value of $1,865,078 and $31,159.

The Company calculated the value of the conversion features as of June 30, 2014 and 2013 based upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.

As of June 30, 2014 and June 30, 2013, the 10% Convertible Notes Payable were as follows:

	June 30, 2014	June 30, 2013

10% Convertible Promissory Note Payable	$779,890	$328,015
Less:
Beneficial Conversion Feature Discount	(50,630)	(69,642)
Warrant Discount	(461,721)	(91,809)

10% Convertible Promissory Note Payable - Net	$267,539	$166,564

For the years ended June 30, 2014 and 2013 respectively, the Company recorded $1,865,078 and $31,159 for amortization of beneficial conversion feature and discount.

Promissory Note Payable

On September 6, 2012, the Company received $65,000 in loan proceeds. A promissory note was issued in the amount of $121,000, which includes interest payments of $56,000. In addition, 18,500 shares of common stock were issued as additional interest. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan. As of February 17, 2015, no payments have been made on the promissory note.

Warrants

As part of the issuance of the convertible debentures, the Company recorded a liability for the issuance of detachable warrants. Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financings, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

The warrants were valued as of June 30, 2014 using a Black-Scholes model with the stock price on day of grant, the risk free interest rate and the expected volatility. This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.

As of June 30, 2014, the Company has the following warrants outstanding.

	Warrants Issued	Exercise Price	Term
Series A warrants	95,000	$0.90	5 years
10% Convertible Promissory Notes Payable	14,650	$0.90	5 years
10% Convertible Promissory Notes Payable	502,687	$0.90	5 years
Officers and Affiliates	128,000	$0.90	5 years
Investment banker fees	17,730	$0.90	5 years
	758,067

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

These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends, which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

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

As of June 30, 2014 and 2013, management evaluated and found that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that the Company is the primary beneficiary of RBMS and has consolidated the financial statements of RBMS in the accompanying consolidated financial statements of the Company.

The Gulfport Project is being developed on approximately nine-and-a-half acres of the last gaming-eligible sites in Gulfport, Mississippi. The Gulfport Project is adjacent to the $625+ million redevelopment of the Marina, Port and downtown Gulfport areas.

Gulfport, the second largest city in Mississippi, is approximately 12 miles west of Biloxi. The Gulfport Project is expected to be a Seventeen-month development project. Upon completion, the casino is intended to feature roughly 1,400 slot machines and 33 table games. The Gulfport Project’s non-gaming amenities are contemplated to include a 300-room hotel, pool, cabanas, steakhouse, buffet, snack bar and two feature bars.

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

Pursuant to the new regulatory requirements imposed by Mississippi Gaming Commission, the Company amended its project plans to a 250,000 square-foot land-based casino featuring gaming, restaurants, bars, and support space, as well as an adjacent 300-room four-star hotel. The Company expects the completion and grand opening of the Project in Fall 2016. When completed, the $170 million project will feature:

●	Casino – approximately 53,000 square feet of gaming space, including 1,388 slot machines, 33 table games, including blackjack, craps, roulette, and pai-gow;

●	Hotel – a 300-room four star hotel including 40 suites and 260 traditional rooms;

●	Food and Beverage – 3 distinctive and diverse dining options, including a 120-seat steakhouse, a 240-seat buffet, and a casual dining café;

●	Bars – 3 bars, including a Hemingway Bar featuring views of the marina and outdoor seating; and

●	Parking – a parking garage and lot that can accommodate approximately 1,200 vehicles.

On November 12, 2014, the Company entered into an exclusive engagement agreement with a financial advisor for the seeking, arranging, negotiating and general advising of the Company with respect to the placement, in one or a series of transactions, of debt and/or equity securities for the purpose of funding the development of the Hemingway Resort and Casino. Consideration for the services under this agreement include a contingent placement fee equal to 3% of the principal amount of any first lien debt and 6% of any subordinated debt or equity like portion.

The financing of this $170 million project is contemplated to include:

●	$115,000,000 of Senior Secured Notes

●	$25,000,000 of Vendor Finance

●	$25,000,000 of New Rotate Black, Inc. Equity

●	$5,000,000 Equity invested to Date

Rotate Black, Inc.’s equity investment is contemplated to come from the sale of $25.8 Million of Rotate Black, Inc. Senior Notes.

SlotOne, Inc.

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and the Company. To date, the Company has secured an exclusive license agreement with Global Gaming Group, Inc. for the use if its slot games and gaming content. Currently the Company is assimilating these games and its infrastructure into a new Class II gaming platform. Initial testing of the Company’s new state of the art equipment is contemplated in the fall of 2015.

Going Concern Status

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow, which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($2,415,868) for the fiscal year ended June 30, 2014 and has an accumulated deficit as of June 30, 2014 of $37,430,414.

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

Results of Operations

A Comparison of Results of Operations for the years ended June 30, 2014 and June 30, 2013

As of June 30, 2014 and 2013, management evaluated and found that, the variable interest holders of RBMS lack the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS and has consolidated the financial statements of RBMS in the accompanying consolidated financial statements of the Company.

Revenue

For the years ended June 30, 2014 and June 30, 2013, we had revenues of $0 and $0, respectively.

Operating Expenses

Operating expenses for the years ended June 30, 2014 totaled approximately $2.9 million as compared to the year ended June 30, 2013 of $3.9 million, a decrease of approximately $1.0 million. Operating expenses consisted primarily of accrued salary expense, stock based compensation, interest expense and general and administrative expenses.

General and administrative expense for the year ended June 30, 2014 was $180,412 as compared to $1,703,161 for the year ended June 30, 2013. The decrease of $1,519,680; approximately 88% was due to legal, financing fees and travel expenses and costs associated with development of the casino project.

Interest expense for the year ended June 30, 2014 was $1,625,310 as compared to $1,248,455 for the year ended June 30, 2013. This increase of $376,855, approximately 30% resulted primarily from interest related to the mortgage on the Big Easy Vessel and Promissory Notes in addition to interest on stockholder loans and the convertible promissory notes. Amortization of beneficial conversion feature on the convertible notes payable was $1,396,435 for the year ended June 30, 2014 as compared to $162,746 for 2013. This increase of $1,233,689 relates to the increase in 10% convertible notes sold during 2014.

Net Loss

Net loss for the years ended June 30, 2014 and June 30, 2013 was $2,415,868 and $2,363,663, respectively; a increase in net loss of $52,205 which is primarily the result of increases loss in impairment of land purchase discount, write-off of accounts payable and salary accrual adjustment, amortization of beneficial conversion feature and discount and interest expense offset by decreases in general and administrative expenses and change in fair market value of conversion feature.

Liquidity and Capital Resources

At June 30, 2014, we had current assets of $8,616 and current liabilities of $17,747,662 and a negative working capital of $17,739,046.

We do not have sufficient funds to continue our operating activities. Future operating activities are expected to be funded by management fee income and other further revenues. We will be dependent upon sales of common stock and, to a limited extent, loans from our major stockholders, until such time those operations will generate sufficient funds to support our development projects.

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

Cash Flows

Cash flows provided by operating activities. Net cash provided by operating activities was $619,983 for the year ended June 30, 2014 and $1,640,730 for the year ended June 30, 2013, a decrease in cash provided by operations of $1,020,747. This decrease was the result of a decreases from cash flows in accounts payable and accrued expenses, amortization and changes in beneficial conversion feature and warrant liability and stock issued for legal services offset by increases in prepaid expenses, accrued interest on mortgage and notes payable combined with decrease in net loss.

Cash flows used in investing activities. Net cash used in investing activities was $903,697 for the year ended June 30, 2014 and $2,143,457 for the year ended June 30, 2013, a increase of $1,239,760, resulting primarily from the increase in deferred development costs of the Gulfport Project offset by a decrease in cash flow from deferred casino ground lease rent related to the Gulfport Project.

Cash flows from financing activities. Net cash provided by financing activities was $283,668 for the year ended June 30, 2014 and $494,102 for the year ended June 30, 2013, a decrease of $210,434. The decreases resulted primarily from no sales of common stock, proceeds from notes payable, loans payable – stockholders and discount on 10% convertible promissory notes payable offset by an increase in proceeds from convertible promissory notes payable.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended June 30, 2014. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

Investments in 50% or less owned entities without controlling influence by the Company are accounted for using the equity method. Under the equity method, the Company recognizes its ownership share of the income and losses of the equity entity. Through June 30, 2011, the Company accounted for its investment in RBMS on the equity method, as it did not meet all the requirements to consolidate.

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

Share-Based Compensation

We recognize compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Options are valued using the Black-Scholes Option model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the warrants and the expected volatility of our common stock.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry forwards, similar tax losses, or tax credit carry forwards exist. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this pronouncement is not anticipated to have a material impact on the Company’s financial results or disclosures.

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtropi 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in aggregate, raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS

Our consolidated financial statements for the years ended June 30, 2014 and 2013 are included as a separate section of this report being on page F-1.

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

This Annual Report on Form 10-K does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K.

Changes in Controls and Procedures

There were no changes in our internal controls over financial reporting or in other factors identified in connection with the evaluation required by Exchange Act Rules 13a-15(d) or 15d-15(d) that occurred during the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

Common Stock

The Company issued 20,000 shares of common stock for legal services valued at $1.00 per share.

The Company issued an aggregate of 222,000 shares of common stock as officer compensation valued at $144,000.

The Company issued an aggregate of 294,939 shares of common stock for were issued for the conversion of 10% Convertible Promissory Notes and accrued interest valued at $294,921.

The Company issued an aggregate of 68,333 shares of common stock in consideration of notes payable valued at $136,667.

The Company issued 32,500 shares of common stock as additional consideration to note holders.

The Company issued an aggregate of 94,533 shares of common stock for consulting services valued at an aggregate of $179,067.

The Company issued 10,000 shares of common stock for interest valued at $20,000.

The Company issued 4,485 shares of common stock for the exercise of cashless warrants.

RBMS Equity

RBMS equity consists of 68,488 Series B Common Units and 16,075 warrants to purchase B Common Units. $1,925,000 in Units were sold for cash from 2010 through 2012 and $550,000 in Units were issued for services rendered to the Company.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years. As of March 31, 2014 and June 30, 2014 no options were granted under the Plan.

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

As of June 30, 2011 the Company sold 190 Series A shares with 95,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $4.00, per share, for five years. As of June 30, 2013, none of the warrants have been exercised.

The fair value of the 95,000 detachable warrants sold with the Series A for an aggregate of $190,000, was valued at $91,500 and recorded as additional paid-in capital using a Black Scholes Option Pricing Model using the stock price on day of grant, $1.90, per share, the risk free interest rate of 1.48% and the expected volatility of 81.13%.

Since the Series A embodies an obligation to repurchase the issuer’s equity shares in response to a triggering event, as defined, the Company classified the Series A Preferred Stock as a liability in accordance with guidance under ASC 480-10-65.

As of June 30, 2013, all of the 190 shares of Series A Preferred Stock, including accrued interest, dividends and fees, have been converted to an aggregate of 403,039 shares of the Company’s common stock.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following section sets forth, as of June 30, 2014, the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has three Directors.

NAME	AGE	POSITION

John Paulsen	51	Chairman and CEO
Dual Cooper	70	President and COO
Alan J. Bailey	67	CFO

John Paulsen. Mr. Paulsen has been Chief Executive Officer and Director of the Company since August 2008. Mr. Paulsen has been the driving force behind the acquisition and development of the $170 million Hemingway Resort and Casino in Gulfport, Mississippi. Pursuant to this endeavor, Mr. Paulsen negotiated the leasehold rights, developed the size and scope of the project, managed the architectural process and acquired the Hemingway brand. Mr. Paulsen was also Chief Executive Officer of Solstice Resorts, Inc. Inc., a small public company in the business of gaming resort development, from January 2006 to December 2007. Prior to his involvement with these companies, Mr. Paulsen held various executive officer positions at various other development companies.

Dual B. Cooper. Mr. Cooper has been a director of the Company since May 2009. Mr. Cooper has been an independent consultant to various gaming companies from July 2005 to January 2006, when he became President and Chief Operating Officer of the Company. Mr. Cooper served as Chief Operating Officer/general manager of Tulalip Casino, Washington’s largest casino from November 2003 to July 2005. Prior to his affiliation with this Washington casino, Mr. Cooper held executive positions at the following casinos and casino development companies, among others: Pechanga Entertainment Center in Temecula, California, Four Queens Hotel and Casino in Las Vegas, Nevada, Pegasus Entertainment, Inc. in Las Vegas, Nevada, Palace Casino, Inc. – Maritime Group Ltd. in Biloxi, Mississippi, Casino Magic, Corp., where he served as President and CEO of the corporation, Grand Casino, Inc., where he served as Executive Vice President of the Southern region, Main Street Station in Las Vegas, Nevada, Bally’s Casino Resort in Las Vegas, Nevada, Ramada Express Hotel and Casino in Laughlin, Nevada, Desert Inn Hotel and Casino in Las Vegas, Nevada, and Harrah’s in Atlantic City, New Jersey. Mr. Cooper attended Cerritos College from 1963 to 1965. Mr. Cooper’s experience with us, and in the gaming industry, makes him well qualified to serve on, and a valuable member of, our management team.

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

Communications with the Board of Directors

The Board of Directors has not adopted a formal shareholder communication policy for shareholders wishing to communicate with the Board as whole or individual members of the Board of Directors. Shareholders wishing to communicate with the Board of Directors, or specified individual members of the Board of Directors, can send communications to the Board of Directors and, if applicable, to the specified individual directors in writing c/o John Paulsen, 201 East Mitchell, Petoskey, Michigan 49770. We do not screen such mail and all such letters will be forwarded to the intended recipient.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During the fiscal year ended June 30, 2014, the Board of Directors held 1 regular meeting in person and 8 special telephonic meetings. Each regular meeting was attended by all of the members of the Board. Each of the independent directors attended all of the meetings of the Board of Directors when serving as the Audit Committee or the Compensation Committee.

The Board does not have a policy regarding director attendance at annual meetings. We did not have an in person annual meeting of shareholders in 2014.

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

Discretionary Annual Bonus. In addition to base salaries, our Board of Directors has the authority to award discretionary annual bonuses to our executive officers. In 2014, the Board of Directors did not award any cash bonuses. The annual incentive bonuses are intended to compensate officers for achieving corporate goals and for achieving what the Board of Directors believes to be value-creating milestones. Our annual bonus, if any, is paid in cash in an amount reviewed and approved by our Board of Directors. Each executive officer is eligible for a discretionary annual bonus.

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

Summary compensation table

Name and principal position	Year	Salary	Stock Awards	Total
John Paulsen (CEO since 2006)	2014	$43,454	$100,000	$143,454
	2013	$76,971	$180,000	$256,971
	2012	$13,707	$318,187	$331,894
Dual Cooper (COO since 2006)	2014	$11,596	$100,000	$111,596
	2013	$17,272	$200,000	$217,272
Alan Bailey (CFO since 2014)	2014	$0	$22,000	$44,000

Columns for bonus, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table, as all amounts are $0.

Grants of plan-based awards

There were no grants of plan-based awards during the year to the named individuals.

Outstanding equity awards at fiscal year-end

There were 128,000 warrants approved, but not issued as of June 30, 2014. There were no options or warrants outstanding for the period ended June 30, 2014.

Option Exercises

There were no option exercises or stock remaining unvested during the years ended June 30, 2013 or June 30, 2014, for the named individuals.

Pension Benefits

The named individuals are not covered by a pension plan.

Nonqualified defined contribution and other nonqualified deferred compensation plans

We do not have a nonqualified defined contribution or deferred compensation plan.

Potential payments upon termination or change-in-control

There are no potential payments upon termination or change-in-control for the named individuals.

Compensation of Directors

Director	Cash Compensation	Common Stock Grant	Value at Time of Grant	Total Compensation
Dr. William N. Thompson
-2014	$0	0	$0	$
-2013	$0	80,000	$16,000		$16,000
Dennis Piotrowski
-2014	$0	0	$0		$0
-2013	$0	80,000	$16,000		$16,000

Compensation committee interlocks and insider participation

None of our executive officers serves, nor served in 2013 or 2014, on the board of directors or compensation committee of another company with an executive officer serving on our Board of Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of February 17, 2015, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 17, 2015, there were 5,714,656 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common	John Paulsen	538,903	(1)	9.43%
	201 East Mitchell
	Petoskey, MI 49770

Common	Dual Cooper	291,694	(2)	5.10%
	201 East Mitchell
	Petoskey, MI 49770

Common	Alex Trevino	279,454	(2)	5.00%
	c/o Beverly Holland
	894 Rosastone Trail
	Houston, TX 77024

(1)	Includes: 299,094 shares owned by Mr. Paulsen jointly in its entirety with his spouse; 69,809 shares owned by Mr. Paulsen’s spouse; and 170,000 shares held by Mr. Paulsen’s spouse for the benefit of his minor children. Does not include 5,000 shares held by Mr. Paulsen’s adult brother, as to which Mr. Paulsen disclaims beneficial ownership.

(2)	Owned solely and directly.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of March 10, 2015, the most recent practicable date. As of March 10, 2015 there were 5,515,698 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. There are no options outstanding.

Title of Class	Name and Address Of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership		Percent of Class
Common	John Paulsen, CEO and Chairman	538,903	(1) (2)	9%

Common	Dual Cooper, President and COO	291,694	(1) (3)	5%

Common	Alan J. Bailey, CFO	29,000	(3)	*

Common	All officers and directors as a Group (3 persons)	859,957		14%

*Less than 1%

(1)	The address for each shareholder is 201 East Mitchell, Petoskey, MI 49770.

(2)	Includes: 299,094 shares owned by Mr. Paulsen jointly with his spouse; 69,809 shares owned by Mr. Paulsen’s spouse; and 170,000 shares held by Mr. Paulsen’s spouse for the benefit of his minor children. Does not include 50,000 shares held by Mr. Paulsen’s adult brother, as to which Mr. Paulsen disclaims beneficial ownership.

(3)	Owned solely and directly.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The loans payable-stockholders are payable on demand.

As of June 30, 2014 and 2013, John and his family owned 16,561 and 710 members’ units of RBMS, an affiliate of ours, which currently represents a 20% ownership in RBMS.

As of June 30, 2014 and 2013, Mr. Cooper owned 6,943 and 51 units of RBMS, which currently represents a 13% ownership in RBMS. At June 30, 2014, there is compensation accrued and due to Mr. Paulsen.

At June 30, 2014, there is compensation accrued and due to Mr. Cooper.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

For the fiscal years ended June 30, 2014 and 2013, audit fees billed for professional services rendered for the audit of the Company’s financial statements included in its report on Form 10-K and the reviews of the financial statements included in its reports on Form 10-Q filed with the SEC, were as follows:

2014	$53,750

2013	$55,000

Audit Related Fees:

Audit-related fees are fees billed for professional services other than the audit of our financial statements. For the years ended June 30, 2014 and 2013, Schulman Lobel et al billed no audit-related fees.

Tax Fees:

Tax fees are those fees billed for professional services rendered for tax compliance, including preparation of corporate federal and state income tax returns, tax advice and tax planning. For the years ended June 30, 2014 and 2013, Schulman, Lobel, billed no tax fees.

Other Fees:

Our independent auditors in respect of the fiscal years ended June 30, 2014 and 2013 billed no other fees.

Audit Committee

We have not established an audit committee. Our board of directors approved the services rendered and fees charged by our independent auditors. Our board of directors has reviewed and discussed our audited financial statements for the year ended June 30, 2014, with our management. In addition, our board of directors has discussed with Schulman Lobel et al., our independent registered public accountants, the matters required to be discussed by Statement of Auditing Standards No. 61 (Communications with Audit Committee). Our board of directors also has received the written disclosures and the letter from as required by the Independence Standards Board Standard No. I (Independence Discussions with Audit Committees) and our board of directors have discussed the independence of Schulman Lobel et al with that firm.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial statements - See index to Financial Statements on page F-1.

(b) Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibits

3.1	Financial Engagement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

32.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

EX-101.INS	XBRL INSTANCE DOCUMENT**

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

* filed herewith

** submitted herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2015.

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

Title	(Capacity)	Date

/s/ John Paulsen
John Paulsen	Chairman and CEO	3/18/2015

/s/ Dual Cooper
Dual Cooper	President, COO and Director	3/18/2015

/s/ Alan J Bailey
Alan J. Bailey	CFO	3/18/2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Rotate Black, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Rotate Black, Inc. and Subsidiary as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the years in the two year period ended June 30, 2014. Rotate Black, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rotate Black, Inc. and Subsidiary as of June 30, 2014 and 2013, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended June 30, 2014, in conformity with accounting principles generally accepted in United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed ion Note 3 to the consolidated financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management’s plans regarding those matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schulman Lobel Zand Katzen Williams & Blackman, LLP

New York, New York

March 16, 2015

ROTATE BLACK, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013

ASSETS
Current Assets
Cash	$-	$46
Prepaid expenses	8,616	108,023

Total current assets	8,616	108,069

Fixed assets - net of accumulated depreciation of $31,779 and $30,907 at June 30, 2014 and June 30, 2013 respectively	-	872
Deferred development costs - Gulfport Project	3,459,212	3,831,327
Land purchase deposit	109,422	437,688
Deferred casino ground lease rent	3,165,468	1,902,156
Deferred development costs - SlotOne - Project	12,500	-
Stock as Loan collateral	-	400,000
Security deposit	3,600	3,600

TOTAL ASSETS	$6,758,818	$6,683,712

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,563,200	$5,371,847
Accrued salaries	1,781,636	1,264,371
Accrued ground lease rent	3,165,468	1,902,156
Note payable	121,000	80,000
Loans payable - stockholders	241,943	320,250
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	4,299,415	2,846,405

Total current liabilities	17,747,662	15,360,029

10% Convertible promissory notes payable	779,890	328,015
Discount on 10% convertible notes payable	(512,351)	(161,451)
Beneficial conversion feature	42,738	206,053
Warrant liability	144,387	98,814

TOTAL LIABILITIES	18,202,326	15,831,460

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock, $0.01 par value, 75,000,000 shares authorized; 5,316,684 and 4,569,894 shares issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	53,167	45,700

Class A Preferred Stock Units, $0.001 par value, 0 and 45 Units authorized, issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	-	1,750,000

Class B Preferred Stock Units, $0.001 par value, 68,488 and 2687 Units authorized, issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	2,475,000	725,000

Additional paid-in-capital	23,458,739	22,906,551

Accumulated deficit	(33,930,034)	(31,514,166)

Noncontrolling Interest	(3,500,380)	(3,060,833)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(11,443,508)	(9,147,748)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,758,818	$6,683,712

See notes to consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended June 30,
	2014	2013

Revenue	$-	$-

Operating expenses
Accrued salary expense	583,498	594,363
Stock based compensation	624,734	677,000
General and administrative expenses	180,412	1,703,161
Dividends on Redeemable Preferred Series A Stock	-	9,619
Loss on impairment of land purchase deposit	328,266	-
Change in fair value of conversion feature	(1,865,078)	(31,159)
Write-off of accounts payable and salary accrual adjustment	(18,162)	(457,839)
Amortization of beneficial conversion feature and discount	1,396,435	162,746
Interest expense	1,625,310	1,248,455

Total expenses	2,855,415	3,906,346

Net Loss	$(2,855,415)	$(3,906,346)

Net Loss Attributable to Noncontrolling Interest	439,547	1,542,683

Net Loss Attributable to Stockholders	$(2,415,868)	$(2,363,663)

Basic and diluted net loss per common share	$(0.58)	$(0.99)

Basic and diluted average common shares outstanding	4,913,000	3,951,332

See notes to consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Series A Preferred Units		Series B Preferred Units		Additional
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Controlling Interest	Noncontrolling Interest

Balance - June 30, 2012	3,322,890	$33,229	45	$1,750,000	2,687	$725,000	$21,273,014	$(29,150,503)	$(6,887,410)	$(1,518,150)

Common stock issued in connection with legal services rendered	270,000	2,700	-	-	-	-	297,300	-	300,000	-

Common stock issued as compensation	280,000	2,800	-	-	-	-	557,200	-	560,000	-

Common stock issued for conversion of Series A Preferred Stock	403,039	4,032	-	-	-	-	259,976	-	264,008

Common stock issued to board members	8,000	80	-	-	-	-	15,920	-	16,000	-

Common stock issued for payment of accounts payable	10,000	100	-	-	-	-	14,900	-	15,000	-

Common stock issued in consideration of note payable	18,500	185	-	-	-	-	36,815	-	37,000	-

Common stock issued for consulting services	2,000	20	-	-	-	-	3,980	-	4,000	-

Common stock issued for financing costs	15,465	154	-	-	-	-	(154)	-	-	-

Common stock issued for investment in Rotate Black, MS LLC	10,000	100	-	-	-	-	19,900	-	20,000	-

Common stock sold for cash	30,000	300	-	-	-	-	29,700	-	30,000	-

Common stock issued for loan collateral	200,000	2,000	-	-	-	-	398,000	-	400,000	-

Net loss	-	-	-	-	-	-	-	(2,363,663)	(3,906,346)	(1,542,683)

Balance - June 30, 2013	4,569,894	$45,700	$45	$1,750,000	2,687	$725,000	$22,906,551	$(31,514,166)	$(9,147,748)	$(3,060,833)

Common stock issued in connection with legal services rendered	20,000	200	-	-	-	-	19,800	-	20,000	-

Common stock issued for conversion of note payable	294,939	2,949	-	-	-	-	291,972	-	294,921

Common stock issued in consideration of note payable	68,333	683	-	-	-	-	135,984	-	136,667	-

Common stock issued for loan incentive	32,500	325	-	-	-	-	64,675	-	65,000	-

Common stock issued for consulting services	94,533	945	-	-	-	-	178,122	-	179,067	-

Common stock issued for interest	10,000	100	-	-	-	-	19,900	-	20,000	-

Common stock issued for exercise of cashless warrants	4,485	45	-	-	-	-	(45)	-	-

Common stock issued as compensation	422,000	4,220	-	-	-	-	239,780	-	244,000	-

Common stock issued for loan collateral	(200,000)	(2,000)	-	-	-	-	(398,000)	-	(400,000)	-

Preferred Series A Units converted to Preferred Series B Units	-	-	(45)	(1,750,000)	57,801	1,750,000	-	-	-

Net loss	-	-	-	-	-	-	-	(2,415,868)	(2,855,415)	(439,547)

Balance - June 30, 2014	5,316,684	$53,167	$-	$-	60,488	$2,475,000	$23,458,739	$(33,930,034)	$(11,443,508)	$(3,500,380)

See notes to consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,855,415)	$(3,906,346)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation	624,734	576,000
Stock issued for accounts payable	-	15,000
Stock for interest	94,921	74,075
Stock issued for legal services	-	300,000
Stock issued for consulting services	-	4,000
Stock for investment in RBMS	-	20,000
Loss on impairment of land purchase deposit	328,266	-
Depreciation and amortization	872	1,375
Amortization and changes in beneficial conversion feature and warrant liability	(117,742)	159,495
Changes in assets and liabilities:
Prepaid expenses	119,407	(101,522)
Accounts payable and accrued expenses	971,930	3,317,862
Accrued interest on mortgage and notes payable	1,453,010	1,180,791

Net cash provided by operating activities	619,983	1,640,730

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred development costs - Gulfport Project	372,115	(2,143,457)
Deferred casino ground lease rent	(1,263,312)	-
Deferred development costs - SlotOne Project	(12,500)	-

Net cash used in investing activities	(903,697)	(2,143,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	-	30,000
Proceeds from convertible promissory notes payable	671,875	178,015
Proceeds from note payable	41,000	80,000
Discount on 10% convertible promissory notes payable	(350,900)	(27,909)
(Decrease) Increase in loans payable - stockholders	(78,307)	234,404
Payments of note payable - truck	-	(408)

Net cash provided by financing activities	283,668	494,102

Net increase (decrease) in cash	(46)	(8,625)

Cash, beginning of period	46	8,671

Cash, end of period	$-	$46

Noncash Transactions:

Issuance of common stock in payment of notes payable	$220,000	$-

Issuance of common stock in payment toward accounts payable	$-	$15,000

Issuance of common stock as collateral on note payable	$-	$400,000

Issuance of common stock for redemption of Preferred Series A Stock plus interest and dividends	$-	$264,008

Issuance of common stock as debt financing fees	$-	$37,002

Write-off of accounts payable and accrued expenses	$-	$470,501

Issuance of common stock as interest	$94,921	$74,075

Issuance of common stock in equity investment	$-	$20,000

Cancellation of common stock for loan collateral	$(400,000)	$-

See notes to consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND OPERATIONS

Rotate Black, Inc. (Company) was incorporated in Nevada on August 2, 2006. The Company develops, operates and manages gaming and related properties. On April 1, 2010, the Company commenced operations under the Gulfport Project management agreement.

Gulfport Project

The Company’s primary focus will be the management of a casino resort in Gulfport, Mississippi (“the Gulfport Project”) under the Gulfport Project Management Agreement with the Company’s affiliate, Rotate Black MS, LLC (RBMS), a Mississippi limited liability company. (Note 5)

Other Projects

On December 13, 2011, the Company formed a wholly-owned subsidiary, SlotOne, Inc., to provide slot machines on a participation basis in certain casino locations where the replacement of old equipment can enhance earnings for the gaming location and the Company. To date, the Company has secured an exclusive license agreement with Global Gaming Group, Inc. for the use if its slot games and gaming content. Currently the Company is assimilating these games and its infrastructure into a new Class II gaming platform. Initial testing of the Company’s new state of the art equipment is contemplated in the fall of 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company, its subsidiary RB OK, LLC and its affiliate, RBMS (Note 6).

On February 28, 2015, our board of directors approved, and submitted a proposal to our stockholders for approval of a 1 for 10 reverse split of our common stock (the “Reverse Stock Split”) The Reverse Stock Split was intended to increase the market price of our common stock to make our common stock more attractive to a broader range of institutional and other investors. We filed a Certificate of Change with the Secretary of State of the State of Nevada to effect the Reverse Stock Split on March 12, 2015. Upon the effectiveness of the Reverse Stock Split, every ten shares of issued and outstanding common stock of the Company were automatically combined into one share of common stock with any fractional shares rounded up to the next whole share and the par value of the common stock increased rom $0.001 to $0.01, per share. The Reverse Stock Split reduced the number of outstanding shares of the Company’s common stock from approximately 55.0 million shares to approximately 5.5 million shares. The authorized shares of the Company’s common stock remain at 75,000,000.

Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

Investments in 50% or less owned entities without controlling influence by the Company are accounted for using the equity method. Under the equity method, the Company recognizes its ownership share of the income and losses of the equity entity. Through June 30, 2011, the Company accounted for its investment in RBMS on the equity method (Note 6).

All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts for the prior year have been revised or reclassified to conform to 2014 financial statement presentation.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Management fees earned under a contract to operate and manage casino projects are recognized pursuant to terms of the agreement. For the years ended June 30, 2014 and 2013, the Company had no revenue.

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Common stock equivalents are valued using the Black-Scholes model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Although there were common stock equivalents outstanding as of June 30, 2014 and June 30, 2013, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.

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

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtropi 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in aggregate, raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $37,430,414 and negative working capital of $17,739,046 as of June 30, 2014 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

As of June 30, 2014, and June 30, 2013, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS. As a result, the consolidated financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

5. GULFPORT CASINO HOTEL PROJECT (HEMINGWAY RESORT AND CASINO)

Pursuant to the new regulatory requirements imposed by Mississippi Gaming Commission, the Company amended its project plans to a 250,000 square-foot land-based casino featuring gaming, restaurants, bars, and support space, as well as an adjacent 300-room four-star hotel. Subject to obtaining the necessary financing (Note 17), the Company expects the completion and grand opening of the Project in Fall 2016. When completed, the $170 million project will feature:

●	Casino – approximately 53,000 square feet of gaming space, including 1,388 slot machines, 33 table games, including blackjack, craps, roulette, and pai-gow;

●	Hotel – a 300-room four star hotel including 40 suites and 260 traditional rooms;

●	Food and Beverage – 3 distinctive and diverse dining options, including a 120-seat steakhouse, a 240-seat buffet, and a casual dining café;

●	Bars – 3 bars, including a Hemingway Bar featuring views of the marina and outdoor seating; and

●	Parking – a parking garage and lot that can accommodate approximately 1,200 vehicles.

On November 12, 2014, the Company entered into an exclusive engagement agreement with a financial advisor for the seeking, arranging, negotiating and general advising of the Company with respect to the placement, in one or a series of transactions, of debt and/or equity securities for the purpose of funding the development of the Hemingway Resort and Casino. Consideration for the services under this agreement include a contingent placement fee equal to 3% of the principal amount of any first lien debt and 6% of any subordinated debt or equity like portion.

The financing of this $170 million project is contemplated to include:

●	$115,000,000 of Senior Secured Notes
●	$25,000,000 of Vendor Finance
●	$25,000,000 of New Rotate Black, Inc. Equity
●	$5,000,000 Equity invested to Date

Rotate Black, Inc.’s equity investment is contemplated to come from the sale of $25.8 Million of Rotate Black, Inc. Senior Notes. (Note 17)

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

As of June 30, 2014, and June 30, 2013, Management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS. As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

Ground Lease

RBMS has entered into one of two necessary ground leases with regard to the site. It is currently a party to a ninety-nine (99) year ground lease (the “Private Lease”) for approximately five (5) acres of land in Gulfport located in the Bert Jones Yacht Basin. RBMS anticipates entering into a fifty-nine (59) year ground lease with the Gulfport Redevelopment Commission for approximately four and one-half (4.5) acres of adjacent and contiguous land (the “GRC Lease”). The GRC Lease will allow RBMS to control more than the minimum seven (7) acres of contiguous land required to have a gaming eligible site in Gulfport, Mississippi.

●	Private Lease – The Private Lease provides that the Company will pay a percentage rent with a minimum rent guarantee. The percentage rent is equal to four percent (4%) of the gross gaming revenues (as defined in the Private Lease). The minimum rent guarantee is $110,000 per month with an annual consumer price index adjustment of the minimum rent on the annual anniversary of the Private Lease.

●	GRC Lease – The current proposed terms for the GRC Lease call for the Company to pay an initial base rent of $50,000 to the GRC upon commencement of construction of the initial gaming operations. After commencement of the gaming operations, it is anticipated that the rent payable to the GRC will be a percentage rent with a minimum rent guarantee. The rent is anticipated to be equal to one percent (1%) of the gross gaming revenues, and the current proposed minimum rent guarantee will be $600,000 per annum. There can be no assurance that the GRC will grant a lease to RBMS or on these terms.

7. THE BIG EASY GAMING VESSEL

On June 10, 2010, the Company purchased The Big Easy, a gaming vessel for the Gulfport Project, for an aggregate purchase price of $4,264,500, payable: (a) by issuance of a secured note payable to the seller of $2,975,000 (the Secured Note), (b) issuance of an unsecured note payable to the seller of $600,000 (Unsecured Note), fees of $414,500 and cash of $275,000. The gaming vessel collateralized the Secured Notes and both notes are guaranteed by an officer of the Company. The Secured Note was payable on June 11, 2011 and bears interest at 14.5%, per annum, payable $35,000, per month, commencing June 11, 2010. The Unsecured Note bears interest at 14.5%, per annum, and is payable monthly, in an amount equal to 2% of the monthly gross gaming revenue generated from operations, as defined, until June 2012 when all principal and interest are due. Since September 17, 2010, both notes have been deferred and the interest rate was increased to 20%, per annum.

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable consented; (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013. The Company has not repaid the principal and accrued interest by the dates stipulated in the extension and is currently in default. As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of June 30, 2014 and June 30, 2013.

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

The Agreement is subject to the order of approval by the US Bankruptcy Court, Southern District of Florida, West Palm Division with regard to the Guarantor and will become effective upon the first business day of RBMS’s closing on primary equity and debt financing for not less than $100,000,000 for the design, construction and opening of a casino resort in Gulfport, MS. Pursuant to the terms of the Agreement, upon closing, the Company shall deliver to the Trustee 250,000 shares of Series B Subordinated Participating Preferred Stock in Rotate Black. These Series B Preferred shares will be fully redeemed through payments to the Trustee totaling $5,000,000 and will be determined as a percentage of the Company’s gross cash receipts each year, as defined. The payments will be due on a monthly basis. The Series B shares will be subordinated to a maximum of $2,500,000 of Series A Preferred shares. The Series B are fully redeemable by the Company in part or in full based upon a schedule whereby the balance will be adjusted; (1) within the first three months of the closing to $2,000,000; (2) within the first 15 months of closing to $2,500,000; (3) within the first 27 months of closing to $3,000,000; (4) within the first 39 months of closing to $3,500,000; (5) within the first 51 months of closing to $4,000,000; and (5) after 51 but before 59 months of closing the Company is obligated to pay $5,000,000. If the Series B Preferred is not redeemed on an accelerated basis or in accordance with the terms of the Agreement, the Company shall pay the Trustee the sum of $5,000,000, plus 12% interest, per annum, over the five years, with default provisions as defined.

8. LAND PURCHASE DEPOSIT

On May 26, 2009, the Company entered into an agreement to acquire real property in Sullivan County, New York. The purchase price for the property was 140,983 shares of common stock of the Company, $1,750,000 in cash on escrow and $1,750,000 in cash upon closing. On May 11, 2009, the Company issued 63,074 shares of common stock and Rotate Black, LLC transferred, on behalf of the Company, 77,909 shares of the Company’s common stock to the seller, both being held in escrow, as a deposit under the agreement. The shares were valued at $7,049,142, $50.00, per share. In October 2009, the Company issued 77,909 shares of common stock to Rotate Black, LLC as repayment of the advance.

On November 9, 2009, March 16, 2010 and May 21, 2010, the Company issued 7,000 (valued at $350,000, $50.00, per share), 20,861 (valued at $521,532, $25.00, per share) and 50,000 (valued at $550,000 $11.00, per share) shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement.

The Company has evaluated the fair value of the land deposit and has determined that the acreage of land has a fair value in excess of the book value of the deposit recorded, however, the value of the 218,844 shares of the common stock of the Company provided as a deposit on the land is in excess of its fair value and, therefore, has recorded a loss on impairment of the land purchase deposit of $8,032,986 as of June 30, 2012.

As of June 30, 2014, the Company has evaluated the fair value of the land deposit and has determined that the book value of the deposit recorded is in excess fair value and has recorded an impairment loss of $328,266.

11. LOANS PAYABLE – STOCKHOLDERS

Loans payable – stockholders consists of advances made by the certain stockholders of the Company and an officer of the Company through a limited liability entity owned by him, and are payable on demand.

12. EMPLOYMENT AGREEMENT

Commencing July 3, 2013, the Company entered into an agreement with its Chief Financial Officer for a term of twelve months and extended on a month-to-month basis, subject to earlier termination or renewable upon mutually agreed terms. Compensation for the officer will be accrued at $5,000, per month, and will not be paid until the earlier that the Company has successfully raised a minimum of $500,000 in working capital for its own operations or the Company has sufficient excess cash reserves to enable payment. Upon signing the agreement, the officer was issued 100,000 shares of common stock as a signing bonus and is entitled to receive 1,000 additional shares of the Company’s common stock for each month of service provided, issued quarterly.

13. CONVERTIBLE AND PROMISSORY NOTES

Beginning on May 1, 2012 and continuing through June 30, 2014, the Company issued an aggregate of $999,890 in two-year, 10% convertible promissory notes. The notes are convertible into the Company’s common stock as defined at $0.90 a share. There is a total of $779,890 in convertible notes outstanding as of June 30, 2014.

In December 2014 the Company changed the exchange price on the convertible promissory notes and warrant to $0.90 (in effect with the reverse stock split).

The convertible note holders were also issued a five year common stock purchase warrant for the purchase of up to 517,337 shares of the Company’s common stock, at a price per share of $0.90, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory notes payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability. The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value. For the years ended June 30, 2014 and 2013, the Company recorded a gain on change of fair market value of $1,865,078 and $31,159, respectively.

The Company calculates the value of the conversion features using upon the Black Scholes model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.

Warrants

As part of the issuance of the convertible debentures, the Company recorded a liability for the issuance of detachable warrants. Although such warrants are typically considered equity instruments, the warrant agreement allows for resets of the conversion price based upon subsequent financings, therefore the warrant issuance was deemed a liability for financial reporting purposes under the accounting guidance.

The warrants were valued using a Black-Scholes Model with the stock price on day of grant, the risk free interest rate and the expected volatility. This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.

As of June 30, 2014 and June 30, 2013, the 10% Convertible Notes Payable were as follows:

	June 30, 2014	June 30, 2013

10% Convertible Promissory Note Payable	$779,890	$328,015
Less:
Beneficial Conversion Feature Discount	$(50,630)	$(69,642)
Warrant Discount	$(461,721)	$(91,809)

10% Convertible Promissory Note Payable - Net	$267,539	$166,564

For the years ended June 30, 2014 and 2013 respectively, the Company recorded $1,396,435 and $162,746 for amortization of the beneficial conversion feature and discount.

On September 6, 2012, the Company received $65,000 in loan proceeds. A promissory note was issued in the amount of $121,000, which includes interest payments of $56,000. In addition, 18,500 shares of common stock were issued as additional interest. Pursuant to the terms of the note, if the promissory note is not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan. As of the date of the accompanying consolidated financial statements, no payments have been made on the promissory note.

14. COMMON AND PREFERRED STOCK

In 2014 the Company issued:

The Company issued 20,000 shares of common stock for legal services valued at $1.00 per share.

The Company issued an aggregate of 222,000 shares of common stock as officer compensation valued at $144,000.

The Company issued an aggregate of 294,939 shares of common stock for were issued for the conversion of 10% Convertible Promissory Notes and accrued interest valued at $294,921.

The Company issued an aggregate of 68,333 shares of common stock in consideration of notes payable valued at $136,667.

The Company issued 32,500 shares of common stock as additional consideration to note holders.

The Company issued an aggregate of 94,533 shares of common stock for consulting services valued at an aggregate of $179,067.

The Company issued 10,000 shares of common stock for interest valued at $20,000.

The Company issued 4,485 shares of common stock for the exercise of cashless warrants.

In 2013 the Company issued:

The Company issued an aggregate of 270,000 shares of common stock for legal services valued at $300,000.

The Company issued an aggregate of 280,000 shares of common stock as officer compensation valued at $560,000.

The Company issued an aggregate of 403,039 shares of common stock for the conversion of Series A Preferred Stock valued at $264,008

The Company issued 8,000 shares of common stock to a board member for services rendered valued at $16,000.

The Company issued 10,000 shares of common stock in payment of accounts payable valued at $15,000.

The Company issued 18,500 shares of common stock in consideration of notes payable valued at $37,000.

The Company issued 2,000 shares of common stock for consulting services valued at $4,000.

The Company issued an aggregate of 15,465 shares of common stock for financing costs.

The Company sold an aggregate of 30,000 shares of common stock valued at $30,000.

RBMS Equity

RBMS equity consists of 68,488 Series B Common Units and 16,075 warrants to purchase B Common Units. $1,925,000 in Units were sold for cash from 2010 through 2012 and $550,000 in Units were issued for services rendered to the Company. Pursuant to these transactions Series A Preferred Unit holders converted into Common B Units.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years. As of June 30, 2014 and June 30, 2013 no options were granted under the Plan.

Preferred Stock

At June 30, 2014 and 2013 the Company has 5,000,000 shares of Preferred Stock authorized which has no designation.

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

As of June 30, 2011 the Company sold 190 Series A shares with 95,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $4.00, per share, for five years. As of June 30, 2013, none of the warrants have been exercised.

The fair value of the 95,000 detachable warrants sold with the Series A for an aggregate of $190,000, was valued at $91,500 and recorded as additional paid-in capital using a Black Scholes Option Pricing Model using the stock price on day of grant, $1.90, per share, the risk free interest rate of 1.48% and the expected volatility of 81.13%.

Since the Series A embodies an obligation to repurchase the issuer’s equity shares in response to a triggering event, as defined, the Company classified the Series A Preferred Stock as a liability in accordance with guidance under ASC 480-10-65.

As of June 30, 2013, all of the 190 shares of Series A Preferred Stock, including accrued interest, dividends and fees, have been converted to an aggregate of 403,039 shares of the Company’s common stock.

During the years ended June 30, 2014 and 2013 there were no issuances of Preferred Stock.

Warrants

As of June 30, 2014, the Company has the following warrants outstanding.

	Warrants Issued	Exercise Price	Term
Series A warrants	95,000	$0.90	5 years
10% Convertible Promissory Notes Payable	517,337	$0.90	5 years
Officers and Affiliates	128,000	$0.90	5 years
Investment Banker Fees	17,730	$0.90	5 years
Total	758,067

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

On February 19, 2013 the Company agreed to engage a non-exclusive placement agent in connection with the possible private placement of equity, equity-linked or debt securities in connection with the financing of the Gulfport casino hotel project (“Agreement”). On November 6, 2014, the Company terminated this agreement and agreed to a success-based fee of up to $250,000 contingent upon the close of the Gulfport transaction.

On November 12, 2014, the Company agreed to engage an exclusive financial advisor and placement agent in connection with the possible private placement of equity, equity-linked or debt securities in connection with the financing of the Gulfport casino hotel project (“Agreement”). The Agreement is for an initial term of twelve months and the scope of the engagement agreement calls for a nonrefundable transaction fee, as defined, equal to the sum of (i) 3.00% of the aggregate principal amount of all unsecured, non-senior, second lien or subordinated debt securities, senior notes, capital leases, operating eases and/or bank debt raised or committed from a financing partner introduced to the Company by the agent and (ii) 6.00% of the aggregate amount of all equity and equity-linked securities, as defined, placed or committed from a financing partner introduced to the Company by the agent. The transaction fee shall be subject to an aggregate minimum fee of $1,500,000 provided that the project is financed or the Company enters into an agreement whereby there is change of control.

Litigation

On February 23, 2010, a Complaint was filed in the Third Judicial District Court of the State of Nevada in and For the County of Lyon against the Company, RBL, and others in the amount of $5,000,000 pursuant to the termination of a development agreement for the Dayton Project. On July 16, 2010, the Company and Defendants filed an answer and counterclaim. A default Judgment was filed in the Third Judicial District Court of the State of Nevada In and For the County of Lyon on August 8, 2011 against the Company, Rotate Black, LLC, two officers of the Company. On June 6, 2012, the Company filed a Motion for Leave to Seek District Court’s Correction of Clerical Error Appearing on the Face of the Judgment, Subject Matter of Current Appeal in the Supreme Court of the State of Nevada. On June 7, 2012 the Company was notified that the Nevada Supreme Court would hear its appeals to the default judgment. On September 14, 2014 the Supreme Court upheld the default, but overturned the default judgment and remanded the case back down to the District Court. The Company will continue to vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter.

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

16. INCOME TAXES

The Company and its subsidiaries file separate tax returns. As of June 30, 2014, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $16,640,000 to reduce future Federal and state taxable income through 2034.

	2014		2013

Impairment of intangible asset		$125,000		$-
Write-off of investment in joint venture, intangible assets and deferred expenses		-		180,000
Net operating loss		785,000		710,000

		910,000		890,000
Allowance		(910,000)		(890,000)
	$	None	$	None

As of June 30, 2014, realization of the Company’s deferred tax asset of $12,953,825 was not considered more likely than not and, accordingly, a valuation allowance of $12,953,825 has been provided. There was an increase of $910,000 in the valuation allowance.

For the years ended June 30, 2014 and 2013, deferred income tax expense consisted of the following:

	2014		2013

Impairment of intangible asset		$5,974,525		$5,749,525
Write-off of investment in joint venture, intangible assets and deferred expenses		565,000		565,000
Other		29,300		29,300
Net operating loss		6,485,000		5,700,000

		12,953,825		12,043,825
Valuation allowance		(12,953,825)		(12,043,825)
	$	None	$	None

17. SUBSEQUENT EVENTS

Common Stock

In August and November 2014, the Company issued 132,814 shares of common stock at $0.90, per share for the conversion of $119,712 of 10% Convertible Promissory Notes.

From July 2014 to February 2015 the Company issued an aggregate of 8,000 shares of common stock as compensation to an employee valued at $0.90.

In November and December 2014, the Company issued an aggregate 59,000 shares of common stock at $0.90, per share for consulting services.

Convertible Notes and Warrants

On July 1, 2014 and August 28, 2014, the Company sold a combined $65,000 of the nine month 8% convertible promissory notes. As of the date of the consolidated financial statements, the Company repaid both notes in full.

Beginning on October 7, 2014 and continuing through March 1, 2015, the Company issued an aggregate of $378,800 in two-year, 10% convertible promissory notes. The notes are convertible into the Company’s common stock at $0.90 a share. Warrants to purchase an aggregate of 354,667 shares of the Company’s common stock were issued in conjunction with these financings.

Financing

On November 12, 2014, the Company entered into an exclusive engagement agreement with a financial advisor for the seeking, arranging, negotiating and general advising of the Company with respect to the placement, in one or a series of transactions, of debt and/or equity securities for the purpose of funding the development of the Hemingway Resort and Casino. Consideration for the services under this agreement include a contingent placement fee equal to 3% of the principal amount of any first lien debt and 6% of any subordinated debt or equity like portion.

The total financing of this project is contemplated to be $170 million and is anticipated to structured in the following way:

●	$115,000,000 of Senior Secured Notes

●	$25,000,000 of Vendor Finance

●	$25,000,000 of New Rotate Black, Inc. Equity

●	$5,000,000 of Equity invested to Date

Rotate Black, Inc.’s equity investment is contemplated to come from the direct sale of $25.8 Million of Rotate Black, Inc. Senior Notes.

