Form 10-Q
period 2014-09-30
ROTATE BLACK INC
filed 2015-04-23
CIK 1020477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 126.2 of the Exchange Act). Yes [  ] No [X]

The number of shares of common stock outstanding as of April 16, 2015 is 6,117,698.

ROTATE BLACK, INC. AND SUBSIDIARY

2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ROTATE BLACK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30. 2014	June 30, 2014
	(Unaudited)

ASSETS
Current Assets
Cash	$79	$-
Prepaid expenses	4,167	8,616

Total current assets	4,246	8,616

Deferred development costs - Gulfport Project	3,459,212	3,459,212
Land purchase deposit	109,422	109,422
Deferred casino ground lease rent	3,544,541	3,165,468
Deferred development costs - SlotOne - Project	17,500	12,500
Security deposit	3,600	3,600

TOTAL ASSETS	$7,138,521	$6,758,818

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,607,537	$4,563,200
Accrued salaries	1,915,328	1,781,636
Accrued ground lease rent	3,544,541	3,165,468
Note payable	121,000	121,000
Loans payable - stockholders	232,274	241,943
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	4,711,933	4,299,415

Total current liabilities	18,707,613	17,747,662

10% Convertible promissory notes payable	785,890	779,890
Discount on 10% convertible notes payable	(478,645)	(512,351)
Beneficial conversion feature	142,195	42,738
Warrant liability	93,793	144,387

TOTAL LIABILITIES	19,250,846	18,202,326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock, $0.01 par value, 75,000,000 shares authorized; 5,419,141 and 5,316,684 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	54,192	53,167

Class B Preferred Stock Units, $0.001 par value, 84,563 and 68,488 Units authorized, issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	2,635,750	2,475,000

Additional paid-in-capital	23,549,925	23,458,739

Accumulated deficit	(34,586,757)	(33,930,034)

Noncontrolling Interest	(3,765,435)	(3,500,380)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(12,112,325)	(11,443,508)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$7,138,521	$6,758,818

See notes to consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2014	2013

Revenue	$-	$-

Operating expenses
Accrued salary expense	149,596	149,327
Stock based compensation	183,341	26,000
General and administrative expenses	70,339	100,979
Change in fair value of conversion feature	(43,537)	265,772
Amortization of beneficial conversion feature and discount	126,107	171,660
Interest expense	435,932	345,022

Total expenses	921,778	1,058,760

Net Loss	$(921,778)	$(1,058,760)

Net Loss Attributable to Noncontrolling Interest	265,055	182,057

Net Loss Attributable to Stockholders	$(656,723)	$(876,703)

Basic and diluted net loss per common share	$(0.17)	$(0.23)

Basic and diluted average common shares outstanding	5,380,375	4,601,324

See notes to consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(921,778)	$(1,058,760)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation	163,450	26,000
Stock issued for notes payable incentive consideration	19,891	-
Stock for interest	10,620	4,393
Depreciation and amortization	-	520
Amortization and changes in beneficial conversion feature and warrant liability	48,863	503,130
Changes in assets and liabilities:
Prepaid expenses	4,449	2,149
Accounts payable and accrued expenses	557,102	144,731
Accrued interest on mortgage and notes payable	412,518	335,599

Net cash provided by operating activities	295,115	(42,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred development costs - Gulfport Project	-	(12,153)
Deferred casino ground lease rent	(379,073)	-
Deferred development costs - SlotOne Project	(5,000)	-

Net cash used in investing activities	(384,073)	(12,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes payable	65,000	110,000
Discount on 10% convertible promissory notes payable	33,706	(65,697)
Increase (decrease) in loans payable - stockholders	(9,669)	10,403

Net cash provided by financing activities	89,037	54,706

Net increase (decrease) in cash	79	315

Cash, beginning of period	-	46

Cash, end of period	$79	$361

Noncash Transactions:

Issuance of common stock for compensation, legal and consulting services	$163,450	$26,000

Issuance of common stock in payment of notes payable	$59,000	$41,000

Issuance of common stock for note payable incentive consideration	$19,891	$-

Issuance of common stock as interest	$10,620	$4,393

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s management discussion and analysis in Item 2 of this report and in the Company’s Form 10-K for the year ended June 30, 2014. Interim results are not necessarily indicative of the results for a full year.

Consolidated Financial Statements

The accompanying consolidated financial statements include all of the accounts of the Company, its subsidiary RB OK, LLC and its affiliate, RBMS (Note 6).

On February 28, 2015, our board of directors approved, and submitted a proposal to our stockholders for approval of a 1 for 10 reverse split of our common stock (the “Reverse Stock Split”) The Reverse Stock Split was intended to increase the market price of our common stock to make our common stock more attractive to a broader range of institutional and other investors. We filed a Certificate of Change with the Secretary of State of the State of Nevada to affect the Reverse Stock Split on March 12, 2015. Upon the effectiveness of the Reverse Stock Split, every ten shares of issued and outstanding common stock of the Company were automatically combined into one share of common stock with any fractional shares rounded up to the next whole share and the par value of the common stock increased from $0.001 to $0.01, per share. The Reverse Stock Split reduced the number of outstanding shares of the Company’s common stock from approximately 55.0 million shares to approximately 5.5 million shares. The authorized shares of the Company’s common stock remain at 75,000,000.

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

Beneficial Conversion Charge

The intrinsic value of the beneficial conversion feature arising from the issuance of convertible notes payable with conversion rights that are in the money at the commitment date is recorded as debt discount and amortized to interest expense over the term of the note. The intrinsic value of a beneficial conversion feature is determined after initially allocating an appropriate portion of the proceeds received from the sale of the note to any detachable instruments, such as warrants, included in the sale based on relative fair values.

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

Share-Based Compensation

The Company recognizes compensation expense for all share-based payment awards made to employees, directors and others based on the estimated fair values on the date of the grant. Common stock equivalents are valued using the Black-Scholes Option Pricing Model using the market price of our common stock on the date of valuation, an expected dividend yield of zero, the remaining period or maturity date of the common stock equivalent and the expected volatility of our common stock.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Although there were common stock equivalents outstanding as of September 30, 2014 and September 30, 2013, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.

Leases

Rent expense is recognized on the straight-line basis over the term of the lease.

Recent Accounting Pronouncements

In August 2014, FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing interim and annual financial statements, management should evaluate whether conditions or events, in aggregate, raise substantial doubt about an entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, and, if applicable, whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3. GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $38,352,192 and negative working capital of $18,703,367 as of September 30, 2014 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

 The Company’s plan is to commence management fees from the Gulfport Project Management Agreement and other future sources of revenue. Until these occur in sufficient amounts, the Company plans to sell unregistered stock to accredited investors.

4. RBMS MANAGEMENT AGREEMENT

On October 27, 2010, RBMS and the Company, as manager, entered into a management agreement, effective as of April 1, 2010 for a period of 99 years. The Company, as manager, would manage all of the operations of the gaming facility. The management fee will be payable; (1) $200,000, per month, (2) then upon commencement of the gaming operations, $250,000, per month, and (3) then achieving certain earnings, as defined, $300,000, per month. The manager is entitled to appoint two directors of the five directors on the RBMS Board of Directors.

In December 2013, the Company agreed to amend its management agreement with RBMS to facilitate the equity financing for the Gulfport Project and is in the process of negotiating the final terms of this agreement.

As of September 30, 2014, and June 30, 2014, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS. As a result, the consolidated financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

5. GULFPORT CASINO HOTEL PROJECT (HEMINGWAY RESORT AND CASINO)

Pursuant to the new regulatory requirements imposed by the Mississippi Gaming Commission, the Company amended its project plans to a 250,000 square-foot land-based casino featuring gaming, restaurants, bars, and support space, as well as an adjacent 300-room four-star hotel. Subject to obtaining the necessary financing (Note 15), the Company expects the completion and grand opening of the Project in fall 2016. When completed, the $170 million project will feature:

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

Rotate Black, Inc.’s equity investment is contemplated to come from the sale of $25.8 Million of Rotate Black, Inc. Senior Notes. (Note 15)

6. INVESTMENT IN RBMS

Upon formation of RBMS and the commencement of the management agreement, the Company, RBL and an officer of the Company owned an aggregate 46.6% of the voting interests of RBMS and the remaining units were sold to outside investors. Through June 30, 2011, the Company accounted for its investment in RBMS on the equity method in accordance with ASC 810-10; as it did not meet all the requirements of a variable interest entity to consolidate; the outside equity investors were not protected from the losses of the entity nor were they guaranteed a return by the legal entity; the outside equity investors expected residual returns that were not capped by any arrangements or documents with other holders; and the percent of ownership was expected to be diluted by future financing of RBMS.

Commencing June 30, 2012, and through September 30, 2014, management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS. As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

Ground Lease

RBMS has entered into one of two necessary ground leases with regard to the Gulfport Casino Hotel site. It is currently a party to a ninety-nine (99) year ground lease (the “Private Lease”) for approximately five (5) acres of land in Gulfport located in the Bert Jones Yacht Basin. RBMS anticipates entering into a fifty-nine (59) year ground lease with the Gulfport Redevelopment Commission for approximately four and one-half (4.5) acres of adjacent and contiguous land (the “GRC Lease”). The GRC Lease will allow RBMS to control more than the minimum seven (7) acres of contiguous land required to have a gaming eligible site in Gulfport, Mississippi.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable consented; (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013. The Company has not repaid the principal and accrued interest by the dates stipulated in the extension and is currently in default. As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of September 30, 2014 and June 30, 2014.

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

The Agreement is subject to the order of approval by the US Bankruptcy Court, Southern District of Florida, West Palm Division with regard to the Guarantor and will become effective upon the first business day of RBMS’s closing on primary equity and debt financing for not less than $100,000,000 for the design, construction and opening of a casino resort in Gulfport, MS. Pursuant to the terms of the Agreement, upon closing, the Company shall deliver to the Trustee 250,000 shares of newly authorized Series B Subordinated Participating Preferred Stock in Rotate Black. These Series B Preferred shares will be fully redeemed through payments to the Trustee totaling $5,000,000 and will be determined as a percentage of the Company’s gross cash receipts each year, as defined. The payments will be due on a monthly basis. The Series B shares will be subordinated to a maximum of $2,500,000 of Series A Preferred shares. The Series B are fully redeemable by the Company in part or in full based upon a schedule whereby the balance will be adjusted; (1) within the first three months of the closing to $2,000,000; (2) within the first 15 months of closing to $2,500,000; (3) within the first 27 months of closing to $3,000,000; (4) within the first 39 months of closing to $3,500,000; (5) within the first 51 months of closing to $4,000,000; and (5) after 51 but before 59 months of closing the Company is obligated to pay $5,000,000. If the Series B Preferred is not redeemed on an accelerated basis or in accordance with the terms of the Agreement, the Company shall pay the Trustee the sum of $5,000,000, plus 12% interest, per annum, over the five years, with default provisions as defined.

8. LAND PURCHASE DEPOSIT

On May 26, 2009, the Company entered into an agreement to acquire real property in Sullivan County, New York. The purchase price for the property was 140,983 shares of common stock of the Company, $1,750,000 in cash on escrow and $1,750,000 in cash upon closing. On May 11, 2009, the Company issued 63,074 shares of common stock and Rotate Black, LLC transferred, on behalf of the Company, 77,909 shares of the Company’s common stock to the seller, both being held in escrow, as a deposit under the agreement for the first right to purchase the real property. The shares were valued at $7,049,142, $50.00, per share. In October 2009, the Company issued 77,909 shares of common stock to Rotate Black, LLC as repayment of the advance.

On November 9, 2009, March 16, 2010 and May 21, 2010, the Company issued 7,000 (valued at $350,000, $50.00, per share), 20,861 (valued at $521,532, $25.00, per share) and 50,000 (valued at $550,000 $11.00, per share) shares of common stock in satisfaction of anti-dilution rights of the land purchase agreement.

The Company has evaluated the fair value of the land deposit and has determined that the acreage of land has a fair value in excess of the book value of the deposit recorded, however, the value of the 218,844 shares of the common stock of the Company provided as a deposit on the land is in excess of its fair value and, therefore, has recorded a loss on impairment of the land purchase deposit of $8, 361,252 as of June 30, 2014.

9. LOANS PAYABLE – STOCKHOLDERS

Loans payable – stockholders consists of advances made by the certain stockholders of the Company and an officer of the Company through a limited liability entity owned by him, and are payable on demand.

10. EMPLOYMENT AGREEMENT

Commencing July 3, 2013, the Company entered into an agreement with its Chief Financial Officer for a term of twelve months subject to earlier termination or renewable upon mutually agreed terms which has been extended on a month-to-month basis. Compensation for the officer is accrued at $5,000, per month, and will not be paid until the earlier that the Company has successfully raised a minimum of $500,000 in working capital for its own operations or the Company has sufficient excess cash reserves to enable payment. Upon signing the agreement, the officer was issued 100,000 shares of common stock as a signing bonus and is entitled to receive 1,000 additional shares of the Company’s common stock for each month of service provided, issued quarterly.

11. CONVERTIBLE AND PROMISSORY NOTES

On each of July 1, 2014, and on August 28, 2014, the Company sold $32,500, of the nine month 8% convertible promissory notes. The notes can be converted at the variable conversion price, as defined, beginning on the date that is 180 days following the date of the note and thereafter at any time until the note is fully paid. If at any time when the notes are issued and outstanding, the Company issues or sells shares of common stock for no consideration or for a consideration per share less than the conversion price, as defined, in effect on the date of the issuance, then the conversion price will be reduced to that amount.

In December 2014 and February 2015, these notes were repaid.

From May 1, 2012 and continuing through September 30, 2014, the Company issued an aggregate of $999,890 in two-year, 10% convertible promissory notes and $65,000 in 8% convertible promissory notes. The notes are convertible into the Company’s common stock as defined at $0.90 a share. There is a total of $785,890 in convertible notes outstanding as of September 30, 2014.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory notes payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability. The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value. For the years three months ended September 30, 2014 and 2013, the Company recorded a (gain)/expense on change of fair market value of ($43,537) and $265,772, respectively.

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

As of September 30, 2014 and June 30, 2014, the Convertible Notes Payable were as follows:

	September 30, 2014	June 30, 2014

10% Convertible Promissory Note Payable	$720,890	$779,890
8% Convertible Promissory Note Payable	$65,000	$-
Less:
Beneficial Conversion Feature Discount	$(86,776)	$(50,630)
Warrant Discount	$(391,869)	$(461,721)

10% Convertible Promissory Note Payable - Net	$307,245	$267,539

For the three months ended September 30, 2014 and 2013 respectively, the Company recorded $126,107 and $171,660 as amortization of the beneficial conversion feature and discount.

On September 6, 2012, the Company received $65,000 in loan proceeds. A promissory note was issued in the amount of $121,000, which includes interest payments of $56,000. In addition, 18,500 shares of common stock were issued as additional interest. Pursuant to the terms of the note, if the promissory note was not repaid by May 20, 2013 the Company is to use its best efforts to liquidate shares of its common stock to repay the loan. As of the date of the accompanying consolidated financial statements, no payments have been made on the promissory note.

12. COMMON AND PREFERRED STOCK

In July, August and September 2014, the Company issued an aggregate of 3,000 shares of common stock, at $0.50, per share, as officer compensation valued at $1,500.

On August 3, 2014, the Company issued 99,457 shares of common stock for were issued for the conversion of 10% Convertible Promissory Notes, note payable incentive consideration and accrued interest valued at $89,511.

As of June 30, 2014, the Company issued:

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

RBMS Equity

RBMS equity consists of 84,563 Series B Common Units and 24,936 warrants to purchase B Common Units. $1,925,000 in Units were sold for cash from 2010 through 2012 and $550,000 in Units were issued for services rendered to the Company. Pursuant to these transactions Series A Preferred Unit holders converted into Common B Units.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years. As of September 30, 2014 and June 30, 2014 no options were granted under the Plan.

Preferred Stock

At September 30, 2014, June 30, 2014 and 2013 the Company has 5,000,000 shares of Preferred Stock authorized, which has no designation.

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

As of June 30, 2011 the Company sold 190 Series A shares with 95,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $4.00, per share, for five years. As of September 30, 2014 and June 30, 2014, none of the warrants have been exercised.

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

Warrants

As of September 30, 2014, the Company has the following warrants outstanding.

	Warrants Issued	Exercise Price	Term
Series A warrants	95,000	$0.90	5 years
10% Convertible Promissory Notes Payable	517,337	$0.90	5 years
Officers and Affiliates	128,000	$0.90	5 years
Investment Banker Fees	17,730	$0.90	5 years
Total	758,067

13. COMMITMENTS AND CONTINGENCIES

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

On January 18, 2012, an investment banker filed a civil lawsuit against the Company in the Circuit Court of Harrison County, Mississippi, First Judicial District, alleging breach of a fee letter agreement in the amount of $150,000, plus attorney’s fees and costs. The Plaintiff filed a motion for summary judgment on November 21, 2013, which was heard on January 9, 2014, whereupon the motion was granted with regard to the Company’s liability for $25,000. The Court has not entered an order confirming its ruling and has not reached a determination as to the Company’s liability on the remaining $125,000. The Company will vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter. As of September 30, 2014 and June 30, 2014, the Company has an accrued liability of $150,000 against the claim.

14. INCOME TAXES

The Company and its subsidiaries file separate tax returns. As of September 30, 2014 and June 30, 2014, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

15. SUBSEQUENT EVENTS

Common Stock

In October 2014, the Company issued 44,000 shares of common stock for consulting services.

In November 2014, the Company issued 33,557 shares of common stock for the conversion of $30,201 of a 10% Convertible Promissory Note and accrued interest.

In December 2015, the Company issued 15,000 shares of common stock for consulting services.

In December 2015, the Company issued an aggregate of 600,000 shares of common stock for compensation to two officers of the Company.

In October, November and December, 2014 the Company issued an aggregate of 3,000 shares of common stock for compensation to an officer of the Company.

In January, February and March, 2015 the Company issued an aggregate of 3,000 shares of common stock for compensation to an officer of the Company.

Convertible Notes and Warrants

From October 7, 2014 and continuing through March 19, 2015, the Company issued an aggregate of $439,300 in two-year, 10% convertible promissory notes, as follows:

On October 7, 2014, the Company sold $6,000, of the two-year 10% convertible promissory notes. Warrants to purchase an aggregate of 6,000 shares of the Company’s common stock were issued in conjunction with these financings. The note can be converted at a price of $0.90 a share from the closing date and thereafter at any time until the note is fully paid.

On October 17, 2014, the Company sold $7,800, of the two-year 10% convertible promissory notes. Warrants to purchase an aggregate of 8,667 shares of the Company’s common stock were issued in conjunction with these financings. The note can be converted at a price of $0.90 a share from the closing date and thereafter at any time until the note is fully paid.

On December 2, 2014, the Company sold $300,000, of the two-year 10% convertible promissory notes. Warrants to purchase an aggregate of 330,000 shares of the Company’s common stock were issued in conjunction with these financings. The note can be converted at a price of $0.90 a share from the closing date and thereafter at any time until the note is fully paid.

On January 3, 2015, the Company sold $15,000, of the two-year 10% convertible promissory notes. The note can be converted at a price of $0.90 a share from the closing date and thereafter at any time until the note is fully paid.

On March 1, 2015, the Company sold an aggregate of $50,000, of the two-year 10% convertible promissory notes. The note can be converted at a price of $0.90 a share from the closing date and thereafter at any time until the note is fully paid.

On March 19, 2015, the Company sold an aggregate of $60,500, of the two-year 10% convertible promissory notes. The note can be converted at a price of $0.90 a share from the closing date and thereafter at any time until the note is fully paid.

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

The total financing of this project is contemplated to be $170 million and is anticipated to be structured in the following way:

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

In addition to the risks discussed in Item 1A “Risk Factors” of our Form 10-K, filed with the Securities and Exchange Commission on March 18, 2015, various other risks and uncertainties may affect the operation, performance, development and results of our business and could cause future outcomes to change significantly from those set forth in our forward-looking statements, including the following factors:

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

The total financing of this project is contemplated to be $170 million and is anticipated to be structured in the following way:

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow, which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($656,723) for the three months ended September 30, 2014 and has an accumulated deficit as of September 30, 2014 of $38,352,192.

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

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenue

For the three months periods ended September 30, 2014 and 2013, we had revenues of $0 and $0 respectively. The Company is anticipating management fees associated with the Gulfport project.

Expenses

Our total expenses for the three months ended September 30, 2014, were $921,778 as compared to $1,058,760 for the comparable prior year period. The decrease of $136,982, approximately 13%, can be attributed primarily to decreases in change in fair value of conversion feature of the notes payable, general and administrative expenses and amortization of the beneficial conversion feature offset by increases in interest expense, stock-based compensation expense and accrued salary expense.

General and administrative expenses for the three months ended September 30, 2014, were $70,339 as compared to $100,979 for the comparable prior year period. The decrease of $30,640, approximately 30%, is mainly attributable to decreases in legal and lobbyist fees.

Interest expense for the three months ended September 30, 2014 was $435,932 as compared to $345,022 for the three months ended September 30, 2013. This increase of $90,910, approximately 26% resulted primarily from increases in interest related to the mortgage on the Big Easy Vessel and Promissory Notes in addition to interest on stockholder loans and the convertible promissory notes.

Net loss attributable to stockholders for the three months ended September 30, 2014, was $656,723 as compared to a net loss of $876,703 for the comparable prior year period. The decrease in loss of $219,980, approximately 25%, can be attributed primarily to decreases in the change in fair value of the derivative liability, general and administrative expenses and amortization of the beneficial conversion feature, offset in part, by increases in interest expense, stock-based compensation expense and accrued salary expense.

Liquidity and Capital Resources

As of September 30, 2014, we had negative working capital of $18,703,367 compared to negative working capital of $17,739,046 as of June 30, 2014, and an accumulated deficit of $38,352,192 as of September 30, 2014, and further losses are anticipated.

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

Cash Provided by Operating Activities

Cash flows from operating activities for the three months ended September 30, 2014 was $295,115, as compared to cash flows used in operating activities of ($42,238) for the comparable three months ended September 30, 2013. The increase in the Company’s operating cash flows was $337,353 from the three months ended September 30, 2014 as compared the three months ended September 30, 2013. The Company had not generated revenues from operations for the three months ended September, 2014 or 2013. As a result, cash flows from operations are generated primarily by changes in amounts accrued for operating expenses and stock-based compensation, offset by amortization and changes in fair market value associated with the convertible debt and warrant liability.

Cash Used in Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2014 was $384,073 as compared to $12,153 used in investing activities for the three months ended September 30, 2013. This increase in cash used in investing activities of $371,920 consisted primarily of an increase in deferred casino ground lease rent.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the three months ended September 30, 2014 were $89,037 as compared to $54,706 provided by financing activities for the three months ended September 30, 2013. This increase in cash provided by financing activities of $34,331 consisted primarily of an increase in discounts on notes payable offset by a decreases in the sale of convertible promissory notes and loans payable stockholders.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended September 30, 2014. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

N/A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.:	Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

31.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Rule 13a-14 of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

32.2	Certification of the Chief Financial Officer (principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350*

101.INS	XBRL INSTANCE DOCUMENT+

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT+

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE+

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE+

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE+

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE+

*filed herewith

+submitted herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTATE BLACK, INC.

Date: April 23, 2015	By:	/s/ John Paulsen
John Paulsen, Chairman,
(Principal Executive Officer)

