Form 10-Q
period 2014-12-31
ROTATE BLACK INC
filed 2015-05-12
CIK 1020477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of shares of common stock outstanding as of May 5, 2015 is 6,118,698.

ROTATE BLACK, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(Unaudited)

ASSETS
Current Assets
Cash	$13,610	$-
Prepaid expenses	27,892	8,616

Total current assets	41,502	8,616

Deferred development costs - Gulfport Project	3,461,217	3,459,212
Land purchase deposit	109,422	109,422
Deferred casino ground lease rent	3,929,063	3,165,468
Deferred development costs - SlotOne - Project	20,000	12,500
Security deposit	3,600	3,600

TOTAL ASSETS	$7,564,804	$6,758,818

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,639,479	$4,563,200
Accrued salaries	2,059,456	1,781,636
Accrued ground lease rent	3,929,063	3,165,468
Note payable	121,000	121,000
Loans payable - stockholders	210,676	241,943
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	5,146,185	4,299,415

Total current liabilities	19,680,859	17,747,662

Convertible promissory notes payable	922,190	779,890
Discount on convertible promissory notes payable	(492,470)	(512,351)
Beneficial conversion feature	166,065	42,738
Warrant liability	176,852	144,387

TOTAL LIABILITIES	20,453,496	18,202,326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock, $0.01 par value, 75,000,000 shares authorized; 6,114,698 and 5,316,684 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	61,147	53,167

Class B Preferred Stock Units, $0.001 par value, 84,563 and 68,488 Units authorized, issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	2,635,750	2,475,000

Additional paid-in-capital	23,904,172	23,458,739

Accumulated deficit	(35,542,037)	(33,930,034)

Noncontrolling Interest	(3,947,724)	(3,500,380)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(12,888,692)	(11,443,508)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$7,564,804	$6,758,818

See notes to consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses
Accrued salary expense	143,740	141,583	293,336	290,910
Stock based compensation	331,360	251,734	514,701	277,734
General and administrative expenses	115,758	35,458	186,097	136,437
Change in fair value of conversion feature	(1,315)	411,160	(44,852)	676,932
Amortization of beneficial conversion feature and discount	94,418	763,874	220,525	935,534
Interest expense	453,608	378,388	889,540	723,410

Total expenses	1,137,569	1,982,197	2,059,347	3,040,957

Net Loss	$(1,137,569)	$(1,982,197)	$(2,059,347)	$(3,040,957)

Net Loss Attributable to Noncontrolling Interest	182,289	121,811	447,344	303,868

Net Loss Attributable to Stockholders	$(955,280)	$(1,860,386)	$(1,612,003)	$(2,737,089)

Basic and diluted net loss per common share	$(0.21)	$(0.42)	$(0.38)	$(0.66)

Basic and diluted average common shares outstanding	5,433,021	4,670,200	5,485,667	4,635,762

See notes to consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,059,347)	$(3,040,957)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation	333,700	277,734
Cashless Exercise of RBMS warrant	160,750
Stock issued for notes payable incentive consideration	19,891	-
Stock for interest	10,822	27,652
Loss on impairment of land purchase deposit	-	-
Depreciation and amortization	-	687
Amortization and changes in beneficial conversion feature and warrant liability	155,792	1,979,388
Changes in assets and liabilities:
Prepaid expenses	(19,276)	2,149
Notes receivable	-	(105,000)
Accounts payable and accrued expenses	1,117,694	781,355
Accrued interest on mortgage and notes payable	846,770	689,022

Net cash provided by operating activities	566,796	612,030

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred development costs - Gulfport Project	(2,005)	(13,634)
Deferred casino ground lease rent	(763,595)	(549,435)
Deferred development costs - SlotOne Project	(7,500)	-

Net cash used in investing activities	(773,100)	(563,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes payable	231,300	475,000
Discount on 10% convertible promissory notes payable	19,881	(366,921)
Increase (decrease) in loans payable - stockholders	(31,267)	12,721

Net cash provided by financing activities	219,914	120,800

Net increase (decrease) in cash	13,610	169,761

Cash, beginning of period	-	46

Cash, end of period	$13,610	$169,807

Noncash Transactions:

Issuance of common stock in payment of notes payable	$89,000	$100,000

Issuance of common stock as interest	$10,822	$27,652

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

Reclassifications

Certain amounts for the current year have been revised or reclassified to conform to 2014 financial statement presentation.

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

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Management fees earned under a contract to operate and manage casino projects are recognized pursuant to terms of the agreement. For the three and six months ended December 31, 2014, the Company had no revenue.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Although there were common stock equivalents outstanding as of December 31, 2014 and December 31, 2013, they were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.

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

3. GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $39,489,761 and negative working capital of $19,639,357 as of December 31, 2014 and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

As of December 31, 2014, and June 30, 2014, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS. As a result, the consolidated financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

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

Commencing June 30, 2012, and through December 31, 2014, management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS. As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable consented; (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013. The Company has not repaid the principal and accrued interest by the dates stipulated in the extension and is currently in default. As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of December 31, 2014 and June 30, 2014.

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

The Company has evaluated the fair value of the land deposit and has determined that the acreage of land has a fair value in excess of the book value of the deposit recorded, however, the value of the 218,844 shares of the common stock of the Company provided as a deposit on the land is in excess of its fair value and, therefore, recorded a loss on impairment of the land purchase deposit of $8,361,252 as of June 30, 2014.

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

11. CONVERTIBLE AND PROMISSORY NOTES

On each of July 1, 2014, and on August 28, 2014, the Company sold $32,500, of nine month 8% convertible promissory notes. The notes can be converted at the variable conversion price, as defined, beginning on the date that is 180 days following the date of the note and thereafter at any time until the note is fully paid. If at any time when the notes are issued and outstanding, the Company issues or sells shares of common stock for no consideration or for a consideration per share less than the conversion price, as defined, in effect on the date of the issuance, then the conversion price will be reduced to that amount.

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

From May 1, 2012 and continuing through December 31, 2014, the Company issued an aggregate of $1,313,690 in two-year, 10% convertible promissory notes and $65,000 in 8% convertible promissory notes. The notes are convertible into the Company’s common stock as defined at $0.90 a share. There is a total of $922,190 in convertible notes outstanding as of December 31, 2014.

In December 2014 the Company changed the exchange price on the convertible promissory notes and warrant to $0.90 (in effect with the reverse stock split).

The convertible note holders were also issued a five year common stock purchase warrant for the purchase of up to 856,004 shares of the Company’s common stock, at a price per share of $0.90, that permits a cashless exercise in the event that the underlying shares of common stock to be issued upon exercise are not registered pursuant to an effective registration statement at the time of the exercise.

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory notes payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability. The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value. For the six months ended December 31, 2014 and 2013, the Company recorded a (gain)/expense on the change in fair market value of ($44,852) and $676,932, respectively.

The Company calculates the value of the conversion features using the Black Scholes Option Pricing Model, and has reflected this as a discount against the convertible promissory note, amortizable as interest expense over two years.

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

The warrants were valued using the Black-Scholes Option Pricing Model with the stock price on day of grant, the risk free interest rate and the expected volatility. This value has been reflected as discount of the convertible promissory note payable, amortizable as interest expense over two years.

As of December 31, 2014 and June 30, 2014, the Convertible Promissory Notes Payable were as follows:

	December 31, 2014	June 30, 2014

10% Convertible Promissory Note Payable	$857,190	$779,890
8% Convertible Promissory Note Payable	$65,000	$-
Less:
Beneficial Conversion Feature Discount	$(101,656)	$(50,630)
Warrant Discount	$(390,814)	$(461,721)

Convertible Promissory Note Payable - Net	$429,720	$267,539

For the six months ended December 31, 2014 and 2013 respectively, the Company recorded $220,525 and $935,534 as amortization of the beneficial conversion feature and discount.

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

On August 3, 2014, the Company issued 99,457 shares of common stock for the conversion of a 10% Convertible Promissory Note, plus accrued interest and additional interest as an incentive consideration, valued at $89,511.

In October, November and December 2014, the Company issued an aggregate of 3,000 shares of common stock, at $0.50, per share, as officer compensation valued at $1,500.

On October 1, 2014, the Company issued 44,000 shares of common stock for consulting services valued at $22,000.

On October 22, 2014, the Company issued 33,557 shares of common stock for the conversion of a 10% Convertible Promissory Note and accrued interest valued at $30,202.

On December 30, 2014, the Company issued 15,000 shares of common stock for consulting services valued at $7,500.

On December 30, 2014, the Company issued an aggregate of 600,000 shares of common stock for compensation to two officers of the Company valued at $300,000.

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

RBMS Equity

RBMS equity consists of 84,563 Series B Common Units and 8,861 warrants to purchase B Common Units. $1,925,000 in Units were sold for cash from 2010 through 2012 and $550,000 in Units were issued for services rendered to the Company. Pursuant to these transactions Series A Preferred Unit holders converted into Common B Units. In August 2014, certain stockholders of RBMS exercised a warrant for a cashless exercise of 16,075 Series B Common Units valued at $160,750.

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years. As of December 31, 2014 and June 30, 2014 no options were granted under the Plan.

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

As of June 30, 2011 the Company sold 190 Series A shares with 95,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $4.00, per share, for five years. As of December 31, 2014 and June 30, 2014, none of the warrants have been exercised.

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

Warrants

As of December 31, 2014, the Company has the following warrants outstanding.

	Warrants Issued	Exercise Price	Term
Series A warrants	95,000	$0.90	5 years
10% Convertible Promissory Notes Payable	856,004	$0.90	5 years
Officers and Affiliates	128,000	$0.90	5 years
Investment Banker Fees	17,730	$0.90	5 years
Total	1,096,734

13. COMMITMENTS AND CONTINGENCIES

The Company has guaranteed certain notes payable of RBL in the amount to $250,000. (Note 7)

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

On January 18, 2012, an investment banker filed a civil lawsuit against the Company in the Circuit Court of Harrison County, Mississippi, First Judicial District, alleging breach of a fee letter agreement in the amount of $150,000, plus attorney’s fees and costs. The Plaintiff filed a motion for summary judgment on November 21, 2013, which was heard on January 9, 2014, whereupon the motion was granted with regard to the Company’s liability for $25,000. The Court has not entered an order confirming its ruling and has not reached a determination as to the Company’s liability on the remaining $125,000. The Company will vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter. As of December 31, 2014 and June 30, 2014, the Company has an accrued liability of $150,000 against the claim.

14. INCOME TAXES

The Company and its subsidiaries file separate tax returns. As of December 31, 2014 and June 30, 2014, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

15. SUBSEQUENT EVENTS

Common Stock

In January, February, March and April 2015 the Company issued an aggregate of 4,000 shares of common stock for compensation to an officer of the Company.

Convertible Notes and Warrants

On January 3, 2015, the Company sold a $15,000, two-year, 10% convertible promissory note.

On March 1, 2015, the Company sold an aggregate of $50,000, two-year, 10% convertible promissory notes.

On March 19, 2015, the Company sold an aggregate of $60,500, two-year, 10% convertible promissory notes.

The notes can be converted at a price of $0.90, per share, share from the closing date and thereafter at any time until the note is fully paid. Warrants to purchase an aggregate of 33,889 shares of the Company’s common stock were issued in conjunction with these convertible promissory notes.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow, which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($1,612,003) for the six months ended December 31, 2014 and has an accumulated deficit as of December 31, 2014 of $39,489,761.

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

Results of Operations

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

Revenue

For the three months periods ended December 31, 2014 and 2013, we had revenues of $0 and $0 respectively. The Company is anticipating management fees associated with the Gulfport project.

Expenses

Our total expenses for the three months ended December 31, 2014, were $1,137,569 as compared to $1,982,197 for the comparable prior year period. The decrease of $844,628, approximately 43%, can be attributed primarily to decreases in change in fair value of the conversion feature of the notes payable and amortization of the beneficial conversion feature offset by increases in general and administrative expenses, interest expense, stock-based compensation expense and accrued salary expense.

General and administrative expenses for the three months ended December 31, 2014, were $115,758 as compared to $35,458 for the comparable prior year period. The increase of $80,300, approximately 226%, is mainly attributable to increases in legal and lease extension fees offset by a decrease in lobbyist fees.

Interest expense for the three months ended December 31, 2014 was $453,608 as compared to $378,388 for the three months ended December 31, 2013. This increase of $75,220, approximately 20% resulted primarily from increases in interest related to the mortgage on the Big Easy Vessel and Promissory Notes in addition to interest on stockholder loans and the convertible promissory notes.

Net loss attributable to stockholders for the three months ended December 31, 2014, was $955,280 as compared to a net loss of $1,860,386 for the comparable prior year period. The decrease in loss of $905,106, approximately 49%, attributed primarily to decreases in the change in fair value of the conversion feature of the notes payable and amortization of the beneficial conversion feature offset by increases in general and administrative expenses, interest expense, stock-based compensation expense and accrued salary expense.

Six months ended December 31, 2014 compared to the six months ended December 31, 2013

Revenue

For the six month periods ended December 31, 2014 and 2013, we had revenues of $0 and $0 respectively. The Company is anticipating management fees associated with the Gulfport project.

Expenses

Our total expenses for the six months ended December 31, 2014, were $2,059,347 as compared to $3,040,957 for the comparable prior year period. The decrease of $981,610, approximately 32%, can be attributed primarily to decreases in the change in fair value of the conversion feature of the notes payable and amortization of the beneficial conversion feature offset by increases in general and administrative expenses, interest expense, stock-based compensation expense and accrued salary expense.

General and administrative expenses for the six months ended December 31, 2014, were $186,097 as compared to $136,437 for the comparable prior year period. The increase of $49,660, approximately 36%, is mainly attributable to increases in legal and lease extension fees offset by a decrease in lobbyist fees.

Interest expense for the six months ended December 31, 2014 was $889,540 as compared to $723,410 for the six months ended December 31, 2013. This increase of $166,130, approximately 23% resulted primarily from increases in interest related to the mortgage on the Big Easy Vessel and Promissory Notes in addition to interest on stockholder loans and the convertible promissory notes.

Net loss attributable to stockholders for the six months ended December 31, 2014, was $1,612,003 as compared to a net loss of $2,737,089 for the comparable prior year period. The decrease in loss of $1,125,086, approximately 41%, attributed primarily to decreases in change in fair value of conversion feature of the notes payable and amortization of the beneficial conversion feature offset by increases in general and administrative expenses, interest expense, stock-based compensation expense and accrued salary expense.

Liquidity and Capital Resources

As of December 31, 2014, we had negative working capital of $19,639,357 compared to negative working capital of $17,739,046 as of June 30, 2014, and an accumulated deficit of $39,489,761 as of December 31, 2014, and further losses are anticipated.

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

Cash Provided by Operating Activities

Cash flows from operating activities for the six months ended December 31, 2014 was $566,696, as compared to $612,030 for the comparable six months ended December 31, 2013. The decrease in the Company’s operating cash flows was $45,234 from the six months ended December 31, 2014 as compared the three months ended December 31, 2013. The Company had not generated revenues from operations for the six months ended December 31, 2014 or 2013. As a result, cash flows from operations are generated primarily by changes in amortization and changes in fair market value associated with the convertible debt and warrant liability, offset by amounts accrued for operating expenses and stock-based compensation.

Cash Used in Investing Activities

Cash flows used in investing activities for the six months ended December 31, 2014 was $773,100 as compared to $563,069 used in investing activities for the three months ended December 31, 2013. This increase in cash used in investing activities of $210,031 consisted primarily of an increase in deferred casino ground lease rent.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the three months ended December 31, 2014 were $219,914 as compared to $120,800 provided by financing activities for the three months ended December 31, 2013. This increase in cash provided by financing activities of $99,114 consisted primarily of an increase in discounts on notes payable offset by a decreases in the proceeds from convertible promissory notes and loans payable stockholders.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended December 31, 2014. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, based on their evaluation of these controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

ROTATE BLACK, INC.

Date: May 12, 2015	By:	/s/ John Paulsen
John Paulsen, Chairman,
(Principal Executive Officer)

