Form 10-Q
period 2015-03-31
Rotate Black, Inc.
filed 2015-06-08
CIK 1020477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding as of June 8, 2015 is 6,118,698.

ROTATE BLACK, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(Unaudited)

ASSETS
Current Assets
Cash	$578	$-
Prepaid expenses	2,892	8,616

Total current assets	3,470	8,616

Deferred development costs - Gulfport Project	3,481,217	3,459,212
Land purchase deposit	109,422	109,422
Deferred casino ground lease rent	3,929,063	3,165,468
Deferred development costs - SlotOne - Project	20,000	12,500
Security deposit	3,600	3,600

TOTAL ASSETS	$7,546,772	$6,758,818

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,710,611	$4,563,200
Accrued salaries	2,186,354	1,781,636
Accrued ground lease rent	3,929,063	3,165,468
Note payable	121,000	121,000
Loans payable - stockholders	192,806	241,943
Mortgage payable - Big Easy vessel	2,975,000	2,975,000
Note payable - Big Easy vessel	600,000	600,000
Accrued interest on mortgage and note payable	5,603,277	4,299,415

Total current liabilities	20,318,111	17,747,662

Convertible promissory notes payable	1,130,190	779,890
Discount on convertible notes payable	(420,186)	(512,351)
Beneficial conversion feature	408,459	42,738
Warrant liability	517,791	144,387

TOTAL LIABILITIES	21,954,365	18,202,326

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY

Common stock, $0.01 par value, 75,000,000 shares authorized; 6,117,698 and 5,316,684 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	61,177	53,167

Class B Preferred Stock Units, $0.001 par value, 84,563 and 68,488 Units authorized, issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	2,635,750	2,475,000

Additional paid-in-capital	23,905,642	23,458,739

Accumulated deficit	(36,845,621)	(33,930,034)

Noncontrolling Interest	(4,164,541)	(3,500,380)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(14,407,593)	(11,443,508)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$7,546,772	$6,758,818

See notes to condensed consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses
Accrued salary expense	153,467	165,606	446,803	456,516
Stock based compensation	1,140	26,000	515,841	303,734
General and administrative expenses	194,774	247,504	380,871	383,941
Change in fair value of conversion feature	520,041	(1,751,149)	475,189	(1,074,217)
Amortization of beneficial conversion feature and discount	135,576	232,047	356,101	1,167,581
Interest expense	515,403	407,119	1,404,943	1,130,529

Total expenses (income)	1,520,401	(672,873)	3,579,748	2,368,084

Net (Loss) / income	$(1,520,401)	$672,873	$(3,579,748)	$(2,368,084)

Net Loss / (income) Attributable to Noncontrolling Interest	216,817	(229,082)	664,161	532,950

Net (Loss) / income Attributable to Stockholders	$(1,303,584)	$443,791	$(2,915,587)	$(1,835,134)

Net income (loss) per common share:

Basic	$(0.25)	$0.14	$(0.63)	$(0.50)

Diluted	$(0.25)	$0.12	$(0.63)	$(0.50)

Number of common shares used to compute net income (loss) per common share:

Basic	6,115,698	4,861,430	5,657,258	4,709,887

Diluted	6,115,698	5,522,350	5,657,258	4,709,887

See notes to condensed consolidated financial statements

ROTATE BLACK, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,579,748)	$(2,368,084)
Adjustments to reconcile net loss to cash provided by operating activities:
Stock-based compensation	335,200	303,734
Cashless Exercise of RBMS warrant	160,750	-
Stock issued for notes payable incentive consideration	19,891	-
Stock for interest	10,822	53,200
Depreciation and amortization	-	853
Amortization and changes in beneficial conversion feature and warrant liability	739,125	430,630
Changes in assets and liabilities:
Prepaid expenses	5,724	(1,868)
Accounts payable and accrued expenses	1,315,724	1,242,058
Accrued interest on mortgage and notes payable	1,303,862	1,061,175

Net cash provided by operating activities	311,350	721,698

CASH FLOWS FROM INVESTING ACTIVITIES
Deferred development costs - Gulfport Project	(22,005)	(13,634)
Deferred casino ground lease rent	(763,595)	(889,477)
Deferred development costs - SlotOne Project	(7,500)	(2,500)

Net cash used in investing activities	(793,100)	(905,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible promissory notes payable	504,300	535,000
Payment of notes payable	(65,000)	-
Discount on convertible promissory notes payable	92,165	(337,265)
Increase (decrease) in loans payable - stockholders	(49,137)	(13,868)

Net cash provided by financing activities	482,328	183,867

Net increase (decrease) in cash	578	(46)

Cash, beginning of period	-	46

Cash, end of period	$578	$-

Noncash Transactions:

Issuance of common stock for compensation, legal and consulting services	$495,950	$181,067

Issuance of common stock in payment of notes payable	$89,000	$150,000

Issuance of common stock for note payable incentive consideration	$19,891	$136,667

Issuance of common stock as interest	$10,822	$53,200

See notes to condensed consolidated financial statements

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

Reclassifications

Certain amounts for the current year have been revised or reclassified to conform to 2015 financial statement presentation.

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

Derivative Instruments

The Company’s derivative liabilities are related to embedded conversion features of the Convertible Notes Payable. For derivative instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and is then re-valued at each reporting date, with changes in fair value recognized in operations for each reporting period. The Company uses the Black-Scholes Option Pricing model to value the derivative instruments at inception and subsequent valuation dates and the value is re-assessed at the end of each reporting period in accordance with Accounting Standards Codification (“ASC”) 815.

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

Revenue Recognition

Revenue is recognized when evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Management fees earned under a contract to operate and manage casino projects are recognized pursuant to terms of the agreement. For the three and nine months ended March 31, 2015, the Company had no revenue.

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

Basic and Diluted Net Income (Loss) per Common Share

Basic net income (loss) per share (EPS) is calculated by dividing net income (loss) available to common stockholders (numerator) by the weighted-average number of common shares outstanding during each period (denominator). Diluted loss per share gives effect to all dilutive common shares outstanding using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. There were 660,920 common stock equivalents outstanding as of March 31, 2014 included to determine diluted EPS. As of March 31, 2015, the common stock equivalents were not included in the calculation of earnings per shares because their inclusion would have been considered anti-dilutive.

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

3. GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since inception, resulting in an accumulated deficit of $41,010,162 and negative working capital of $20,314,641 as of March 31, 2015, and further losses are anticipated. These factors raise doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations arising from normal business operations when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

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

As of March 31, 2015, and June 30, 2014, in accordance with ASC 810, “Consolidation”, Management evaluated and determined that the variable interest holders of RBMS lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS. As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

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

Rotate Black, Inc.’s equity investment is contemplated to come from the sale of $25.8 Million of Rotate Black, Inc. Senior Notes. (Note 15)

6. INVESTMENT IN RBMS

Upon formation of RBMS and the commencement of the management agreement, the Company, Rotate Black, LLC (“RBL”) and an officer of the Company owned an aggregate 46.6% of the voting interests of RBMS and the remaining units were sold to outside investors. Through June 30, 2011, the Company accounted for its investment in RBMS on the equity method in accordance with ASC 810-10; as it did not meet all the requirements of a variable interest entity to consolidate; the outside equity investors were not protected from the losses of the entity nor were they guaranteed a return by the legal entity; the outside equity investors expected residual returns that were not capped by any arrangements or documents with other holders; and the percent of ownership was expected to be diluted by future financing of RBMS.

Commencing June 30, 2012, and through March 31, 2015, management evaluated and determined that the variable interest holders lacked the direct and indirect ability to make decisions about the entity’s activities and determined that that the Company is the primary beneficiary of RBMS. As a result, the financial statements of RBMS have been included in the accompanying consolidated financial statements of the Company.

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

As of June 30, 2011, the due dates of both notes were extended in support of the Company’s current project in Gulfport, MS and the Trustee of the Cruise Holdings bankruptcy estate, holding the mortgage and promissory note payable consented; (1) to require no payments through June 30, 2012; (2) that the collection fees and accrued interest be paid on or before October 1, 2012; (3) extend the due date of the balance of the obligation for the principal and accrued interest to July 1, 2013. The Company has not repaid the principal and accrued interest by the dates stipulated in the extension and is currently in default. As a result, the balances as of the mortgage payable, note payable and accrued interest have been reflected as current liabilities in the Company’s balance sheet as of March 31, 2015 and June 30, 2014.

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

9. LOANS PAYABLE – STOCKHOLDERS

Loans payable – stockholders consists of advances made by certain stockholders of the Company and an officer of the Company through a limited liability entity owned by him, and are payable on demand.

10. EMPLOYMENT AGREEMENT

Commencing July 3, 2013, the Company entered into an agreement with its Chief Financial Officer for a term of twelve months subject to earlier termination or renewable upon mutually agreed terms, which has been extended on a month-to-month basis. Compensation for the officer is accrued at $5,000, per month, and will not be paid until the earlier that the Company has successfully raised a minimum of $500,000 in working capital for its own operations or the Company has sufficient excess cash reserves to enable payment. Upon signing the agreement, the officer was issued 100,000 shares of common stock as a signing bonus and is entitled to receive 1,000 additional shares of the Company’s common stock for each month of service provided, issued quarterly.

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

On October 7, 2014, the Company sold $6,000, of the two-year 10% convertible promissory notes. Warrants to purchase an aggregate of 6,000 shares of the Company’s common stock were issued in conjunction with this financing. The note can be converted at a price of $0.90 a share from the closing date and thereafter at any time until the note is fully paid.

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

From May 1, 2012 and continuing through March 31, 2015, the Company issued an aggregate of $1,439,190 in two-year, 10% convertible promissory notes and $65,000 in 8% convertible promissory notes. The notes are convertible into the Company’s common stock as defined at $0.90 a share. There is a total of $1,130,190 in convertible notes outstanding as of March 31, 2015.

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

Convertible Promissory Note Payable Beneficial Conversion Feature

As part of the issuance of the convertible promissory notes payable, the Company recorded a liability for the embedded beneficial conversion feature on the convertible debentures. Since the conversion feature of the note payable may be reset based upon subsequent financing, the derivative was reflected as a liability. The Company records changes in fair value at each reporting period in its consolidated statements of operations as a gain or loss associated with the change in fair market value. For the nine months ended March 31, 2015 and 2014, the Company recorded a (gain)/expense on the change in fair market value of $475,189 and ($1,074,217), respectively.

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

As of March 31, 2015 and June 30, 2014, the Convertible Promissory Notes Payable were as follows:

	March 31, 2015	June 30, 2014

10% Convertible Promissory Note Payable	$1,065,190	$779,890
8% Convertible Promissory Note Payable	$65,000	$-
Less:
Beneficial Conversion Feature Discount	$(85,044)	$(50,630)
Warrant Discount	$(335,142)	$(461,721)

Convertible Promissory Note Payable - Net	$710,004	$267,539

For the nine months ended March 31, 2015 and 2014 respectively, the Company recorded $356,101 and $1,167,581 as amortization of the beneficial conversion feature and discount.

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

In January, February and March 2015 the Company issued an aggregate of 3,000 shares of common stock for compensation to an officer of the Company valued at $1,500.

As of June 30, 2014:

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

Stock Option Plan

On July 6, 2011, the Company’s stockholders approved the Rotate Black, Inc. Stock Option Plan (Plan) under which the Chief Executive Officer of the Company may grant incentive stock options to certain employees to purchase up to 25,000,000 shares of common stock of the Company. The option price shall be no less than the fair market value of the stock, as defined. The Plan shall terminate after ten years. As of March 31, 2015 and June 30, 2014 no options were granted under the Plan.

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

As of June 30, 2011 the Company sold 190 Series A shares with 95,000 warrants to purchase common stock for an aggregate of $190,000. Each warrant is exercisable at $4.00, per share, for five years. As of March 31, 2015 and June 30, 2014, none of the warrants have been exercised.

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

Warrants

As of March 31, 2015, the Company has the following warrants outstanding.

	Warrants Issued	Exercise Price	Term
Series A warrants	95,000	$0.90	5 years
10% Convertible Promissory Notes Payable	889,893	$0.90	5 years
Officers and Affiliates	128,000	$0.90	5 years
Investment Banker Fees	17,730	$0.90	5 years
Total	1,130,623

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

On January 18, 2012, an investment banker filed a civil lawsuit against the Company in the Circuit Court of Harrison County, Mississippi, First Judicial District, alleging breach of a fee letter agreement in the amount of $150,000, plus attorney’s fees and costs. The Plaintiff filed a motion for summary judgment on November 21, 2013, which was heard on January 9, 2014, whereupon the motion was granted with regard to the Company’s liability for $25,000. The Court has not entered an order confirming its ruling and has not reached a determination as to the Company’s liability on the remaining $125,000. The Company will vigorously defend this action but can provide no assurance as to the likelihood of the outcome of the matter. As of March 31, 2015 and June 30, 2014, the Company has an accrued liability of $150,000 against the claim.

14. INCOME TAXES

The Company and its subsidiaries file separate tax returns. As of March 31, 2015 and June 30, 2014, management has evaluated and concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements.

15. SUBSEQUENT EVENTS

Common Stock

In April 2015 the Company issued 1,000 shares of common stock for compensation to an officer of the Company.

Convertible Notes and Warrants

On May 22, 2015, the Company agreed to sell up to $300,000, two-year, 10% convertible promissory notes. The note can be converted at a price of $0.90 a share from the closing date and thereafter at any time until the note is fully paid.

Forbearance and Discounted Payoff Agreement

Effective May 15, 2015 the company entered into Forbearance and Discounted Payoff Agreement (“Agreement”) with regard to the Big Easy Gaming Vessel Loans (Note 7) dated June 11, 2010 for $2,975,000 and $600,000. As of April 30, 2015, the aggregate indebtedness of the loans was determined to be $7,386,005. The Agreement provides for a discounted repayment for the total sums of the two loans as $1,250,000 in cash and 400,000 shares of the Company’s common stock by January 31, 2016, as defined. The Agreement includes a certain Stipulation whereby if the discounted payment is not timely met, the Company will be liable for a judgment in the amount of $8,013,755, which represents the aggregate amount of principal, accrued interest and collection fees included in the indebtedness as of January 31, 2016.

Settlement of Debt

On May 22, 2015 the company entered into agreements to eliminate outstanding debt of $1,907,172 due to officers and affiliates for 953,586 shares of the Company’s common stock.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The Company has incurred substantial losses from operations and it has negative operating cash flow, which raises doubt about its ability to continue as a going concern. The Company sustained a net loss attributable to common shareholders of ($2,915,587) for the nine months ended March 31, 2015 and has an accumulated deficit as of March 31, 2015 of $41,010,162.

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

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenue

For the three months periods ended March 31, 2015 and 2014, we had revenues of $0 and $0 respectively. The Company is anticipating management fees associated with the Gulfport project.

Expenses

Our total expenses for the three months ended March 31, 2015, were $1,520,401 as compared to income of $672,873 for the comparable prior year period. The decrease in loss of $2,13,274, approximately 326%, can be attributed primarily to an increase in the fair value of the conversion feature of the notes payable offset in part by decreases in amortization of the beneficial conversion feature, general and administrative expenses and stock-based compensation expense, and accrued salary expense.

General and administrative expenses for the three months ended March 31, 2015, were $194,774 as compared to $247,504 for the comparable prior year period. The decrease of $52,730, approximately 21%, is mainly attributable to decreases in financing fees, investor relations fees, lobbyist fees and travel expenses offset by increases in legal and lease extension fees.

Interest expense for the three months ended March 31, 2015 was $515,403 as compared to $407,119 for the three months ended March 31, 2014. This increase of $108,284, approximately 27% resulted primarily from increases in interest related to the mortgage on the Big Easy Vessel and Promissory Notes in addition to interest on stockholder loans and the convertible promissory notes.

Net loss attributable to stockholders for the three months ended March 31, 2015, was $1,303,584 as compared to a net income of $443,791 for the comparable prior year period. The increase in loss of $1,747,375, approximately 394%, can be attributed to the increase in fair value of the conversion feature of the notes payable and interest expense.

Nine months ended March 31, 2015 compared to the nine months ended March 31, 2014

Revenue

For the nine month periods ended March 31, 2014 and 2014, we had revenues of $0 and $0 respectively. The Company is anticipating management fees associated with the Gulfport project.

Expenses

Our total expenses for the nine months ended March 31, 2015, were $3,579,748 as compared to $2,368,084 for the comparable prior year period. The increase of $1,211,664, approximately 51%, can be attributed primarily to increases in change in fair value of the conversion feature of the notes payable, stock based compensation expense and interest expense, offset in part by decreases in amortization of the beneficial conversion feature, general and administrative expenses and accrued salary expense.

General and administrative expenses for the nine months ended March 31, 2015, were $380,781 as compared to $383,941 for the comparable prior year period. The decrease of $3,070, approximately 1%, is mainly attributable to decreases in financing fees, investor relations fees and lobbyist fees offset by increases in legal, lease extension fees and travel expenses.

Interest expense for the nine months ended March 31, 2015 was $1,404,943 as compared to $1,130,529 for the nine months ended March 31, 2014. This increase of $274,414, approximately 24% resulted primarily from increases in interest related to the mortgage on the Big Easy Vessel and Promissory Notes in addition to interest on stockholder loans and the convertible promissory notes.

Net loss attributable to stockholders for the nine months ended March 31, 2015, was $2,915,587 as compared to a net loss of $1,835,134 for the comparable prior year period. The increase in loss of $1,080,453, approximately 59%, can be attributed primarily to increases in change in fair value of the conversion feature of the notes payable, stock based compensation expense and interest expense, offset by decreases in amortization of the beneficial conversion feature, general and administrative expenses and accrued salary expense.

Liquidity and Capital Resources

As of March 31, 2015, we had negative working capital of $20,314,641 compared to negative working capital of $17,739,046 as of June 30, 2014, and an accumulated deficit of $41,010,162 as of March 31, 2015, and further losses are anticipated.

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

Cash Provided by Operating Activities

Cash flows from operating activities for the nine months ended March 31, 2015 was $311,350, as compared to $721,698 for the comparable nine months ended March 31, 2014. The decrease in the Company’s operating cash flows was $410,348 from the nine months ended March 31, 2015 as compared the nine months ended March 31, 2014. The Company had not generated revenues from operations for the nine months ended March 31, 2015 or 2014. As a result, cash flows from operations are generated primarily by changes in amortization and changes in fair market value associated with the convertible debt and warrant liability, amounts accrued for operating expenses stock-based compensation and cashless exercise of RBMS warrant.

Cash Used in Investing Activities

Cash flows used in investing activities for the nine months ended March 31, 2015 was $793,100 as compared to $905,611 used in investing activities for the nine months ended March 31, 2014. This increase in cash used in investing activities of $112,511 consisted primarily of an increase in deferred casino ground lease rent.

Cash Provided by Financing Activities

Cash flows provided by financing activities for the nine months ended March 31, 2015 were $482,328 as compared to $183,867 provided by financing activities for the nine months ended March 31, 2015. This increase in cash provided by financing activities of $298,461 consisted primarily of an increase in discounts on notes payable offset by a decreases in the proceeds from convertible promissory notes, payment on notes payable and loans payable stockholders.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than the guarantees discussed in the Notes to the consolidated financial statements.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the period ended March 31, 2015. We cannot be assured that future inflation will not have an adverse impact on our operating results and financial condition.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ROTATE BLACK, INC.

Date: June 8, 2015	By:	/s/ John Paulsen
John Paulsen, Chairman,
(Principal Executive Officer)

